Form 10-Q
period 2014-09-30
WILLIAM LYON HOMES
filed 2014-11-12
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 10, 2014
Common stock, Class A, par value $0.01	27,431,347
Common stock, Class B, par value $0.01	3,813,884

WILLIAM LYON HOMES

NOTE ABOUT FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; anticipated benefits to be realized from the acquisition of Polygon Northwest Homes; market and industry trends; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; community count; joint ventures in which we are involved; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to: our ability to realize the anticipated benefits from the acquisition of the residential homebuilding business of Polygon Northwest Homes; our ability to integrate successfully the Polygon Northwest Homes operations with our existing operations; any adverse effect on our business operations, or those of Polygon Northwest Homes, following consummation of the acquisition; worsening in general economic conditions either nationally or in regions in which we operate; worsening in markets for residential housing; decline in real estate values resulting in further impairment of our real estate assets; volatility in the banking industry and credit markets; terrorism or other hostilities involving the United States; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of our ability to offset prior years’ taxable income with net operating losses; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; the availability of labor and homebuilding materials; adverse weather conditions; competition for home sales from other sellers of new and resale homes; cancellations and our ability to realize our backlog; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; changes in governmental laws and regulations; inability to comply with financial and other covenants under our debt instruments; whether we are able to refinance the outstanding balances of our debt obligations at their maturity; anticipated tax refunds; limitations on our ability to utilize our tax attributes; limitations on our ability to reverse any remaining portion of our valuation allowance with respect to our deferred tax assets; the timing of receipt of regulatory approvals and the opening of projects; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of our insurance coverage; and the availability and cost of land for future development. These and other risks and uncertainties are more fully described in Item 1A. "Risk Factors" in this report, in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our past performance or past or present economic conditions in our housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$35,119	$171,672
Restricted cash — Note 1	504	854
Receivables	19,840	16,459
Escrow proceeds receivable	14,606	4,380
Real estate inventories — Note 5
Owned	1,378,432	671,790
Not owned	—	12,960
Deferred loan costs, net	25,975	9,575
Goodwill	63,128	14,209
Intangibles, net of accumulated amortization of $8,900 as of September 30, 2014 and $7,611 as of December 31, 2013	7,377	2,766
Deferred income taxes, net valuation allowance of $3,211 as of September 30, 2014 and $3,959 as of December 31, 2013	91,055	95,580
Other assets, net	17,613	10,166
Total assets	$1,653,649	$1,010,411
LIABILITIES AND EQUITY
Accounts payable	$47,898	$17,099
Accrued expenses	93,642	60,203
Liabilities from inventories not owned — Note 12	—	12,960
Notes payable — Note 6	41,264	38,060
Senior unsecured facility - Note 6	120,000	—
5 3/4% Senior Notes due April 15, 2019 — Note 6	150,000	—
8 1/2% Senior Notes due November 15, 2020 — Note 6	430,443	431,295
7% Senior Notes due August 15, 2022 — Note 6	300,000	—
	1,183,247	559,617
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,078,301 and 27,622,283 shares issued, 27,430,927 and 27,216,813 outstanding at September 30, 2014 and December 31, 2013, respectively	281	276
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at September 30, 2014 and December 31, 2013	38	38
Additional paid-in capital	313,356	311,863
Retained earnings	142,622	116,002
Total William Lyon Homes stockholders’ equity	456,297	428,179
Noncontrolling interests — Note 3	14,105	22,615
Total equity	470,402	450,794
Total liabilities and equity	$1,653,649	$1,010,411
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating revenue
Home sales	$196,090	$141,352	$504,546	$338,434
Lots, land and other sales	215	—	1,926	3,248
Construction services — Note 1	10,593	9,478	30,186	21,439
	206,898	150,830	536,658	363,121
Operating costs
Cost of sales — homes	(157,565)	(107,957)	(392,083)	(267,932)
Cost of sales — lots, land and other	(209)	—	(1,529)	(2,838)
Construction services — Note 1	(8,262)	(8,135)	(24,735)	(17,472)
Sales and marketing	(12,476)	(6,679)	(27,958)	(17,482)
General and administrative	(12,726)	(10,200)	(35,881)	(28,016)
Transaction expenses	(5,768)	—	(5,768)	—
Amortization of intangible assets	(174)	(191)	(1,294)	(1,173)
Other	(454)	(695)	(1,745)	(1,746)
	(197,634)	(133,857)	(490,993)	(336,659)
Operating income	9,264	16,973	45,665	26,462
Interest expense, net of amounts capitalized — Note 1	—	(51)	—	(2,602)
Other income, net	357	114	830	257
Income before reorganization items	9,621	17,036	46,495	24,117
Reorganization items, net	—	—	—	(464)
Income before provision for income taxes	9,621	17,036	46,495	23,653
Provision for income taxes — Note 9	(1,999)	(6,356)	(12,779)	(6,366)
Net income	7,622	10,680	33,716	17,287
Less: Net income attributable to noncontrolling interests	(1,984)	(3,118)	(7,096)	(4,879)
Net income attributable to William Lyon Homes	5,638	7,562	26,620	12,408
Preferred stock dividends	—	—	—	(1,528)
Net income available to common stockholders	$5,638	$7,562	$26,620	$10,880
Income per common share:
Basic	$0.18	$0.24	$0.85	$0.48
Diluted	$0.17	$0.24	$0.81	$0.46
Weighted average common shares outstanding:
Basic	31,232,655	30,975,160	31,184,101	22,569,810
Diluted	32,760,746	31,895,814	32,725,164	23,446,954
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2013	31,436	$314	$311,863	$116,002	$22,615	$450,794
Net income	—	—	—	26,620	7,096	33,716
Noncontrolling interests contributions	—	—	—	—	9,641	9,641
Noncontrolling interests distributions	—	—	—	—	(25,247)	(25,247)
Exercise of stock options	158	1	284	—	—	285
Shares remitted to Company (1)	(94)	—	(1,454)	—	—	(1,454)
Offering costs related to secondary sale of common stock	—	—	(105)	—	—	(105)
Stock based compensation	392	4	2,768	—	—	2,772
Balance - September 30, 2014	31,892	$319	$313,356	$142,622	$14,105	$470,402
See accompanying notes to condensed consolidated financial statements

(1) Represents shares remitted to the Company by employees to satisfy personal income tax liabilities resulting from share based compensation plans.

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating activities
Net income	$33,716	$17,287
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,240	2,184
Provision for deferred income taxes	4,525	—
Stock based compensation expense	2,772	2,207
Equity in earnings of unconsolidated joint ventures	(146)	—
Loss on sale of property and equipment	—	4
Net changes in operating assets and liabilities, net of the effects from Acquisition:
Restricted cash	350	—
Receivables	(3,346)	(4,033)
Escrow proceeds receivable	(10,226)	(2,833)
Real estate inventories — owned	(265,453)	(202,294)
Real estate inventories — not owned	12,960	18,291
Other assets	(3,995)	3,110
Accounts payable	29,409	665
Accrued expenses	25,964	18,784
Liabilities from real estate inventories not owned	(12,960)	(18,291)
Net cash used in operating activities	(181,190)	(164,919)
Investing activities
Distributions from unconsolidated joint ventures	146	—
Cash paid for acquisitions, net	(488,785)	—
Purchases of property and equipment	(1,727)	(3,359)
Net cash used in investing activities	(490,366)	(3,359)
Financing activities
Proceeds from borrowings on notes payable	57,947	51,444
Principal payments on notes payable	(57,155)	(45,459)
Proceeds from issuance of 5 3/4% senior notes	150,000	—
Proceeds from issuance of 7% senior notes	300,000	—
Borrowings on senior unsecured facility	120,000	—
Payment of deferred loan costs	(18,909)	(1,792)
Proceeds from stock options exercised	285	—
Proceeds from issuance of common stock	—	179,438
Shares remitted to Company for employee tax withholding	(1,454)	—
Offering costs related to sale of common stock	(105)	(15,655)
Payment of preferred stock dividends	—	(2,550)
Noncontrolling interests contributions	9,641	35,399
Noncontrolling interests distributions	(25,247)	(21,700)
Net cash provided by financing activities	535,003	179,125
Net (decrease)/increase in cash and cash equivalents	(136,553)	10,847
Cash and cash equivalents — beginning of period	171,672	71,075
Cash and cash equivalents — end of period	$35,119	$81,922
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$70,386
Issuance of note payable related to land acquisition	$2,413	$16,238
Accrued purchases of property, plant and equipment	$—	$142
Accrued acquisition costs	$3,633	$—
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation and Significant Accounting Policies
Operations
William Lyon Homes, a Delaware corporation (“Parent” and together with its subsidiaries, the “Company”), is primarily engaged in designing, constructing, marketing and selling single-family detached and attached homes in California, Arizona, Nevada, Colorado (under the Village Homes brand), Washington and Oregon (each under the Polygon Northwest Homes brand).
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2014 and December 31, 2013 and revenues and expenses for the three and nine month periods ended September 30, 2014 and 2013. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures and other entities which have been determined to be variable interest entities ("VIEs") in which the Company is considered the primary beneficiary (see Note 3). The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves either approximately one to one and one quarter percent of the sales price of its homes, or a set amount per home closed depending on operating division, against the possibility of future charges relating to its one-year limited warranty and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the nine months ended September 30, 2014 and 2013, are as follows (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Warranty liability, beginning of period	$14,935	$14,317
Warranty provision during period	5,343	3,131
Warranty payments during period	(4,997)	(3,900)
Warranty charges related to pre-existing warranties during period	341	354
Warranty charges related to construction services projects	591	267
Warranty liability, end of period	$16,213	$14,169
The Company began accruing for warranty costs for units closed in the Washington and Oregon segments in conjunction with their acquisition (see Note 2) at a set rate per home, however the Company did not assume any warranty liability for units closed prior to the Acquisition date.
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the three months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Interest incurred	$17,504	$7,511	$38,818	$22,511
Less: Interest capitalized	17,504	7,460	38,818	19,909
Interest expense, net of amounts capitalized	$—	$51	$—	$2,602
Cash paid for interest	$2,925	$283	$22,596	$14,854
Construction Services
The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2014 and December 31, 2013. The Company monitors the cash balances in its operating accounts and adjusts the cash balances between accounts based on operational needs; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
Goodwill
In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are analyzed for impairment at the reporting segment level. Goodwill is analyzed on an annual basis, or when indicators of impairment exist. We have determined that we have seven reporting segments, as discussed in Note 4, and we perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.
Intangible Assets
Recorded intangible assets primarily relate to brand names of acquired entities, construction management contracts, homes in backlog, and joint venture management fee contracts recorded in conjunction with FASB ASC Topic 852, Reorganizations ("ASC 852"), or FASB ASC Topic 805, Business Combinations ("ASC 805"). All Intangible assets with the exception of those relating to brand names were valued based on expected cash flows related to home closings, and the asset is amortized on a per unit basis, as homes under the contracts close. Our brand name intangible assets are deemed to have an indefinite useful life.
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
Impact of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. The Company has not yet selected a transition method, and is currently evaluating the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.
Note 2—Acquisition of Polygon Northwest Homes

On August 12, 2014, the Company completed its acquisition of the residential homebuilding business of PNW Home Builders, L.L.C. (“PNW Parent”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated June 22, 2014 among William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent ("California Lyon"), PNW Parent, PNW Home Builders North, L.L.C., PNW Home Builders South, L.L.C. and Crescent Ventures, L.L.C. Prior to such completion, California Lyon assigned its interests in the Purchase Agreement to Polygon WLH LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of California Lyon (“Polygon WLH”). Pursuant to the Purchase Agreement, Polygon WLH acquired, for cash, all of the membership interests of the underlying limited liability companies and certain service companies and other assets that comprised the residential homebuilding operations of PNW Parent (such operations being referred herein as "Polygon Northwest Homes") and which conducts business as Polygon Northwest Company (“Polygon”), for an aggregate cash purchase price of $520.0 million, an additional approximately $28.0 million at closing pursuant to initial working capital adjustments, plus an additional $4.3 million of consideration, a portion of which remains subject to final adjustment in accordance with the terms of the Purchase Agreement (the “Acquisition”). The acquired entities now operate as two new divisions of the Company under the Polygon name, one in Washington, with a core market of Seattle, and the other in Oregon, with a core market of Portland.
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
As a result of the Acquisition, the entities comprising the business of Polygon Northwest Homes became wholly-owned direct or indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the date of the Acquisition. For the period from August 12, 2014 through September 30, 2014, operating revenue and income before provision for income taxes from Polygon operations, were $38.9 million and $4.0 million, respectively.
The Acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities of Polygon Northwest Homes at their estimated fair values, with the excess allocated to Goodwill, as shown below. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $48.9 million of goodwill resulting from the Acquisition will be tax deductible. Goodwill will be allocated to the Washington and Oregon operating segments (see Note 4). A reconciliation of the consideration transferred as of the acquisition date is as follows:

Purchase consideration	$552,252
Net proceeds received from Polygon inventory involved in land banking transactions	(59,834)
$492,418

As of September 30, 2014 the Company had not completed its final estimate of the fair value of the net assets of Polygon Northwest Homes, due to the Acquisition's close proximity to quarter end. As such, the estimates used as of

September 30, 2014 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Assets Acquired
Real estate inventories	$439,628
Goodwill	48,919
Intangible asset - brand name	5,900
Joint venture in mortgage business	2,000
Other	545
Total Assets	$496,992

Liabilities Assumed
Accounts payable	$603
Accrued expenses	3,971
Total liabilities	4,574
Net assets acquired	$492,418
The Company determined the fair value of real estate inventories on a project level basis using a combination of discounted cash flow models, and market comparable land transactions, where available. These methods are significantly impacted by estimates relating to i) expected selling prices, ii) anticipated sales pace, iii) cost to complete estimates, iv) highest and best use of projects prior to acquisition, and v) comparable land values. These estimates were developed and used at the individual project level, and may vary significantly between projects.
The acquisition date fair value of the Intangible asset relating to brand name was estimated using comparable values ascribed in other recent market transactions, as well as taking into account Polygon Northwest Homes market position as a leading builder in the Seattle, WA, and Portland, OR, residential markets. This asset is deemed to have an indefinite life. Additionally, the Company acquired a non-controlling interest in a joint venture mortgage business. The fair value of this investment was estimated using the discounted cash flow method, which was significantly impacted by estimated cash flow streams and income of the joint venture.
Other assets, accounts payable, and accrued expenses were generally stated at historical value due to the short-term nature of these liabilities.
The Company recorded $5.8 million in acquisition related costs for the three and nine months ended September 30, 2014, respectively, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805. There were no acquisition related costs incurred during 2013.
Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three and nine months ended September 30, 2014 and September 30, 2013 as if the Acquisition had been completed as of January 1, 2013 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating revenues	$241,726	$222,475	$688,543	$563,365
Net income available to common stockholders	$6,441	$8,582	$31,631	$17,299
Income per share - basic	$0.21	$0.28	$1.01	$0.77
Income per share - diluted	$0.20	$0.27	$0.97	$0.74
The unaudited pro forma operating results have been determined after adjusting the unaudited operating results of Polygon Northwest Homes to reflect the estimated purchase accounting and other acquisition adjustments including interest expense associated with the debt used to fund a portion of the acquisition. The unaudited pro forma results presented above do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the Acquisition, the costs to combine the operations of the Company and Polygon Northwest Homes or the costs necessary to achieve any of the foregoing cost savings, operating synergies or revenue enhancements. As such, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period or indicative of the results that will be attained in the future.

Note 3—Variable Interest Entities and Noncontrolling Interests
During the nine months ended September 30, 2014, the Company formed one joint venture for the purpose of land development and homebuilding activities which we have determined to be a VIE. The Company, as the managing member, has the power to direct the activities of the VIE since it manages the daily operations and has exposure to the risks and rewards of the VIE, which is based on the allocation of income and loss per the joint venture agreement. Therefore, the Company is the primary beneficiary of the joint venture, and the VIE was consolidated as of September 30, 2014. The Company is also party to an additional three joint ventures that were formed in prior periods, for which the Company has also determined that it is the primary beneficiary, and thus has also included them in its consolidated results as of September 30, 2014, and December 31, 2013.
As of September 30, 2014, the assets of the consolidated VIEs totaled $74.5 million, of which $8.7 million was cash and cash equivalents and $62.8 million was real estate inventories. The liabilities of the consolidated VIEs totaled $44.6 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2013, the assets of the consolidated VIEs totaled $66.4 million, of which $4.7 million was cash and cash equivalents and $56.8 million was real estate inventories. The liabilities of the consolidated VIEs totaled $27.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 4—Segment Information
The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting ("ASC 280"), the Company has determined that each of its operating divisions is an operating segment.
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
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with ASC 280, prior to the acquisition of Polygon Northwest Homes (see Note 2), the Company's homebuilding operations had been grouped into five operating segments: Southern California, consisting of an operating division with operations in Orange, Los Angeles, Riverside, San Bernardino and San Diego counties; Northern California, consisting of an operating division with operations in Alameda, Contra Costa, San Joaquin, and Santa Clara counties; Arizona, consisting of operations in the Phoenix, Arizona metropolitan area; Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area; and Colorado, consisting of operations in the Fort Collins and Granby, Colorado markets. During the three months ended September 30, 2014, the Company added two additional operating segments as a result of the Polygon Northwest Homes Acquisition: Oregon, with operations in the Portland, Oregon metropolitan area; and Washington, consisting of operations in the Seattle, Washington metropolitan area.
Corporate develops and implements strategic initiatives and supports the Company’s operating divisions by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating revenue:
Southern California	$76,628	$49,681	$307,090	$105,231
Northern California	29,073	27,790	48,683	56,115
Arizona	16,750	31,253	46,459	86,431
Nevada	36,540	23,920	72,081	56,421
Colorado	9,005	18,186	23,443	58,923
Washington	19,994	—	19,994	—
Oregon	18,908	—	18,908	—
Total operating revenue	$206,898	$150,830	$536,658	$363,121

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Income before provision for income taxes
Southern California	$9,901	$10,027	$46,923	$15,453
Northern California	3,395	4,706	10,204	8,740
Arizona	1,590	4,224	5,262	9,032
Nevada	2,709	3,355	5,738	5,881
Colorado	(386)	209	(1,498)	1,654
Washington	2,256	—	2,256	—
Oregon	1,701	—	1,701	—
Corporate	(11,545)	(5,485)	(24,091)	(17,107)
Income before provision for income taxes	$9,621	$17,036	$46,495	$23,653

	September 30, 2014	December 31, 2013
Homebuilding assets:
Southern California	$340,317	$275,975
Northern California	228,156	143,693
Arizona	175,950	157,892
Nevada	130,758	85,695
Colorado	126,959	60,233
Washington	281,675	—
Oregon	204,349	—
Corporate (1)	165,485	286,923
Total homebuilding assets	$1,653,649	$1,010,411

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, deferred loan costs, and other assets.

Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Real estate inventories owned:
Land deposits	$70,961	$46,632
Land and land under development	963,964	458,437
Homes completed and under construction	291,083	144,736
Model homes	52,424	21,985
Total	$1,378,432	$671,790
Real estate inventories not owned: (1)
Other land options contracts — land banking arrangement	$—	$12,960

(1)	Represents the consolidation of a land banking arrangement, net of deposits. The final lots attributable to this amount were purchased in April 2014.
Note 6—Senior Notes, Secured, and Unsecured Indebtedness

	September 30, 2014	December 31, 2013
Notes payable:
Construction notes payable	$37,540	$24,198
Seller financing	3,724	13,862
Revolving lines of credit	—	—
Total notes payable	$41,264	$38,060

Senior unsecured facility	$120,000	$—

Senior notes:
5 3/4% Senior Notes due April 15, 2019	$150,000	$—
8 1/2% Senior Notes due November 15, 2020	430,443	431,295
7% Senior Notes due August 15, 2022	$300,000	$—
Total senior notes	$880,443	$431,295

Total notes payable and senior notes	$1,041,707	$469,355

As of September 30, 2014, the maturities of the Notes payable, Senior unsecured facility, 7% Senior Notes, 5 3/4% Senior Notes, and 8 1/2% Senior Notes are as follows (in thousands):

Year Ending December 31,
2014	$126
2015	123,598
2016	37,540
2017	—
2018	—
Thereafter	875,000
$1,036,264

Maturities above exclude premium of $5.4 million as of September 30, 2014.
Senior Notes
5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its private placement with registration rights of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of September 30, 2014, the outstanding amount of the 5.75% Notes was $150 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future direct and indirect wholly-owned subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below, and $300 million in aggregate principal amount of 7.00% Notes, as described above. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
The indenture governing the 5.75% Notes contains covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2014.

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

As of both September 30, 2014 and December 31, 2013, the outstanding amount of the 8.5% Notes was $430 million, and $431 million, respectively. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future direct and indirect wholly-owned subsidiaries. The 8.5% Notes are California Lyon's and the guarantors' senior unsecured obligations. The 8.5% Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future subordinated debt, and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including the 5.75% Notes and the 7.00% Notes as described above. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
The indenture governing the 8.5% Notes contains covenants that limit the ability of Parent, California Lyon and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2014.
7% Senior Notes Due 2022
On August 11, 2014, WLH PNW Finance Corp. (“Escrow Issuer”), completed its private placement with registration rights of 7.00% Senior Notes due 2022 (the “7.00% Notes”), in an aggregate principal amount of $300 million. The 2022 Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Acquisition, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the 2022 Notes and the related indenture by operation of law (the “Escrow Merger”). Following the Escrow Merger, California Lyon is the obligor under the 2022 Notes.
As of September 30, 2014, the outstanding amount of the notes was $300 million. The notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future direct and indirect wholly-owned subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
On or after August 15, 2017, California Lyon may redeem all or a portion of the 7.00% Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the period beginning on each of the dates indicated below:

Year	Percentage
August 15, 2017	103.500%
August 15, 2018	101.750%
August 15, 2019 and thereafter	100.000%
Prior to August 15, 2017, the 7.00% Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest to, the redemption date.
In addition, any time prior to August 15, 2017, California Lyon may, at its option on one or more occasions, redeem the 7.00% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 7.00% Notes issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 107.00%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings by Parent.
The indenture governing the 7.00% Notes contains covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2014.

Senior Unsecured Facility
On August 12, 2014, the Company entered into a senior unsecured loan facility (the “Senior Unsecured Loan Facility”), pursuant to which the Company borrowed $120 million in order to pay a portion of the purchase price for the Acquisition (the “Senior Unsecured Loan”). The Senior Unsecured Loan bears interest at an annual rate equal to a Eurodollar rate (subject to a minimum “floor” of 1.00%), plus an initial margin, which margin will increase by 0.50% every three months after August 12, 2014 that the Senior Unsecured Loan remains outstanding, subject to an interest rate cap, which at September 30, 2014 was 7.25%. The Senior Unsecured Facility will initially mature on the one-year anniversary of August 12, 2014, and may be prepaid in whole or in part prior to maturity without penalty. Any Senior Unsecured Loan that has not been previously repaid in full on or prior to the initial maturity date will be automatically converted into a senior term loan facility, which could be exchanged at the option of the lenders thereunder in whole or in part for senior exchange notes. The obligations of California Lyon under the Senior Unsecured Facility are guaranteed by the same entities that are guarantors under the Revolver, as described below, and the Senior Unsecured Facility ranks pari passu with California Lyon’s existing and future unsecured indebtedness.
In addition to other covenants, the Senior Unsecured Loan Facility places limits on the Parent, California Lyon and its subsidiaries’ ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Parent, California Lyon and its subsidiaries, or transact with affiliates. The Senior Unsecured Loan Facility contains customary events of default, subject to cure periods in certain circumstances, that would permit the lenders of the Senior Unsecured Loan to accelerate payment, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The Company was in compliance with all such covenants as of September 30, 2014.
Notes Payable
Construction Notes Payable

Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of September 30, 2014 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2014	$26.0	$4.2	October, 2016	3.15%	(1)
December, 2013	18.6	14.1	January, 2016	4.25%	(1)
June, 2013	28.0	19.2	June, 2016	4.00%	(2)
	$72.6	$37.5
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at the prime rate +0.5%, with a rate floor of 4.0% .

Seller Financing
At September 30, 2014, the Company had $3.7 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $3.1 million as of September 30, 2014, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015. The second land acquisition consists of two separate notes, the first having a balance of $0.1 million as of September 30, 2014 and maturing in October 2014, and the second having a balance of $0.5 million as of September 30, 2014 and maturing in January 2015. Both notes bear interest at 4% per annum.
Revolving Lines of Credit

On August 7, 2013, California Lyon and Parent entered into a credit agreement providing for a revolving credit facility of up to $100 million (the “Revolver”). The Revolver will mature on August 5, 2016, unless terminated earlier pursuant to the terms of the Revolver. The Revolver contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $125 million under certain circumstances, as well as a sublimit of $50 million for letters of credit. The Revolver contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The total amount available under the Revolver is subject to a borrowing base calculation. On July 3, 2014, California Lyon and the lender parties thereto entered into an amendment to the Revolver, which incorporated a minimum borrowing base availability of $50.0 million and increased the maximum leverage ratio from 60% to 75% for the first four quarters following the Acquisition, among other changes.
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
Borrowings under the Revolver, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of September 30, 2014, the Revolver was undrawn, other than a letter of credit for $4.0 million, reducing the amount available under the Revolver.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of September 30, 2014 and December 31, 2013; consolidating statements of operations for the three and nine months ended September 30, 2014 and 2013; and consolidating statements of cash flows for the nine month periods ended September 30, 2014 and 2013, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of September 30, 2014 and December 31, 2013, and for the three and nine month periods ended September 30, 2014 and 2013.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of September 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$25,918	$195	$9,006	$—	$35,119
Restricted cash	—	504	—	—	—	504
Receivables	—	16,267	367	3,206	—	19,840
Escrow proceeds receivable	—	13,064	1,506	36	—	14,606
Real estate inventories
Owned	—	748,429	553,977	76,026	—	1,378,432
Deferred loan costs, net	—	25,975	—	—	—	25,975
Goodwill	—	14,209	48,919	—	—	63,128
Intangibles, net	—	1,477	5,900	—	—	7,377
Deferred income taxes, net	—	91,055	—	—	—	91,055
Other assets, net	—	14,943	2,301	369	—	17,613
Investments in subsidiaries	456,296	(35,547)	(599,212)	—	178,463	—
Intercompany receivables	—	—	231,084	—	(231,084)	—
Total assets	$456,296	$916,294	$245,037	$88,643	$(52,621)	$1,653,649
LIABILITIES AND EQUITY
Accounts payable	$—	$35,965	$5,363	$6,570	$—	$47,898
Accrued expenses	—	88,080	5,460	102	—	93,642
Notes payable	—	3,077	647	37,540	—	41,264
Senior unsecured facility	—	120,000	—	—	—	120,000
5 3/4% Senior Notes	—	150,000	—	—	—	150,000
8 1/2% Senior Notes	—	430,443	—	—	—	430,443
7% Senior Notes	—	300,000	—	—	—	300,000
Intercompany payables	—	165,211	—	65,873	(231,084)	—
Total liabilities	—	1,292,776	11,470	110,085	(231,084)	1,183,247
Equity
William Lyon Homes stockholders’ equity	456,296	(376,482)	233,567	(35,547)	178,463	456,297
Noncontrolling interests	—	—	—	14,105	—	14,105
Total liabilities and equity	$456,296	$916,294	$245,037	$88,643	$(52,621)	$1,653,649

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$166,516	$28	$5,128	$—	$171,672
Restricted cash	—	854	—	—	—	854
Receivables	—	11,429	5	5,025	—	16,459
Escrow proceeds receivable	—	4,313	67	—	—	4,380
Real estate inventories
Owned	—	608,965	3,761	59,064	—	671,790
Not owned	—	12,960	—	—	—	12,960
Deferred loan costs, net	—	9,575	—	—	—	9,575
Goodwill	—	14,209	—	—	—	14,209
Intangibles, net	—	2,766	—	—	—	2,766
Deferred income taxes, net	—	95,580	—	—	—	95,580
Other assets, net	—	9,100	723	343	—	10,166
Investments in subsidiaries	428,179	9,975	—	—	(438,154)	—
Intercompany receivables	—	—	225,056	(15)	(225,041)	—
Total assets	$428,179	$946,242	$229,640	$69,545	$(663,195)	$1,010,411
LIABILITIES AND EQUITY
Accounts payable	$—	$12,489	$1,959	$2,651	$—	$17,099
Accrued expenses	—	59,376	744	83	—	60,203
Liabilities from inventories not owned	—	12,960	—	—	—	12,960
Notes payable	—	12,281	1,762	24,017	—	38,060
8 1/2% Senior Notes	—	431,295	—	—	—	431,295
Intercompany payables	—	214,837	—	10,204	(225,041)	—
Total liabilities	—	743,238	4,465	36,955	(225,041)	559,617
Equity
William Lyon Homes stockholders’ equity	428,179	203,004	225,175	9,975	(438,154)	428,179
Noncontrolling interests	—	—	—	22,615	—	22,615
Total liabilities and equity	$428,179	$946,242	$229,640	$69,545	$(663,195)	$1,010,411

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$113,716	$64,656	$17,933	$—	$196,305
Construction services	—	10,593	—	—	—	10,593
Management fees	—	455	—	—	(455)	—
	—	124,764	64,656	17,933	(455)	206,898
Operating costs
Cost of sales	—	(88,778)	(54,828)	(14,623)	455	(157,774)
Construction services	—	(8,262)	—	—	—	(8,262)
Sales and marketing	—	(7,636)	(3,856)	(984)	—	(12,476)
General and administrative	—	(11,532)	(1,194)	—	—	(12,726)
Transaction expenses	—	(5,768)	—	—	—	(5,768)
Amortization of intangible assets	—	(174)	—	—	—	(174)
Other	—	(620)	164	2	—	(454)
	—	(122,770)	(59,714)	(15,605)	455	(197,634)
Income from subsidiaries	5,638	907	—	—	(6,545)	—
Operating income	5,638	2,901	4,942	2,328	(6,545)	9,264
Other income (expense), net	—	685	(4)	(324)	—	357
Income before provision for income taxes	5,638	3,586	4,938	2,004	(6,545)	9,621
Provision for income taxes	—	(1,999)	—	—	—	(1,999)
Net income	5,638	1,587	4,938	2,004	(6,545)	7,622
Less: Net income attributable to noncontrolling interests	—	483	—	(2,467)	—	(1,984)
Net income (loss) attributable to William Lyon Homes	5,638	2,070	4,938	(463)	(6,545)	5,638
Net income (loss) available to common stockholders	$5,638	$2,070	$4,938	$(463)	$(6,545)	$5,638

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$76,178	$48,487	$16,687	$—	$141,352
Construction services	—	9,478	—	—	—	9,478
Management fees	—	456	—	—	(456)	—
	—	86,112	48,487	16,687	(456)	150,830
Operating costs
Cost of sales	—	(55,968)	(40,519)	(11,926)	456	(107,957)
Construction services	—	(8,135)	—	—	—	(8,135)
Sales and marketing	—	(4,108)	(2,256)	(315)	—	(6,679)
General and administrative	—	(9,473)	(726)	(1)	—	(10,200)
Amortization of intangible assets	—	(191)	—	—	—	(191)
Other	—	(695)	—	—	—	(695)
	—	(78,570)	(43,501)	(12,242)	456	(133,857)
Income from subsidiaries	12,716	5,804	—	—	(18,520)	—
Operating income	12,716	13,346	4,986	4,445	(18,520)	16,973
Interest expense, net of amounts capitalized	—	(51)	—	—	—	(51)
Other income (expense), net	—	423	(9)	(300)	—	114
Income before provision for income taxes	12,716	13,718	4,977	4,145	(18,520)	17,036
Provision for income taxes	—	(6,356)	—	—	—	(6,356)
Net (loss) income	12,716	7,362	4,977	4,145	(18,520)	10,680
Less: Net income attributable to noncontrolling interests	—	—	—	(3,118)	—	(3,118)
Net (loss) income attributable to William Lyon Homes	12,716	7,362	4,977	1,027	(18,520)	7,562
Preferred stock dividends	—	—	—	—	—	—
Net (loss) income available to common stockholders	$12,716	$7,362	$4,977	$1,027	$(18,520)	$7,562

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$343,449	$107,093	$55,930	$—	$506,472
Construction services	—	30,186	—	—	—	30,186
Management fees	—	1,672	—	—	(1,672)	—
	—	375,307	107,093	55,930	(1,672)	536,658
Operating costs
Cost of sales	—	(262,360)	(89,351)	(43,573)	1,672	(393,612)
Construction services	—	(24,735)	—	—	—	(24,735)
Sales and marketing	—	(18,526)	(6,671)	(2,761)	—	(27,958)
General and administrative	—	(33,030)	(2,849)	(2)	—	(35,881)
Transaction expenses	—	(5,768)	—	—	—	(5,768)
Amortization of intangible assets	—	(1,294)	—	—	—	(1,294)
Other	—	(1,917)	182	(10)	—	(1,745)
	—	(347,630)	(98,689)	(46,346)	1,672	(490,993)
Income from subsidiaries	26,620	7,730	—	—	(34,350)	—
Operating income	26,620	35,407	8,404	9,584	(34,350)	45,665
Interest expense, net of amounts capitalized	—	—	—	—	—	—
Other income (expense), net	—	1,550	(15)	(705)	—	830
Income before provision for income taxes	26,620	36,957	8,389	8,879	(34,350)	46,495
Provision for income taxes	—	(12,779)	—	—	—	(12,779)
Net income	26,620	24,178	8,389	8,879	(34,350)	33,716
Less: Net income attributable to noncontrolling interests	—	—	—	(7,096)	—	(7,096)
Net income attributable to William Lyon Homes	26,620	24,178	8,389	1,783	(34,350)	26,620
Net income available to common stockholders	$26,620	$24,178	$8,389	$1,783	$(34,350)	$26,620

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$173,032	$142,105	$26,545	$—	$341,682
Construction services	—	21,439	—	—	—	21,439
Management fees	—	(727)	—	—	727	—
	—	193,744	142,105	26,545	727	363,121
Operating costs
Cost of sales	—	(132,270)	(119,051)	(18,722)	(727)	(270,770)
Construction services	—	(17,472)	—	—	—	(17,472)
Sales and marketing	—	(9,826)	(6,867)	(789)	—	(17,482)
General and administrative	—	(26,162)	(1,835)	(19)	—	(28,016)
Amortization of intangible assets	—	(1,173)	—	—	—	(1,173)
Other	—	(1,744)	(2)	—	—	(1,746)
	—	(188,647)	(127,755)	(19,530)	(727)	(336,659)
Income from subsidiaries	17,562	13,800	—	—	(31,362)	—
Operating income	17,562	18,897	14,350	7,015	(31,362)	26,462
Interest expense, net of amounts capitalized	—	(2,476)	(126)	—	—	(2,602)
Other income (expense), net	—	1,184	(20)	(907)	—	257
Income before reorganization items and provision for income taxes	17,562	17,605	14,204	6,108	(31,362)	24,117
Reorganization items, net	—	(464)	—	—	—	(464)
Income before provision for income taxes	17,562	17,141	14,204	6,108	(31,362)	23,653
Provision for income taxes	—	(6,366)	—	—	—	(6,366)
Net income	17,562	10,775	14,204	6,108	(31,362)	17,287
Less: Net income attributable to noncontrolling interests	—	—	—	(4,879)	—	(4,879)
Net income attributable to William Lyon Homes	17,562	10,775	14,204	1,229	(31,362)	12,408
Preferred stock dividends	(1,528)	—	—	—	—	(1,528)
Net income available to common stockholders	$16,034	$10,775	$14,204	$1,229	$(31,362)	$10,880

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(1,496)	$358,000	$(536,794)	$(2,396)	$1,496	$(181,190)
Investing activities
Distributions from unconsolidated joint ventures	—	146	—	—	—	146
Cash paid for acquisitions, net	—	(437,599)	(51,186)	—	—	(488,785)
Purchases of property and equipment	—	(1,447)	(288)	8	—	(1,727)
Investments in subsidiaries	—	56,889	595,575	—	(652,464)	—
Net cash provided by (used in) investing activities	—	(382,011)	544,101	8	(652,464)	(490,366)
Financing activities
Proceeds from borrowings on notes payable	—	1,113	(1,114)	57,948	—	57,947
Principal payments on notes payable	—	(12,730)	—	(44,425)	—	(57,155)
Proceeds from issuance of 5 3/4% notes	—	150,000	—	—	—	150,000
Proceeds from issuance of 7% senior notes	—	300,000	—	—	—	300,000
Borrowings on senior unsecured facility	—	120,000	—	—	—	120,000
Payment of deferred loan costs	—	(18,909)	—	—	—	(18,909)
Proceeds from exercise of stock options	—	285	—	—	—	285
Shares remitted to Company for employee tax withholding	—	(1,454)	—	—	—	(1,454)
Offering costs related to secondary sale of common stock	—	(105)	—	—	—	(105)
Noncontrolling interests contributions	—	—	—	9,641	—	9,641
Noncontrolling interests distributions	—	—	—	(25,247)	—	(25,247)
Advances to affiliates	—	—	2	(47,305)	47,303	—
Intercompany receivables/payables	1,496	(654,787)	(6,028)	55,654	603,665	—
Net cash provided by (used in)financing activities	1,496	(116,587)	(7,140)	6,266	650,968	535,003
Net (decrease) increase in cash and cash equivalents	—	(140,598)	167	3,878	—	(136,553)
Cash and cash equivalents at beginning of period	—	166,516	28	5,128	—	171,672
Cash and cash equivalents at end of period	$—	$25,918	$195	$9,006	$—	$35,119

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash used in operating activities	$—	$(142,959)	$12,221	$(34,181)	$—	$(164,919)
Investing activities
Purchases of property and equipment	—	(3,299)	(57)	(3)	—	(3,359)
Investments in subsidiaries	—	4,804	—	—	(4,804)	—
Net cash (used in) provided by investing activities	—	1,505	(57)	(3)	(4,804)	(3,359)
Financing activities
Proceeds on borrowings on notes payable	—	16,790	1,762	32,892	—	51,444
Principal payments on notes payable	—	(26,360)	—	(19,099)	—	(45,459)
Payment of deferred loan costs	—	(1,792)	—	—	—	(1,792)
Proceeds from issuance of common stock	—	179,438	—	—	—	179,438
Offering costs related to issuance of common stock	—	(15,655)	—	—	—	(15,655)
Payment of preferred stock dividends	—	(2,550)	—	—	—	(2,550)
Noncontrolling interests contributions	—	—	—	35,399	—	35,399
Noncontrolling interests distributions	—	—	—	(21,700)	—	(21,700)
Intercompany receivables/payables	—	183	(12,902)	923	11,796	—
Advances to affiliates	—	—	(776)	7,768	(6,992)	—
Net cash provided by (used in) financing activities	—	150,054	(11,916)	36,183	4,804	179,125
Net increase (decrease) in cash and cash equivalents	—	8,600	248	1,999	—	10,847
Cash and cash equivalents at beginning of period	—	69,376	65	1,634	—	71,075
Cash and cash equivalents at end of period	$—	$77,976	$313	$3,633	$—	$81,922

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2014 and December 31, 2013, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes payable—The carrying amount is a reasonable estimate of fair value of the notes payable because market rates are unchanged and/or the outstanding balance at quarter end is expected to be repaid within one year.

•
Senior unsecured facility—The carrying amount is a reasonable estimate of fair value of the Senior unsecured facility as the facility was issued during the current period and the rate has not changed since issuance.

•	5 3/4% Senior Notes due April 15, 2019 —The 5 3/4% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	8 1/2% Senior Notes due November 15, 2020 —The 8 1/2% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	7% Senior Notes due August 15, 2022 —The 7% Senior Notes were issued during the current quarter, and their fair values were based upon quotes from industry sources.

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$41,264	$41,264	$38,060	$38,060
Senior unsecured facility	$120,000	$120,000	$—	$—
5 3/4% Senior Notes due 2019	$150,000	$148,125	$—	$—
8 1/2% Senior Notes due 2020	$430,443	$460,063	$431,295	$466,877
7% Senior Notes due 2022	$300,000	$306,750	$—	$—
ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Notes payable and Senior unsecured facility, and Level 2 to measure the fair value of its Senior notes. The ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

Notes
Payable
(in thousands)
Fair value at December 31, 2013	$38,060
Repayments of principal (1)	(57,156)
Borrowings of principal (2)	60,360
Increase in value during the period	—
Fair value at September 30, 2014	$41,264

(1)	Represents the actual amount of principal repaid

(2)	Represents the actual amount of principal borrowed

Note 8—Related Party Transactions

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
For the nine months ended September 30, 2013, the Company incurred charges of $0.2 million related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The lease expired in March 2013 and the Company relocated its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.
Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 20.8% and 27.5%, and 37.3% and 26.9% for the three and nine months ended September 30, 2014 and 2013, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, and release of valuation allowance.
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2014 the Company’s valuation allowance was $3.2 million due to projected excess realized built-in-losses and state net operating losses which may expire unused. In the fourth quarter of the year ended December 31, 2013, the Company recognized a $95.6 million income tax benefit that resulted from the reversal of all but $4.0 million of our deferred tax asset valuation allowance.
At September 30, 2014, the Company had no remaining federal net operating loss carryforwards and $77.6 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2014. In addition, as of September 30, 2014, the Company had unused federal and state built-in losses of $71.4 million and $38.4 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2033. The Company had AMT credit carryovers of $1.4 million at September 30, 2014, which have an indefinite life.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2011 through 2013 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2009 through 2013 and forward. The Company does not have any tax examinations currently in progress.
Note 10—Income Per Common Share
Basic and diluted income per common share for the three and nine months ended September 30, 2014 and 2013 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Basic weighted average number of common shares outstanding	31,232,655	30,975,160	31,184,101	22,569,810
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,528,091	920,654	1,541,063	877,144
Diluted average shares outstanding	32,760,746	31,895,814	32,725,164	23,446,954
Net income available to common stockholders	$5,638	$7,562	$26,620	$10,880
Basic income per common share	$0.18	$0.24	$0.85	$0.48
Dilutive income per common share	$0.17	$0.24	$0.81	$0.46

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
During the three and nine months ended September 30, 2014, the Company granted 31,013 and 79,575 shares of restricted stock, respectively, and 24,812 and 312,551 shares of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.

Performance-Based Restricted Stock Awards

With respect to all but one of the performance based restricted stock awards granted during the three and nine months ended September 30, 2014, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of a pre-established performance target as of the end of the 2014 fiscal year. The remaining grant does not contain a pre-established performance target, but the Earned Shares for such award will be determined by the exercise of the discretion of the Compensation Committee of Parent’s Board of Directors following the end of the 2014 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2015, 2016 and 2017, subject to each grantee’s continued service through each vesting date. Based on the assessment as of September 30, 2014, management determined that the currently available data was not sufficient to support that achievement of performance targets was probable, and as such no compensation expense has been recognized for these awards to date.
Additional Restricted Stock Awards
With respect to the restricted stock awards granted to certain other employees during the three and nine months ended September 30, 2014, representing 31,013 and 57,147 shares of restricted stock, respectively, for all but two of such awards 50% of the shares of restricted stock underlying such awards will vest on each of the first and second anniversaries of the grant date, and for the remaining two awards 100% of the shares of restricted stock underlying such awards will vest on the second anniversary of the grant date, in each case subject to each grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee directors of Parent during the three and nine months ended September 30, 2014, representing zero and 22,428 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2014, September 1, 2014, December 1, 2014 and March 1, 2015, subject to each grantee’s continued service on the board through each vesting date.
Stock based compensation expense during the three and nine months ended September 30, 2014 and 2013 was $0.9 million and $2.8 million, and $0.9 million and $2.2 million, respectively.
Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of September 30, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $0.8 million and $2.1 million, and $0.4 million and $1.3 million in the three and nine months ended September 30, 2014 and 2013, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2014 (in thousands).

Year Ending December 31
2014	$577
2015	1,648
2016	1,233
2017	910
2018	897
Thereafter	2,832
Total	$8,097
As of September 30, 2014 and December 31, 2013, the Company had $0.5 million and $0.9 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $92.2 million at September 30, 2014, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2014, the Company had $133.5 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of September 30, 2014, the Company has made non-refundable deposits of $69.5 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $463.9 million as of September 30, 2014.

Land Banking Arrangements
The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As discussed above, with exception of the arrangement discussed below, these amounts are included in the total remaining purchase price listed above.
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

Note 13—Subsequent Events
No events have occurred subsequent to September 30, 2014, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, San Diego, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 58 years of homebuilding operations, over which time it has sold in excess of 93,000 homes. For the nine months ended September 30, 2014, or the 2014 period, the Company had revenues from homes sales of $504.5 million, a 49% increase from $338.4 million for the nine months ended September 30, 2013, or the 2013 period, which includes results from all seven reportable operating segments. The Company had net new home orders of 1,210 homes in the 2014 period, a 17% increase from 1,030 in the 2013 period, and the average sales price ("ASP") for homes closed increased 39% to $487,000 in the 2014 period from $349,300 in the 2013 period.
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
Results of Operations
In the nine months ended September 30, 2014, the Company delivered 1,036 homes, with an average selling price of approximately $487,000, and recognized home sales revenue of $504.5 million. The Company generated net income of $26.6 million for the nine months ended September 30, 2014, and earnings per share of $0.81, on a diluted basis. The Company recorded its tenth consecutive quarter of year-over-year improvement in certain key financial metrics, including new home orders and dollar value of backlog. The Company continues to see positive trends in sales prices over average sales price, as our average sales price of homes in backlog is approximately $525,900 as of September 30, 2014, which is 14% higher than the average sales price of homes closed for the three months ended September 30, 2014 of $462,500.
On August 12, 2014, the Company completed its acquisition of the residential homebuilding operations of PNW Home Builders, L.L.C. and its affiliates, such operations being referred herein as "Polygon Northwest Homes", which marked the beginning of the Washington and Oregon operating segments. Financial data herein as of September 30, 2014, and for the three and nine months ended September 30, 2014 include operations for the Washington and Oregon operating segments for the period from August 12, 2014 through September 30, 2014.
As of September 30, 2014, the Company was selling homes in 55 communities and had a consolidated backlog of 728 sold but unclosed homes, with an associated sales value of $382.9 million, representing a 56% increase in units, and 84% increase in dollar value, as compared to the backlog at September 30, 2013. During the nine months ended September 30, 2014, the Company added 23 net new communities, including 12 communities in conjunction with the acquisition of Polygon Northwest Homes.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 22.3% and 26.4%, respectively, for the nine months ended September 30, 2014, as compared to 20.8% and 28.7%, respectively, for the nine months ended September 30, 2013.
During 2012 and most of 2013, we experienced a strong improvement in market conditions, including significant price appreciation and sales velocity, as evidenced by monthly absorption rates of 5.2 and 5.3 for the three and nine months ended September 30, 2012, and 4.0 and 5.0 for the three and nine months ended September 30, 2013, compared to 2.9 and 3.4 for the three and nine months ended September 30, 2014.
During 2014, we have experienced a leveling in demand, which we believe to be temporary based on uncertainty in the economy and low consumer confidence. We continue to believe in our growth trajectory, with the attractive fundamentals in our markets, including the newly added markets in Washington and Oregon, and our leading market share positions.

Comparisons of the Three Months Ended September 30, 2014 to September 30, 2013
Revenues from homes sales increased 39% to $196.1 million during the three months ended September 30, 2014, compared to $141.4 million during the three months ended September 30, 2013. The increase is primarily due to the addition of the Washington and Oregon segments on August 12, 2014, which contributed $38.9 million in revenue through 104 closings, and a 16% increase in the average sales price of homes closed to $462,500 in the 2014 period compared to $397,100 in the 2013 period. The number of net new home orders for the three months ended September 30, 2014 increased 35% to 422 homes from 312 homes for the three months ended September 30, 2013.

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Number of Net New Home Orders
Southern California	122	138	(16)	(12)%
Northern California	60	28	32	114%
Arizona	45	72	(27)	(38)%
Nevada	49	62	(13)	(21)%
Colorado	45	12	33	275%
Subtotal	321	312	9	3%
Washington	42	—	42	NM
Oregon	59	—	59	NM
Total	422	312	110	35%
Cancellation Rate	20%	14%	6%
The 35% increase in net new homes orders is driven by a 88% increase in average number of sales locations to 49 average locations in 2014, compared to 26 in the 2013 period, offset by a decrease in absorption rates as the number of orders per sales location decreased in all of our markets. The absorption rates during the third quarter of 2013 in all of our markets were 12.0 orders per community, or 0.9 per week, compared to 8.6 orders per community, or 0.7 per week in the 2014 period. Cancellation rates during the 2014 period increased to 20% from 14% during the 2013 period.

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Average Number of Sales Locations
Southern California	11	9	2	22%
Northern California	7	2	5	250%
Arizona	5	6	(1)	(17)%
Nevada	9	6	3	50%
Colorado	11	3	8	267%
Subtotal	43	26	17	65%
Washington	3	—	3	NM
Oregon	3	—	3	NM
Total	49	26	23	88%
The average number of sales locations for the Company increased to 49 locations for the three months ended September 30, 2014 compared to 26 for the three months ended September 30, 2013, and the opening of new communities in all markets except Arizona during 2014, as well as the addition of Polygon Northwest homes which increased our average number of locations by six during the 2014 period. The increase in average number of sales locations is in line with the Company's growth plans as we continue to convert our land supply into home sites for customers.

	September 30,		Increase (Decrease)
	2014	2013	Amount	%
Backlog (units)
Southern California	206	178	28	16%
Northern California	84	34	50	147%
Arizona	56	127	(71)	(56)%
Nevada	109	97	12	12%
Colorado	90	31	59	190%
Subtotal	545	467	78	17%
Washington	81	—	81	NM
Oregon	102	—	102	NM
Total	728	467	261	56%
The Company’s backlog at September 30, 2014 increased 56% to 728 units from 467 units at September 30, 2013. The increase is primarily attributable to the addition of our Washington and Oregon segments, which added 81 and 102. units, respectively, as of September 30, 2014, for which there was no comparable amount in the 2013 period. In addition, the Southern California, Arizona, and Nevada segments had a higher number of units in backlog to begin the quarter, and a lower backlog conversion rate for the quarter than the prior year.

	September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Backlog (dollars)
Southern California	$135,020	$113,769	$21,251	19%
Northern California	37,554	14,007	23,547	168%
Arizona	14,817	33,776	(18,959)	(56)%
Nevada	88,825	32,828	55,997	171%
Colorado	42,350	13,701	28,649	209%
Subtotal	318,566	208,081	110,485	53%
Washington	32,301	—	32,301	NM
Oregon	32,000	—	32,000	NM
Total	$382,867	$208,081	$174,786	84%
The dollar amount of backlog of homes sold but not closed as of September 30, 2014 was $382.9 million, up 84% from $208.1 million as of September 30, 2013. The increase primarily reflects (i) the addition of our Washington and Oregon segments, and (ii) an increase in average sales prices for new home orders. The Company experienced an increase of 18% in the average sales price of homes in backlog to $525,900 as of September 30, 2014 compared to $445,600 as of September 30, 2013. The increase is driven by a shift in product mix to projects with a higher selling price, and the Company's strategy of diversifying product offerings to move-up buyers. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In Southern California, the dollar amount of backlog increased 19% to $135.0 million as of September 30, 2014 from $113.8 million as of September 30, 2013, which is attributable to a 16% increase in the number of homes in backlog, to 206 at September 30, 2014 compared to 178 at September 30, 2013. In Southern California, the cancellation rate increased to 14% for the three months ended September 30, 2014 from 9% for the three months ended September 30, 2013.
In Northern California, the dollar amount of backlog increased 168% to $37.6 million as of September 30, 2014 from $14.0 million as of September 30, 2013, which is attributable to a 147% increase in the number of homes in backlog, to 84 at September 30, 2014 compared to 34 at September 30, 2013, as well as a 9% increase in the average sales price of homes in backlog to $447,100 as of September 30, 2014, from $412,000 in the 2013 period. In Northern California, the cancellation rate decreased to 22% for the three months ended September 30, 2014 from 26% for the three months ended September 30, 2013.

In Arizona, the dollar amount of backlog decreased 56% to $14.8 million as of September 30, 2014 from $33.8 million as of September 30, 2013, which is attributable to a 56% decrease in the number of homes in backlog, to 56 at September 30, 2014, from 127 at September 30, 2013. In the Arizona, the cancellation rate decreased to 13% for the three months ended September 30, 2014 from 14% for the three months ended September 30, 2013.
In Nevada, the dollar amount of backlog increased 171% to $88.8 million as of September 30, 2014 from $32.8 million as of September 30, 2013, attributable primarily to a 141% increase in average sales price of homes in backlog to $814,900 as of September 30, 2014, from $338,400 as of September 30, 2013. The increase reflects a shift in product mix to higher end projects during 2014. The dollar amount of backlog also reflects a 12% increase in the number of units in backlog as of September 30, 2013 to 109, from 97 in the 2013 period. In Nevada, the cancellation rate increased to 29% for the three months ended September 30, 2014 from 16% for the three months ended September 30, 2013.
In Colorado, the dollar amount of backlog increased 209% to $42.4 million as of September 30, 2014 from $13.7 million as of September 30, 2013, which is attributable to a 190% increase in the number of units in backlog, to 90 units as of September 30, 2014, from 31 units as of September 30, 2013. In Colorado, the cancellation rate decreased to 17% for the three months ended September 30, 2014 from 20% for the three months ended September 30, 2013.
In the Washington and Oregon operating segments, the dollar amount of backlog was $32.3 million and $32.0 million as of September 30, 2014, respectively, with no comparable amount as of September 30, 2013.

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Number of Homes Closed
Southern California	133	65	68	105%
Northern California	44	46	(2)	(4)%
Arizona	62	122	(60)	(49)%
Nevada	63	79	(16)	(20)%
Colorado	18	44	(26)	(59)%
Subtotal	320	356	(36)	(10)%
Washington	43	—	43	NM
Oregon	61	—	61	NM
Total	424	356	68	19%

During the three months ended September 30, 2014, the number of homes closed increased 19% to 424 from 356 in the 2013 period. The increase was primarily attributable to the addition of our Washington and Oregon segments during the three months ended September 30, 2014, which contributed 104 units during the 2014 period for which there is no comparable amount in the prior year. The increase in Southern California is driven by a higher number of homes in backlog to begin the quarter compared to the prior year, offset by a lower conversion rate. The decrease in Arizona, Nevada and Colorado is driven by a lower conversion rate.

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$76,413	$49,681	$26,732	54%
Northern California	18,480	18,312	168	1%
Arizona	16,750	31,253	(14,503)	(46)%
Nevada	36,540	23,920	12,620	53%
Colorado	9,005	18,186	(9,181)	(50)%
Subtotal	157,188	141,352	15,836	11%
Washington	19,994	—	19,994	NM
Oregon	18,908	—	18,908	NM
Total	$196,090	$141,352	$54,738	39%
The increase in homebuilding revenue of 39% to $196.1 million for the 2014 period from $141.4 million for the 2013 period is primarily attributable to $38.9 million of combined homebuilding revenue contributed by our Washington and Oregon segments in the 2014 period, for which no comparable amount exists in the prior period, coupled with a 24% increase in the average sales price of homes closed in all of our previously established segments, to $491,200 during the 2014 period from $397,100 during the 2013 period, due to a change in product mix and higher price points.

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Average Sales Price of Homes Closed
Southern California	$574,500	$764,300	$(189,800)	(25)%
Northern California	420,000	398,100	21,900	6%
Arizona	270,200	256,200	14,000	5%
Nevada	580,000	302,800	277,200	92%
Colorado	500,300	413,300	87,000	21%
Subtotal	491,200	397,100	94,100	24%
Washington	465,000	—	465,000	NM
Oregon	310,000	—	310,000	NM
Total	$462,500	$397,100	$65,400	16%

The average sales price of homes closed for the 2014 period increased primarily due to increasing price points, or product mix, of our actively selling projects from projects available to first time buyers or first time “move up” buyers, particularly in our Nevada and Colorado segments. In Nevada, the increase in average sales price of homes closed was attributable to 20 closings with an average sales price in excess of $900,000 during 2014 for which there were no comparable closings in the 2013 period, and in Colorado the increase was due to 9 closings with an average sales price in excess of $500,000 with no comparable amounts in the prior period. These increases are partially offset by a 25% decrease in average sales price of homes closed in the Southern California segment. The overall average sales price decrease in Southern California is primarily due to 24 closings in two communities in the 2013 period with an average sales price exceeding $1,100,000 that were closed out prior to the 2014 period.
Gross Margin
Homebuilding gross margins decreased to 19.6% for the three months ended September 30, 2014 from 23.6% in the 2013 period. Relative to the Company's previously established segments, the two segments contributing the most revenue and gross margin dollars during the three months ended September 30, 2014 were Southern California and Nevada, which also had the largest change in vintage mix year-over-year, with each having less than 25% of their closings at projects we owned at the time we reset basis in conjunction with fresh start accounting in February, 2012. In addition, a number of the closings occurring in those divisions were located within master planned communities which typically have a lower margin and include some form of profit participation. Finally, with the application of purchase accounting related to the acquisition of our Washington and Oregon segments, gross margins were impacted by 200 basis points.
For the comparison of the three months ended September 30, 2014 and the three months ended September 30, 2013, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 24.6% for the 2014 period compared to 30.2% for the 2013 period. The decrease was primarily a result of the changes for homebuilding gross margins described previously.
Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with its competitors, who also break out and adjust gross margins in a similar fashion. For comparative purposes purchase accounting is the net adjustment in basis related to the acquisition of our Colorado, Washington and Oregon operating divisions. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Three Months Ended September 30,
	2014	2013
	(dollars in thousands)
Home sales revenue	$196,090	$141,352
Cost of home sales	157,565	107,957
Homebuilding gross margin	38,525	33,395
Homebuilding gross margin percentage	19.6%	23.6%
Add: Interest in cost of sales	5,970	7,569
Add: Purchase accounting adjustments	$3,802	$1,735
Adjusted homebuilding gross margin	$48,297	$42,699
Adjusted homebuilding gross margin percentage	24.6%	30.2%
Construction Services Revenue
Construction services revenue, which is only in the Southern and Northern California operating segments, was $10.6 million for the three months ended September 30, 2014, and $9.5 million for the three months ended September 30, 2013. The increase is primarily due to an increase in revenue attributable to one project in Northern California.
Sales and Marketing Expense

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
Southern California	$3,863	$2,183	$1,680	77%
Northern California	2,414	901	1,513	168%
Arizona	846	1,322	(476)	(36)%
Nevada	2,343	1,289	1,054	82%
Colorado	1,151	984	167	17%
Subtotal	10,617	6,679	3,938	59%
Washington	1,147	—	1,147	NM
Oregon	712	—	712	NM
Total	$12,476	$6,679	$5,797	87%
Sales and marketing expense as a percentage of homebuilding revenue increased to 6.4% in the 2014 period compared to 4.7% in the 2013 period. This is primarily attributable to an increase in advertising expense to $3.9 million, or 2.0% as a percentage of home sales revenue in the 2014 period, from $1.4 million, or 1.0% in the 2013 period due to an increase in the number of average sales locations to 49 in the 2014 period compared to 26 in the 2013 period.
General and Administrative Expense

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
General and Administrative Expense
Southern California	$2,690	$1,988	$702	35%
Northern California	1,243	687	556	81%
Arizona	880	668	212	32%
Nevada	968	910	58	6%
Colorado	785	654	131	20%
Subtotal	6,566	4,907	1,659	34%
Washington	381	—	381	NM
Oregon	23	—	23	NM
Corporate	5,756	5,293	463	9%
Total	$12,726	$10,200	$2,526	25%
General and administrative expense as a percentage of homebuilding revenues decreased to 6.5% in the 2014 period compared to 7.2% in the 2013 period. The decrease is driven by increased revenues, offset by an increase in salaries and benefits due to increased headcount in the 2014 period.
Transaction Expenses
Transaction expenses relate entirely to costs incurred in relation to the acquisition of Polygon Northwest Homes on August 12, 2014.
Other Items
Other operating costs remained consistent at $0.5 million in the 2014 period compared to $0.7 million in the 2013 period.
Interest activity for the three months ended September 30, 2014 and the three months ended September 30, 2013 is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Interest incurred	$17,504	$7,511
Less: Interest capitalized	17,504	7,460
Interest expense, net of amounts capitalized	$—	$51
Cash paid for interest	$2,925	$283
The increase in interest incurred for the three months ended September 30, 2014, compared to the interest incurred for the three months ended September 30, 2013, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. Interest capitalized relative to the amount incurred was higher in the 2014 period due to a higher amount of qualifying assets in the 2014 period as compared to the 2013 period.
Provision for Income Taxes
During the three months ended September 30, 2014, the Company recorded a provision for income taxes of $2.0 million. The significant drivers of the effective rate are the allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, state taxes, and release of valuation allowance. During the three months ended

September 30, 2013, the Company recorded a provision for income taxes of $6.4 million due to positive operating results and a one-time election in 2013 to accelerate cancellation of debt income in the Company's 2012 federal tax return.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $2.0 million during the 2014 period, from $3.1 million during the 2013 period. The decrease is attributable to a reduction in net income from a joint venture that was sold out during the first half of 2014 for which there was no activity during the three months ended September 30, 2014.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the three months ended September 30, 2014, and 2013 was $5.6 million, and $7.6 million, respectively.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	September 30,		Increase (Decrease)
	2014	2013	Amount	%
Lots Owned
Southern California	1,124	1,186	(62)	(5)%
Northern California	1,060	869	191	22%
Arizona	5,471	5,653	(182)	(3)%
Nevada	2,909	2,864	45	2%
Colorado	1,025	546	479	88%
Subtotal	11,589	11,118	471	4%
Washington	1,538	—	1,538	NM
Oregon	1,340	—	1,340	NM
Total	14,467	11,118	3,349	30%
Lots Controlled(1)
Southern California	1,038	577	461	80%
Northern California	544	684	(140)	(20)%
Arizona	—	220	(220)	(100)%
Nevada	215	215	—	—%
Colorado	186	342	(156)	(46)%
Subtotal	1,983	2,038	(55)	(3)%
Washington	786	—	786	NM
Oregon	839	—	839	NM
Total	3,608	2,038	1,570	77%
Total Lots Owned and Controlled	18,075	13,156	4,919	37%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 18,075 lots owned and controlled at September 30, 2014 from 13,156 lots at September 30, 2013, due primarily to acquisition of Polygon Northwest Homes.
Comparisons of the Nine Months Ended September 30, 2014 to September 30, 2013
Revenues from homes sales increased 49% to $504.5 million during the nine months ended September 30, 2014 compared to $338.4 million during the nine months ended September 30, 2013. The increase is primarily due to a 39% increase in the average sales price of homes closed to $487,000 in the 2014 period compared to $349,300 in the 2013 period. The number of net new home orders for the nine months ended September 30, 2014 increased 17% to 1,210 homes from 1,030 homes for the nine months ended September 30, 2013.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Number of Net New Home Orders
Southern California	475	310	165	53%
Northern California	162	105	57	54%
Arizona	160	301	(141)	(47)%
Nevada	200	222	(22)	(10)%
Colorado	112	92	20	22%
Subtotal	1,109	1,030	79	8%
Washington	42	—	42	NM
Oregon	59	—	59	NM
Total	1,210	1,030	180	17%
Cancellation Rate	16%	15%	1%
The 17% increase in net new homes orders is driven by a 74% increase in average number of sales locations to 40 locations in 2014, compared to 23 in the 2013 period, offset by a decrease in absorption rates as the number of orders per sales location decreased in all of our markets. The absorption rates during the first nine months of 2013 were strong, totaling 44.9 orders per community, or 1.2 per week, compared to 30.3 sales per community, or 0.8 per week in the 2014 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Average Number of Sales Locations
Southern California	11	6	5	83%
Northern California	5	2	3	150%
Arizona	6	6	—	—%
Nevada	9	5	4	80%
Colorado	7	4	3	75%
Subtotal	38	23	15	65%
Washington	1	—	1	NM
Oregon	1	—	1	NM
Total	40	23	17	74%
The average number of sales locations for the Company increased to 40 locations for the nine months ended September 30, 2014, including an increase in the average for the period of 2 locations due to the acquisition of Polygon Northwest Homes, compared to 23 for the nine months ended September 30, 2013, driven by the opening of communities in all markets except Arizona during 2014. The increase in average number of sales locations is in line with the Company's growth plans as we continue to convert our land supply into home sites for customers.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Number of Homes Closed
Southern California	438	164	274	167%
Northern California	115	99	16	16%
Arizona	167	346	(179)	(52)%
Nevada	163	217	(54)	(25)%
Colorado	49	143	(94)	(66)%
Subtotal	932	969	(37)	(4)%
Washington	43	—	43	NM
Oregon	61	—	61	NM
Total	1,036	969	67	7%

During the nine months ended September 30, 2014, the number of homes closed increased by 67 units, to 1,036 from 969 in the 2013 period. There was a 167% increase in Southern California to 438 homes closed in the 2014 period compared to 164 homes closed in the 2013 period, and the addition of the Washington and Oregon segments contributed 104 closings for which there is no comparable balance in the prior year. These increases were partially offset by a 52% decrease in Arizona to 167 homes closed in the 2014 period compared to 346 homes closed in the 2013 period, a decrease in Colorado of 94 units to 49 in the 2014 period from 143 in the 2013 period, and a decrease of 54 units in Nevada, to 163 units in 2014 from 217 in the 2013 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Home Sales Revenue
Southern California	$276,689	$103,948	$172,741	166%
Northern California	48,683	35,960	12,723	35%
Arizona	44,748	83,183	(38,435)	(46)%
Nevada	72,081	56,421	15,660	28%
Colorado	23,443	58,922	(35,479)	(60)%
Subtotal	465,644	338,434	127,210	38%
Washington	19,994	—	19,994	NM
Oregon	18,908	—	18,908	NM
Total	$504,546	$338,434	$166,112	49%
The increase in homebuilding revenue of 49% to $504.5 million for the 2014 period from $338.4 million for the 2013 period is primarily attributable to a 39% increase in the average sales price of homes closed to $487,000 during the 2014 period from $349,300 during the 2013 period, and $38.9 million of homebuilding revenue contributed by the newly acquired Washington and Oregon segments in the 2014 period for which there is no comparable amount in the 2013 period, coupled with a 43% increase in the average sales price of homes closed in all of our previously established segments, to $499,600 in the 2014 period from $349,300 in the 2013 period, due to a change in product mix and higher price points.
.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Average Sales Price of Homes Closed
Southern California	$631,700	$633,800	$(2,100)	—%
Northern California	423,300	363,200	60,100	17%
Arizona	268,000	240,400	27,600	11%
Nevada	442,200	260,000	182,200	70%
Colorado	478,400	412,000	66,400	16%
Subtotal	499,600	349,300	150,300	43%
Washington	465,000	—	465,000	NM
Oregon	310,000	—	310,000	NM
Total	$487,000	$349,300	$137,700	39%

The average sales price of homes closed for the 2014 period increased primarily due to increasing price points, or product mix, of our actively selling projects to “move up” buyers, particularly in the Northern California and Nevada segments. In the Northern California segment, the overall average sales price increase is primarily due to 30 closings with an average sales price exceeding $500,000 in the 2014 period, with no comparable closings in the 2013 period. In Nevada, the overall average sales price increase was driven by 20 closings with an average sales price exceeding $900,000 in the 2014 period, for which there was no comparable amount in the 2013 period.

Gross Margin
Homebuilding gross margins increased to 22.3% for the nine months ended September 30, 2014 from 20.8% in the 2013 period. The increase is due to an increase in revenue due to an increase in the average sales price of homes closed. During the nine months ended September 30, 2014, the average sales price of homes closed increased to $487,000, from $349,300 for the nine months ended September 30, 2013. On a same store basis, measuring the average sales price of homes closed that were actively selling during both periods, average sales price of homes closed increased to $452,300 from $339,300. In addition, the homes closed during the period in the Washington and Oregon segments were adjusted to fair market value in purchase accounting, and have lower margins of 18.2% and 12.8%, respectively.
For the comparison of the nine months ended September 30, 2014 and the nine months ended September 30, 2013, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 26.4% for the 2014 period compared to 28.7% for the 2013 period. The decrease was primarily a result of lower interest in cost of sales during the nine months ended September 30, 2014, when compared with the 2013 period.
Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with its competitors, who also break out and adjust gross margins in a similar fashion. For comparative purposes purchase accounting is the net adjustment in basis related to the acquisition of our Colorado, Washington and Oregon operating divisions. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Home sales revenue	$504,546	$338,434
Cost of home sales	392,083	267,932
Homebuilding gross margin	112,463	70,502
Homebuilding gross margin percentage	22.3%	20.8%
Add: Interest in cost of sales	16,496	20,729
Add: Purchase accounting adjustments	$4,088	$5,858
Adjusted homebuilding gross margin	$133,047	$97,089
Adjusted homebuilding gross margin percentage	26.4%	28.7%
Construction Services Revenue
Construction services revenue, which was recorded only in the Southern California and Northern California segments, was $30.2 million for the nine months ended September 30, 2014, and $21.4 million for the nine months ended September 30, 2013. The increase is primarily due to an increase in revenue attributable to one project in Northern California.
Sales and Marketing Expense

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
Southern California	$11,281	$5,423	$5,858	108%
Northern California	4,810	2,091	2,719	130%
Arizona	2,231	3,675	(1,444)	(39)%
Nevada	5,197	3,015	2,182	72%
Colorado	2,580	3,278	(698)	(21)%
Subtotal	26,099	17,482	8,617	49%
Washington	1,147	—	1,147	NM
Oregon	712	—	712	NM
Total	$27,958	$17,482	$10,476	60%
Sales and marketing expense as a percentage of homebuilding revenue increased to 5.5% in the 2014 period compared to 5.2% in the 2013 period. This is primarily due to an increase in advertising expense from $3.6 million, or 1.1% of revenue in the 2013 period, to $7.9 million, or 1.6% of revenue in the 2014 period. The increase is due primarily to the increase in sales locations.

General and Administrative Expense

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
General and Administrative Expense
Southern California	$6,762	$4,944	$1,818	37%
Northern California	3,383	1,625	1,758	108%
Arizona	2,360	2,011	349	17%
Nevada	3,225	2,382	843	35%
Colorado	2,494	1,613	881	55%
Subtotal	18,224	12,575	5,649	45%
Washington	381	—	381	NM
Oregon	23	—	23	NM
Corporate	17,253	15,441	1,812	12%
Total	$35,881	$28,016	$7,865	28%
General and administrative expense as a percentage of homebuilding revenues decreased to 7.1% in the 2014 period from 8.3% in the 2013 period. The decrease is driven by increased revenues, offset by an increase in salaries and benefits due to increased headcount in the 2014 period.
Transaction Expenses
Transaction expenses relate entirely to costs incurred in relation to the acquisition of Polygon Northwest Homes on August 12, 2014.
Other Items
Other operating costs remained approximately consistent at $1.7 million in the 2014 period compared to $1.7 million in the 2013 period.
Interest activity for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Interest incurred	$38,818	$22,511
Less: Interest capitalized	38,818	19,909
Interest expense, net of amounts capitalized	$—	$2,602
Cash paid for interest	$22,596	$14,854
The increase in interest incurred for the nine months ended September 30, 2014, compared to the interest incurred for the nine months ended September 30, 2013, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. Interest capitalized relative to the amount incurred was higher in the 2014 period due to higher qualifying assets in the 2014 period as compared to the 2013 period.
Provision for Income Taxes
During the nine months ended September 30, 2014, the Company recorded a provision for income taxes of $12.8 million. The significant drivers of the effective rate are the allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, state taxes, and release of valuation allowance. During the nine months ended September 30, 2013, the Company recorded a provision for income taxes of $6.4 million due to positive operating results and a one-time election in 2013 to accelerate cancellation of debt income in the Company's 2012 federal tax return.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $7.1 million during the 2014 period, from $4.9 million during the 2013 period. This is primarily due to the formation of one additional joint venture during fiscal year 2014, resulting in increased activity during the nine months ended September 30, 2014 when compared to the same period in the prior year.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the nine months ended September 30, 2014, and the nine months ended September 30, 2013 was net income of $26.6 million, and $12.4 million, respectively.
Preferred Stock Dividends
The Company did not have preferred stock outstanding during the 2014 period. As such, the Company did not record any amounts for preferred stock dividends in the 2014 period compared to $1.5 million in the 2013 period. The Company’s preferred stock was converted to common stock in conjunction with the Company’s Initial Public Offering (IPO) on May 21, 2013.

Financial Condition and Liquidity
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which is a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of Polygon Northwest Homes. Since the IPO, and prior to the acquisition of Polygon Northwest Homes as discussed below, the Company has raised approximately $355.0 million in the debt markets, which has provided capital for growth, investing in land and ongoing operations.
The Company benefits from a sizable and well-located lot supply, and as of September 30, 2014, the Company owned 14,467 lots, all of which are entitled, and had options to purchase an additional 3,608 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2016 and beyond and largely insulates it from the heavy pricing competition for near-term finished lots.
The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the nine months ended September 30, 2014 the company has closed 1,036 homes and recorded total revenues of $536.7 million. During the nine months ended September 30, 2014, the Company had cash used in operations of $181.2 million, which included investment in land acquisitions of $266.0 million, for net cash from operations of $84.8 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its $100.0 million revolving line of credit to fund land acquisitions, as discussed below, which at September 30, 2014, remains undrawn. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.
Acquisition of Polygon Northwest Homes
On August 12, 2014, the Company acquired the residential homebuilding operations of Polygon Northwest Homes for an aggregate cash purchase price of $520.0 million, plus an additional approximately $28.0 million at closing pursuant to initial working capital adjustments ("the Acquisition"). The Company financed the Acquisition with a combination of proceeds from its issuance of $300 million in aggregate principal amount of 7.00% senior notes due 2022, cash on hand including approximately $100 million of aggregate proceeds from several separate land banking arrangements with respect to land parcels located in California, Washington and Oregon, each of which is entitled but undeveloped, and including parcels acquired in the Acquisition, and $120 million of borrowings under a new one-year senior unsecured loan facility.
5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its offering of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of September 30, 2014, the outstanding amount of the 5.75% Notes was $150 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a senior unsecured basis by Parent and certain of its existing and future direct and indirect wholly-owned subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below, and $300 million in aggregate principal amount of 7.00% Notes as described above. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
The indenture governing the 5.75% Notes contains covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2014.
8 1/2% Senior Notes Due 2020
On November 8, 2012, California Lyon completed its offering of 8 1/2% Senior Notes due 2020, (the "initial 8.5% Notes"), in an aggregate principal amount of $325 million. The initial 8.5% Notes were issued at 100% of their aggregate principal amount.

On October 24, 2013, California Lyon completed the sale to certain purchasers of an additional $100.0 million in aggregate principal amount of its 8.5% Senior Notes due 2020 (the “additional 8.5% Notes”, and together with the initial 8.5% notes, the "8.5% Notes" ) at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, in a private placement, resulting in net proceeds of approximately $104.6 million.
As of September 30, 2014 the outstanding principal amount of the 8.5% Notes was $430 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future subsidiaries. The 8.5% Notes are California Lyon's and the guarantors' senior unsecured obligations. The 8.5% Notes and the guarantees rank senior to all of California Lyon’s and the guarantors’ existing and future subordinated debt, and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including the 5.75% Notes and 7.00% Notes, each as described above. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
The indenture governing the 8.5% Notes contains covenants that limit the ability of Parent, California Lyon and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends or make other distributions or repurchase stock; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2014.

7.00% Senior Notes due 2022

On August 11, 2014, WLH PNW Finance Corp. (“Escrow Issuer”), completed its private placement with registration rights of 7.00% Senior Notes due 2022 (the “7.00% Notes”), in an aggregate principal amount of $300 million. The 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Acquisition, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the 7.00% Notes and the related indenture by operation of law (the “Escrow Merger”). Following the Escrow Merger, California Lyon is the obligor under the 7.00% Notes.
As of September 30, 2014, the outstanding amount of the 7.00% Notes was $300 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future direct and indirect wholly-owned subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
The indenture governing the 7.00% Notes contains covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2014.

Senior Unsecured Facility
On August 12, 2014, the Company entered into a senior unsecured loan facility (the “Senior Unsecured Loan Facility”), pursuant to which the Company borrowed $120 million in order to pay a portion of the purchase price for the Acquisition (the “Senior Unsecured Loan”). The Senior Unsecured Loan bears interest at an annual rate equal to a Eurodollar rate (subject to a minimum “floor” of 1.00%), plus an initial margin, which margin will increase by 0.50% every three months after August 12, 2014 that the Senior Unsecured Loan remains outstanding, subject to an interest rate cap, which at September 30, 2014 was 7.25%. The Senior Unsecured Facility will initially mature on the one-year anniversary of August 12, 2014, and may be prepaid in whole or in part prior to maturity without penalty. Any Senior Unsecured Loan that has not been previously repaid in full on or prior to the initial maturity date will be automatically converted into a senior term loan facility, which could be exchanged at the option of the lenders thereunder in whole or in part for senior exchange notes. The obligations of California Lyon under the Senior Unsecured Facility are guaranteed by the same entities that are guarantors under the existing Revolving Credit Facility, and the Senior Unsecured Facility ranks pari passu with California Lyon’s existing and future unsecured indebtedness. The Company was in compliance with all such covenants as of September 30, 2014.
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
Borrowings under the Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of September 30, 2014, the Facility was undrawn.
Construction Notes Payable

Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of September 30, 2014 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2014	$26.0	$4.2	October, 2016	3.15%	(1)
December, 2013	18.6	14.1	January, 2016	4.25%	(1)
June, 2013	28.0	19.2	June, 2016	4.00%	(2)
	$72.6	$37.5
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at the prime rate +0.5%, with a rate floor of 4.0% .

Seller Financing
At September 30, 2014, the Company had $3.7 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $3.1 million as of September 30, 2014, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015. The second land acquisition consists of two separate notes, the first having a balance of $0.1 million as of September 30, 2014 and maturing in October 2014, and the second having a balance of $0.5 million as of September 30, 2014 and maturing in January 2015. Both notes bear interest at 4% per annum.

Net Debt to Total Capital
The Company’s ratio of net debt to net book capital was 68.1% and 39.7% as of September 30, 2014 and December 31, 2013, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and total equity (deficit)). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	September 30, 2014	December 31, 2013
	(dollars in thousands)
Notes payable and Senior Notes	$1,041,707	$469,355
Total equity	470,402	450,794
Total capital	$1,512,109	$920,149
Ratio of debt to total capital	68.9%	51.0%
Notes payable and Senior Notes	$1,041,707	$469,355
Less: Cash and cash equivalents and restricted cash	(35,623)	(172,526)
Net debt	1,006,084	296,829
Total equity	470,402	450,794
Total capital	$1,476,486	$747,623
Ratio of net debt to total capital	68.1%	39.7%
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
During the three months ended September 30, 2014, the Company acquired a non-controlling interest in an unconsolidated mortgage joint venture as a result of the acquisition of Polygon Northwest Homes. As of December 31, 2013, the Company had no investment in and advances to unconsolidated joint ventures.
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
Cash Flows—Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
For the nine months ended September 30, 2014 and 2013, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased to $181.2 million in the 2014 period from $164.9 million in the 2013 period. The change was primarily a result of (i) a net increase in real estate inventories-owned of $265.5 million in the 2014 period primarily driven by $266.0 million in land acquisitions, compared to an increase of $202.3 million in the 2013 period, and (ii) an increase in accounts payable of $29.4 million in the 2014 period compared to $0.7 million in the 2013 period due to timing of payments, (iii) consolidated net income of $33.7 million in the 2014 period compared to $17.3 million in the 2013 period, offset by (iv)  an increase in escrow proceeds receivable of $10.2 million in the 2014 period compared to an increase of $2.8 million in the 2013 period primarily attributable to the timing of proceeds received from escrow for home closings, and (v) an increase in accrued expenses of $26.0 million in the 2014 period compared to an increase of $18.8 million in the 2013 period primarily due to an increase in taxes payable and the timing of payments.

•
Net cash used in investing activities was $490.4 million in the 2014 period compared to $3.4 million in the 2013 period, primarily driven by (i) net cash paid of $488.8 million to acquire the assets and operations of Polygon Northwest Homes and (ii) purchases of property and equipment of $1.7 million in the 2014 period, compared to $3.4 million in the 2013 period.

•
Net cash provided by financing activities increased to $535.0 million in the 2014 period from $179.1 million in the 2013 period. The change was primarily as a result of (i) proceeds from the issuance of $300.0 million of 7% senior notes during the 2014 period with no comparable amount in the 2013 period, (ii) proceeds from issuance of 5 3/4% Senior notes of $150.0 million in the 2014 period, with no comparable amount in the 2013 period, (iii) borrowings of $120.0 million against the senior unsecured facility in the 2014 period for which there was no comparable amount in the 2013 period, and (iv) offering costs paid related to the sale of common stock of $0.1 million in the 2014 period compared to $15.7 million paid in the 2013 period, offset by (v) proceeds from the issuance of common stock during the 2013 period of $179.4 million with no comparable amount in the 2014 period, and (vi) net borrowings on notes payable of $0.8 million in the 2014 period as compared to $6.0 million in the 2013 period.

Based on the aforementioned, the Company believes it has sufficient cash and sources of financing for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 3 and 12 of “Notes to Condensed Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 11 of “Notes to Condensed Consolidated Financial Statements.”
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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of September 30, 2014 and only includes projects with lots owned as of September 30, 2014, lots consolidated in accordance with certain accounting principles as of September 30, 2014 or homes closed for the quarter ended September 30, 2014.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2014 (2)	Backlog at September 30, 2014 (3) (4)	Lots Owned as of September 30, 2014 (5)	Homes Closed for the Period Ended September 30, 2014	Sales Price Range (6)
SOUTHERN CALIFORNIA
Orange County:
Dana Point
Grand Monarch	2015	37	—	—	—	—	$2,350,000 - 2,650,000
Irvine
Agave	2013	96	72	17	24	57	$ 503,000 - 627,000
Lyon Branches (7)	2013	48	48	—	—	14	(10)
Willow Bend	2013	58	58	—	—	25	(10)
Lyon Whistler (7)	2013	83	44	25	39	38	$ 945,000 - 1,125,000
Ladera Ranch
Covenant Hills	2015	14	—	—	14	—	$ 2,500,000 - 2,650,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	60	10	37	44	$ 370,000 - 450,000
Lyon Villas	2013	96	63	14	33	50	$ 440,000 - 522,000
Los Angeles County:
Glendora
La Colina Estates	2014	121	—	—	59	—	$ 1,249,000 - 1,624,000
Hawthorne
360 South Bay (8):
The Flats	2010	188	185	3	3	40	$ 399,000 - 569,000
The Rows	2012	94	90	3	4	37	$ 528,000 - 720,000
The Lofts	2013	9	9	—	—	2	(10)
The Townes	2013	96	48	29	48	32	$ 635,000 - 725,000
The Terraces	2014	93	26	36	67	26	$ 775,000 - 900,000
Lakewood
Canvas	2015	72	—	—	72	—	$ 425,000 - 454,000
Claremont
Meadow Park	2015	95	—	—	95	—	$ 282,000 - 488,000
San Diego County:
Escondido
Contempo	2013	84	84	—	—	61	(10)
San Diego
Atrium	2014	80	12	56	68	12	$ 390,000 - 525,000
Riverside County:
Riverside
Bridle Creek	2015	10	—	3	10	—	$ 500,000 - 543,000
SkyRidge	2014	90	—	2	90	—	$ 500,000 - 543,000
TurnLeaf				6
Crossings	2014	146	—	—	26	—	$ 505,000 - 549,000
Coventry	2014	154	—	—	13	—	$ 553,000 - 578,000
San Bernardino County:
Upland
The Orchards (Sultana) (7)
Citrus Court (7)	2015	77	—	—	77	—	$ 330,000 - 380,000
Citrus Pointe (7)	2015	132	—	—	132	—	$ 346,000 - 385,000

Chino
Laurel Lane	2015	70	—	—	70	—	$ 495,000 - 535,000
Yucaipa
Cedar Glen	2015	143	—	2	143	—	$ 295,000 - 305,000
SOUTHERN CALIFORNIA TOTAL		2,283	799	206	1,124	438

NORTHERN CALIFORNIA
Alameda County
Newark
Villages I	2016	115	—	—	115	—	$ 525,000 - 613,000
Villages II	2016	138	—	—	138	—	$ 599,000 - 659,000
Villages III	2015	106	—	—	106	—	$ 663,000 - 704,000
Villages IV	2015	111	—	—	111	—	$ 721,000 - 761,000
Villages V	2015	77	—	—	77	—	$ 786,000 - 826,000
Dublin
Terrace Ridge	2015	36	—	—	36	—	$ 1,040,000 - 1,105,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages II (7)	2013	52	48	3	4	41	$ 365,000 - 414,000
Vineyard II (7)	2012	131	98	13	34	30	$ 497,000 - 516,000
Victory II (7)	2014	104	—	10	44	—	$ 528,000 - 592,000
Brentwood
Palmilla
El Sol (7)	2014	52	8	12	44	8	$ 334,000 - 358,000
Cielo (7)	2014	56	—	16	56	—	$ 393,000 - 453,000
Antioch
Oak Crest	2013	130	37	23	93	34	$ 408,000 - 453,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale	2010	168	168	—	—	2	(10,000)
Tracy
Maplewood	2015	59	—	7	59	—	$ 433,000 - 518,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	—	—	110	—	$ 475,000 - 605,000
Mountain View
Guild 33	2015	33		—	33	—	$ 980,000 - 1,195,000
NORTHERN CALIFORNIA TOTAL		1,478	359	84	1,060	115

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2014 (2)	Backlog at September 30, 2014 (3) (4)	Lots Owned as of September 30, 2014 (5)	Homes Closed for the Period Ended September 30, 2014	Sales Price Range (6)
ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Villas	2012	337	297	25	40	63	$ 166,000 - 206,000

Manor	2012	141	141	—	—	10	(10)
Estates	2012	153	112	6	41	31	$ 294,000 - 349,000
Meridian
Harvest	2015	448	—	—	448	—	$ 179,000 - 205,000
Homestead	2015	562	—	—	562	—	$ 186,000 - 232,000
Harmony	2015	505	—	—	505	—	$ 205,000 - 262,000
Horizons	2015	425	—	—	425	—	$ 239,000 - 287,000
Heritage	2015	370	—	—	370	—	$ 293,000 - 348,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	77	8	158	34	$ 219,000 - 259,000
Wagon Trail	2013	244	53	10	191	15	$ 234,000 - 291,000
Monument Ridge	2013	248	27	7	221	14	$ 256,000 - 329,000
Albany Village	2016	228	—	—	228	—	$182,000 - $199,000
Peoria
Agua Fria	2015	197		—	197		$ 164,000 - 198,000
Surprise
Rancho Mercado
Cluster	2016	402	—	—	402	—	$ 164,000 - 176,000
45s	2016	457	—	—	457	—	$ 178,000 - 219,000
53s	2016	395	—	—	395	—	$ 199,000 - 253,000
58s	2016	239	—	—	239	—	$ 216,000 - 284,000
63s	2017	182	—	—	182	—	$ 272,000 - 320,000
75s	2017	221	—	—	221	—	$ 359,000 - 407,000
Gilbert
Lyon’s Gate	2016	189	—	—	189	—	$ 209,000 - 219,000
ARIZONA TOTAL		6,178	707	56	5,471	167
NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	20	4	94	18	$ 205,000 - 230,000
Rhapsody	2014	63	22	7	41	22	$ 221,000 - 248,000
Las Vegas
Serenity Ridge	2013	108	61	11	47	25	$ 472,000 - 552,000
Tularosa at Mountain’s Edge .	2011	140	140	—	—	3	(10)
West Park Villas	2006	191	191	—	—	2	(10)
Mesa Canyon	2013	49	49	—	—	39	(10)
Lyon Estates	2014	128	12	6	116	12	$ 480,000 - 530,000
Sterling Ridge
Grand	2014	137	9	36	53	9	$ 850,000 - 895,000
Premier	2014	62	11	31	34	11	$ 1,199,000 - 1,279,000
Tuscan Cliffs	2014	77	—	3	77	—	$ 731,000 - 781,000
Brookshire	2015	133	—	—	133	—	$ 399,000 - 563,000
Henderson
Lago Vista	2016	52	—	—	52	—	$ 876,000 - 935,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	90	8	121	20	$ 145,000 - 174,000
Series II	2014	218	2	3	216	2	$ 216,000 - 299,000
Land (9)	N/A	—	—	—	1,925	—	N/A

NEVADA TOTAL		1,683	607	109	2,909	163

COLORADO
Arapahoe County
Aurora Southshore
Hometown	2014	68	2	11	66	2	$ 326,000 - 357,000
Generations	2014	64	—	2	64	—	$ 380,000 - 345,000
Harmony	2014	52	—	—	52	—	$ 415,000 - 494,000
Signature	2014	37	—	1	37	—	$ 531,000 - 584,000
Douglas County
Castle Rock
Cliffside	2014	49	5	10	44	5	$ 462,000 - 540,000
Parker
Canterberry	2014	37	—	9	37	—	$ 316,000 - 346,000
Idyllwilde	2012	42	42	—	—	4	-10
Grand County
Granby
Granby Ranch	2012	54	20	4	34	5	$ 499,000 - 526,000
Jefferson County
Arvada
Candelas	2014	66	24	22	42	24	$ 373,000 - 427,000
Candelas II
Generations	2014	91	—	—	91	—	TBD
4300's	2015	110	—	—	110	—	TBD
Leydon Rock
Garden	2014	56	—	6	56	—	$ 377,000 - 415,000
Park	2014	78	—	9	78	—	$ 370,000 - 415,000
Larimer County
Fort Collins
Timnath Ranch
Sonnet	2014	179	3	7	176	3	$ 347,000 - 418,000
Park	2014	92	6	8	86	6	$ 318,000 - 353,000
Loveland
Lakes at Centerra	2014	200	—	1	52	—	TBD
COLORADO TOTAL		1,275	102	90	1,025	49

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2014 (2)	Backlog at September 30, 2014 (3) (4)	Lots Owned as of September 30, 2014 (5)	Homes Closed for the Period Ended September 30, 2014	Sales Price Range (6)
WASHINGTON (11)
King County
Cedar Falls Way	2014	14	10	3	4	10	$ 440,000 - 470,000
Highpoint	2014	3	3	—	—	3	(10)
Issaquah	2015	365	—	—	365	—	$ 414,990 - 789,990
Cascara	2014	69	1	8	68	1	$ 250,000 - 380,000
Viewridge at Issaquah Highlands	2014	14	12	2	2	12	$ 400,000 - 470,000
The Brownstones at Issaquah Highlands	2014	176	—	—	176	—	$ 416,000 - 555,000
The Towns at Mill Creek Meadows	2014	122	—	24	122	—	$ 240,000 - 300,000
Bryant Heights	2015	89	—	—	89	—	$ 400,000 - 1,199,600
Ridgeview Townhomes	2017	41	—	—	41	—	$ 325,990 - 399,990
Snohomish County
Riverfront	2016	190	—	—	190	—	$ 229,990 - 299,990
The Reserve at North Creek	2014	127	13	14	114	13	$ 443,000 - 520,000
Silverlake Center	2015	100	—	—	100	—	$ 245,990 - 295,990
Pierce County
The Reserve at Maple Valley	2014	41	4	12	37	4	$ 350,000 - 400,000
Spanaway 230	2015	230	—	—	230	—	$ 239,990 - 305,990
WASHINGTON TOTAL		1,581	43	63	1,538	43

OREGON (11)
Clarkamus County:
Villebois	2014	97	17	48	80	17	$ 235,000 - 470,000
Calais at Villebois	2015	84	—	—	84	—	$ 289,990 - 489,990
Grande Pointe at Villebois	2016	100	—	—	100	—	$ 389,990 - 489,990
Villebois Zion III	2014	147	—	—	147	—	$ 215,000 - 260,000
Villebois V	2016	93	—	—	93	—	$ 274,990 - 344,990
Sparrow Creek	2016	205	—	—	205	—	$ 219,990 - 344,990
Brenchley Estates	2014	17	6	7	11	6	$ 320,000 - 330,000
Washington County:
Baseline Woods	2014	232	19	19	213	19	$ 260,000 - 360,000
Edgewater/Tualatin	2014	33	8	19	25	8	$ 250,000 - 357,000
Murray & Weir	2014	81	5	5	76	5	$ 345,000 - 405,000
Twin Creeks at Copper Mountain	2014	94	—	3	94	—	$ 410,000 - 500,000
The Overlook at Timberland	2014	7	6	1	1	6	$ 230,000 - 250,000
Bethany Creek Falls	2015	36	—	—	36	—	$ 259,990 - 509,990
Orenco Woods	2015	71	—	—	71	—	$ 289,990 - 369,990
Sunset Ridge	2015	104	—	—	104	—	$ 274,990 - 439,990
OREGON TOTAL		1,401	61	102	1,340	61

GRAND TOTALS		15,879	2,678	710	14,467	1,036

(1)
The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes. Includes lots owned, controlled or previously closed as of periods presented.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of September 30, 2014, 644 represent homes completed or under construction.

(5)	Lots owned as of September 30, 2014 include lots in backlog at September 30, 2014.

(6)	Sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)
All or a portion of the lots in this project are not owned as of September 30, 2014. The Company consolidated the purchase price of the lots in accordance with certain accounting rules, and considers the lots owned at September 30, 2014.

(9)
Represents a parcel of land held for future development. It is unknown when the Company plans to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.

(10)	Project is completely sold out, therefore the sales price range is not applicable as of September 30, 2014.

(11)
Washington and Oregon were acquired on August 12, 2014 as part of the Polygon Northwest Homes Acquisition. Estimated number of homes at completion is the number of home to be built post-acquisition. Homes closed and year to date orders are from acquisition date through September 30, 2014.

Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Related Party Transactions
See Note 8 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s transactions with related parties.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; and income taxes. Management believes that there have been no significant changes to these policies during the nine months ended September 30, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2013. As a result of the Company's acquisition of Polygon Northwest Homes on August 12, 2014, the Company has determined that business combination accounting is a critical accounting policy for the nine months ended September 30, 2014.

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic 805, Business Combinations. ASC Topic 805 requires that business combinations be accounted for under the acquisition method. The acquisition method requires: i) identifying the acquirer; ii) determining the acquisition date; iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; and iv) recognizing and measuring goodwill or a gain from a bargain purchase. Under this method, all acquisition costs are expensed as incurred, and the assets and liabilities of the acquired entity are recorded at their acquisition date fair value, with any excess recorded as goodwill. Goodwill is allocated to the appropriate segments which benefited from the business combination when the goodwill arose. The allocation of the purchase price to the fair value of acquired assets and liabilities assumed requires the use of significant estimates and assumptions. Significant assumptions can include i) expected selling prices of acquired projects, ii) anticipated sales pace of acquired projects , iii) cost to complete estimates of acquired projects, iv) highest and best use of acquired projects prior to acquisition, and v) comparable land values. Where appropriate, we consult with external advisors to assist with the determination of fair value.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at September 30, 2014 of $157.5 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended September 30, 2014 was 3.25%. If variable interest rates were to increase by 10%, there would be no impact on the Company’s condensed consolidated financial statements because the outstanding debt has an interest rate floor of 4.0% to 5.0%.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of September 30, 2014 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at September 30, 2014
	2014	2015	2016	2017	2018
Fixed rate debt	$126	$3,598	$—	$—	$—	$875,000	$878,724	$918,662
Interest rate	4.0%	4.0%-7.0%	—	—	—	5.75%-8.5%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2014. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of September 30, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of September 30, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are highly leveraged. At September 30, 2014, the total outstanding principal amount of our debt was $1,041.7 million. In addition, we have the ability to incur additional indebtedness under our Revolver with aggregate borrowing capacity of $100.0 million, subject to a borrowing base formula, and under our project-level financing facilities. As of September 30, 2014, we would have had approximately $73.3 million of additional borrowing capacity under our Revolver and our project-level financing facilities. Moreover, the terms of the indentures governing our 7.00% Notes, 8.5% Notes and 5.75% Notes permit us to incur additional debt, and the Senior Unsecured Facility and the Revolver permit us to incur additional debt, subject to certain restrictions. Our high level of indebtedness could have detrimental consequences, including the following:

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

Our July 3, 2014 amendment to our Revolver incorporated, among other changes, a minimum borrowing base availability of $50.0 million and increased the maximum leverage ratio from 60% to 75% for the first four fiscal quarters following the Acquisition of Polygon Northwest Homes. Pursuant to the amendment, the minimum borrowing base availability is scheduled to decrease sequentially by $5.0 million the first day after each fiscal quarter end, commencing on January 1, 2015. In addition, the maximum leverage ratio will decrease from 75% to 70% on the last day of the fifth fiscal quarter following the closing of the Acquisition, and for the fiscal quarters thereafter, will return to 60%. We cannot assure you that we will have adequate liquidity to meet our obligations, including our obligations with respect to our outstanding senior notes and our other indebtedness, once the minimum borrowing base availability declines or falls away, nor can we assure you that we will be in compliance with our maximum leverage ratio covenant once the required level reverts to 60%. Our leverage ratio as of September 30, 2014, as calculated under the Revolver, was 73% as of September 30, 2014. Failure to have sufficient borrowing base availability in the future or to be in compliance with our maximum leverage ratio under the Revolver could have a material adverse effect on our operations and financial condition.

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

We incurred significant transaction costs in connection with the execution and consummation of the Acquisition as well as the financing transactions in connection therewith. In addition, we are currently implementing a plan to integrate the residential homebuilding operations of Polygon Northwest Homes following the closing of the Acquisition on August 12, 2014. Although we anticipate achieving synergies in connection with the Acquisition, we also expect to incur costs implementing such cost savings measures. We cannot identify the timing, nature and amount of all such charges as of the date of this quarterly report. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction- and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all.

We and Polygon Northwest Homes will be subject to business uncertainties after the consummation of the Acquisition that could adversely affect our and its business.

Uncertainty about the effect of the Acquisition on employees and customers may have an adverse effect on us and Polygon Northwest Homes. Although we and Polygon Northwest Homes intend to take actions to reduce any adverse effects, these uncertainties may impair our and their ability to attract, retain and motivate key personnel for a period of time after completion of the Acquisition. These uncertainties could cause customers, suppliers and others that deal with us and Polygon Northwest Homes to seek to change existing business relationships with us and Polygon Northwest Homes.

Additionally, employee retention could be reduced after the consummation of the Acquisition, as employees may experience uncertainty about their future roles or encounter difficulties in the integration process. The successful integration of Polygon Northwest Homes after completion of the Acquisition will depend, in part, upon our ability to retain the employees and members of senior management following the Acquisition. If, despite our and Polygon Northwest Homes’ retention efforts, key employees or members of senior management depart before or after consummation of the Acquisition, our business could be harmed and we may not realize all of the expected benefits of the Acquisition.

The unaudited pro forma condensed combined financial statements filed on Form 8-K/A on September 16, 2014 were presented for illustrative purposes only and do not purport to be an indication of our financial condition or results of operations following the Polygon Acquisition.
The unaudited pro forma condensed combined financial statements filed on Form 8-K/A on September 16, 2014 were presented for illustrative purposes only, are based on various adjustments and assumptions, many of which are preliminary, and do not purport to be an indication of our financial condition or results of operations following the Polygon Acquisition. Our actual financial condition and results of operations following the Polygon Acquisition may not be consistent with, or evident from, these pro forma condensed combined financial statements. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Acquisition.
We have made certain assumptions relating to the Acquisition that may prove to be materially inaccurate.
We have made certain assumptions relating to the Acquisition, including, for example:

•	projections of Polygon Northwest Homes’ future revenues;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the Acquisition;

•	acquisition costs, including transaction and integration costs; and

•	other financial and strategic rationales and risks of the acquisition.
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

We expect to record intangible assets, including goodwill in connection with the Acquisition.  On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets.  As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us.  If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
Prior to the Acquisition, Polygon Northwest Homes was a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.
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

4.1
Indenture, dated August 11, 2014, among WLH PNW Finance Corp., the guarantors from time to time party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed August 13, 2014).

4.2	Form of 7.00% Senior Notes due 2022 (included in Exhibit 4.1).

4.3
Second Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 8.5% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed August 13, 2014).

4.4
First Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 5.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed August 13, 2014).

4.5
First Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., William Lyon Homes, the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed August 13, 2014).

4.6
Second Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.6 of the Company's Form 8-K filed August 13, 2014).

10.1
Bridge Loan Agreement, dated as of August 12, 2014, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, the Lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed August 13, 2014).

10.2
Amendment No. 1 to Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013.

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: November 12, 2014	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

4.1
Indenture, dated August 11, 2014, among WLH PNW Finance Corp., the guarantors from time to time party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed August 13, 2014).

4.2	Form of 7.00% Senior Notes due 2022 (included in Exhibit 4.1).

4.3
Second Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 8.5% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed August 13, 2014).

4.4
First Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 5.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed August 13, 2014).

4.5
First Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., William Lyon Homes, the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed August 13, 2014).

4.6
Second Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.6 of the Company's Form 8-K filed August 13, 2014).

10.1
Bridge Loan Agreement, dated as of August 12, 2014, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, the Lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed August 13, 2014).

10.2
Amendment No. 1 to Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013.

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