Form 10-K
period 2014-12-31
WILLIAM LYON HOMES
filed 2015-03-12
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-31625

WILLIAM LYON HOMES
(Exact name of registrant as specified in its charter)

Delaware	33-0864902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, 8th Floor Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 833-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class of stock	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

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

Large Accelerated Filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $543.8 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 10, 2015
Common stock, Class A, par value $0.01	27,625,405
Common stock, Class B, par value $0.01	3,813,884
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

WILLIAM LYON HOMES

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; anticipated timing of project openings; changes in revenues; anticipated benefits to be realized from the acquisition of Polygon Northwest Homes; market and industry trends; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; community count; joint ventures in which we are involved; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to: our ability to realize the anticipated benefits from the acquisition of the residential homebuilding business of Polygon Northwest Homes; our ability to integrate successfully the Polygon Northwest Homes operations with our existing operations; any adverse effect on our business operations, or those of Polygon Northwest Homes, following consummation of the acquisition; worsening in general economic conditions either nationally or in regions in which we operate; worsening in markets for residential housing; decline in real estate values resulting in impairment of our real estate assets; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; volatility in the banking industry and credit markets; the timing of receipt of regulatory approvals and the opening of projects; the Company's inability to develop its communities successfully and in a timely manner; the Company's geographic concentration in the Western U.S. region; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of our ability to offset prior years’ taxable income with net operating losses; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; the availability of labor and homebuilding materials; adverse weather conditions; competition for home sales from other sellers of new and resale homes; cancellations and our ability to realize our backlog; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; changes in governmental laws and regulations; inability to comply with financial and other covenants under our debt instruments; whether we are able to refinance the outstanding balances of our debt obligations at their maturity; anticipated tax refunds; limitations on our ability to utilize our tax attributes; limitations on our ability to reverse any remaining portion of our valuation allowance with respect to our deferred tax assets; terrorism or other hostilities involving the United States; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of our insurance coverage; and the availability and cost of land for future development. These and other risks and uncertainties are more fully described in Item 1A. "Risk Factors" in this report. Our past performance, and past or present economic conditions in our housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

PART I

Item 1.	Business
Overview
William Lyon Homes, a Delaware corporation, which we refer to herein as Parent and, together with its subsidiaries, the Company, is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington and Oregon. The Company's core markets currently include Orange County, Los Angeles, San Diego, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Fort Collins, Seattle and Portland. The Company has a distinguished legacy of more than 58 years of homebuilding operations, over which time the it has sold in excess of 93,000 homes. The Company's markets are characterized by attractive long-term housing fundamentals. The Company holds leading market share positions in most of its markets and it has a significant land supply. As of December 31, 2014, the Company had a total of 17,542 lots owned or controlled and was selling homes out of 56 active selling communities.
The Company has significant expertise in understanding the needs of its homebuyers and designing its product offerings to meet those needs. This allows the Company to maximize the return on its land investments by tailoring its home offerings to meet the buyer demands in each of its markets. The Company builds and sells across a diverse range of product lines at a variety of price points with an emphasis on sales to entry-level, first-time move-up and second-time move-up homebuyers. The Company is committed to achieving the highest standards in design, quality and customer satisfaction and has received numerous industry awards and commendations throughout its operating history in recognition of its achievements.
In 2014, the Company delivered 1,753 homes, with an average selling price of approximately $488,900, and recognized home sales revenues and total revenues of $857.0 million and $896.7 million, respectively. As of December 31, 2014, the Company was selling homes in 56 communities and had a consolidated backlog of 478 sold but unclosed homes, with an associated sales value of $260.1 million, representing a 30% increase in value as compared to its backlog as of December 31, 2013. The average selling price of homes in backlog as of December 31, 2014 was approximately $544,200, which was approximately 11% higher than the average selling price of homes closed for the year ended December 31, 2014.
Through the recent strategic acquisition of the residential homebuilding business of Polygon Northwest, or the Polygon Acquisition, in August 2014, the Company expanded its geographic footprint and increased the scale of its existing operations within the Western U.S. region, acquiring a company that not only has demonstrated impressive operating results but that also is complementary in terms of product offering and cultural fit, with a similar strong reputation for high customer satisfaction and new home quality. The Company believes that Polygon Northwest was the largest private homebuilder in the Pacific Northwest region at the time of the acquisition, with #2 market positions in each of its core markets of Seattle and Portland. Polygon Northwest has operated in the Pacific Northwest region for over 20 years, delivering approximately 16,000 homes during such time period. For the period from August 12, 2014, the date of closing of the Polygon Acquisition, through December 31, 2014, operating revenue and income before provision for income taxes from Polygon operations, which now operate as the Company's Washington and Oregon segments, were $132.3 million and $12.0 million, respectively. Following the Polygon Acquisition, the Company now operates in 11 core markets across six Western U.S. states, and it believes that it has the people, infrastructure and geographic footprint in place to enable the Company to reach its goal of becoming the premiere Western regional homebuilder.
Initial Public Offering and Common Stock Recapitalization
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
The Company’s authorized capital stock now consists of 190,000,000 shares, 150,000,000 of which are designated as Class A Common Stock with a par value of $0.01 per share, or the Class A Common Stock, 30,000,000 of which are designated as Class B Common Stock with a par value of $0.01 per share, or the Class B Common Stock, and 10,000,000 of which are designated as preferred stock with a par value of $0.01 per share.
In connection with the initial public offering, the Company completed a common stock recapitalization, or the Common Stock Recapitalization, which included a 1-for-8.25 reverse stock split of its Class A Common Stock, or the Class A Reverse Split, the conversion of all the outstanding shares of Parent’s Class C Common Stock, par value $0.01 per share, or the Class C

Common Stock, Class D Common Stock, par value $0.01 per share, or the Class D Common Stock, and Convertible Preferred Stock, par value $0.01 per share, or the Convertible Preferred Stock, into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split was retroactively applied to the Consolidated Balance Sheet as of December 31, 2012, the Consolidated Statements of Operations for the period from February 25, 2012 through December 31, 2012, and the Consolidated Statements of Equity (Deficit), presented herein. Unless otherwise specified, all other information presented in this Annual Report on Form 10-K gives effect to the Common Stock Recapitalization. Upon completion of the initial public offering, Parent had 27,146,036 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options and restricted shares that had been granted but were unvested, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase 1,907,550 additional shares of Class B Common Stock. The warrant was amended in May 2013 to extend the term from five years to ten years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements.
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
On February 10, 2012, the Bankruptcy Court confirmed the Plan. On February 25, 2012, Parent and its subsidiaries consummated the principal transactions contemplated by the Plan, including:

•
the issuance of 5,429,485 shares of Parent’s new Class A Common Stock, and $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, or the 12% Notes, issued by Parent’s wholly-owned subsidiary, William Lyon Homes, Inc., or California Lyon, in exchange for the claims held by the holders of an aggregate outstanding amount of $299.1 million of the formerly outstanding notes of California Lyon (neither Parent nor California Lyon received any net proceeds from the issuance of the 12% Notes);

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

•	the issuance, in exchange for cash and land deposits of $25 million, of 3,813,884 shares of Parent’s new Class B Common Stock, and a warrant to purchase 1,907,551 shares of Class B Common Stock;

•	the issuance of 7,858,404 shares of Parent’s new Convertible Preferred Stock, and 1,571,681 shares of Parent’s new Class C Common Stock in exchange for aggregate cash consideration of $60 million; and

•
the issuance of an additional 381,091 shares of Class C Common Stock to Luxor Capital Group LP, or Luxor, as a transaction fee in consideration for providing the backstop commitment of the offering of shares of Class C Common Stock and shares of Convertible Preferred Stock in connection with the Plan.

Principal Holders of Debt and Equity Issued In Connection with the Plan
Immediately prior to the consummation of the Plan in 2012, Luxor held $135.8 million in aggregate principal amount of California Lyon’s formerly outstanding prepetition notes, or the Prepetition Notes. In connection with the consummation of the principal transactions contemplated by the Plan, entities affiliated with Luxor acquired (i) 2,597,228 shares of Parent’s Class A Common Stock (47.8% of the then outstanding Class A Common Stock) and $35.9 million in aggregate principal amount of the 12% Notes issued in connection with the Plan in exchange for the Prepetition Notes held by Luxor, (ii) 1,491,132 shares of Parent’s Class C Common Stock (76.4% of the then outstanding Class C Common Stock) for approximately $9.5 million in cash consideration, and (iii) 7,455,661 shares of Parent’s Convertible Preferred Stock (94.9% of the then outstanding Convertible Preferred Stock) for aggregate cash consideration of approximately $47.4 million. Luxor received an additional 3,144,000 shares of Parent’s Class C Common Stock (19.5% of the then outstanding Class C Common Stock) as a transaction fee in consideration for providing the backstop commitment of the offering of shares of Class C Common Stock and shares of Convertible Preferred Stock in connection with the Plan. As of March 10, 2015, Luxor holds approximately 9% of the total voting power of Parent’s outstanding capital stock.

Immediately prior to the consummation of the Plan in 2012, General William Lyon and William H. Lyon, or the Lyons, collectively held 100% of Parent’s then outstanding capital stock and The William Harwell Lyon Separate Property Trust, or the Lyon Trust, of which William H. Lyon is the trustee, separately held approximately $153,000 in aggregate principal amount of the Prepetition Notes. In connection with the recapitalization of Parent upon consummation of the Plan, Lyon Shareholder 2012, LLC, or Lyon LLC, which is now managed by William H. Lyon and held for the benefit of William H. Lyon, acquired 3,813,884 shares of Class B Common Stock (100% of Parent’s outstanding Class B Common Stock) and a warrant to purchase an additional 1,907,550 shares of Class B Common Stock for aggregate cash consideration of $25 million. The Lyon Trust separately acquired 2,933 shares of Parent’s Class A Common Stock (less than 1% of the then outstanding Class A Common Stock) and $40,000 in aggregate principal amount of the 12% Notes issued in connection with the Plan in exchange for the Prepetition Notes held by the Lyon Trust. Lyon LLC’s Class B Common Stock holdings, assuming exercise in full of the warrant, and the Class A Common Stock holdings of the Lyon Trust and William H. Lyon collectively provide such holders with approximately 50.5% of the total voting power of the Company’s outstanding capital stock as of March 10, 2015. Throughout the reorganization process, General William Lyon served as the Company’s Chief Executive Officer and chairman of its board of directors and William H. Lyon served as the Company’s President and Chief Operating Officer and a member of its board of directors. General William Lyon currently serves as the Company's Executive Chairman and chairman of its board of directors and William H. Lyon currently serves as the Company's Chief Executive Officer and a member of its board of directors.
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

The Company’s Markets
The Company is currently operating in six reportable operating segments: California, Arizona, Nevada, Colorado, Washington and Oregon. Each of the segments has responsibility for the management of the Company’s homebuilding and development operations within its geographic boundaries. The current six reportable operating segments represent a change as compared to previous reporting periods, and reflects the Polygon Acquisition, which added our Washington and Oregon divisions as two new reportable operating segments, and the establishment of a distinct operating division in the Inland Empire market, which together with the Southern California and Northern California operating divisions constitutes the California reportable operating segment. The results below reflect the Company's current segment structure, and prior periods have been recast to reflect this change. See Note 5 to the financial statements for further information.
The following table sets forth homebuilding revenue from each of the Company’s homebuilding segments for the years ended December 31, 2014 and 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012 (in thousands):

	Successor (1)			Predecessor (1)
	Year Ended December 31,		Period From February 25, through December 31, 2012	Period From January 1, through February 24, 2012
	2014	2013
California (2)	$498,965	$262,489	$153,878	$9,890
Arizona (3)	57,484	110,397	47,989	4,316
Nevada (4)	121,815	78,148	37,307	2,481
Colorado (5)	46,460	70,276	5,436	—
Washington (6)	65,886	—	—	—
Oregon (7)	66,415	—	—	—
	$857,025	$521,310	$244,610	$16,687

(1)
Successor refers to Parent and its consolidated subsidiaries on and after February 25, 2012, or the "Emergence Date", after giving effect to: (i) the cancellation of shares of our common stock issued prior to February 25, 2012; (ii) the issuance of shares of new common stock, and settlement of existing debt and other adjustments in accordance with the Plan; and (iii) the application of fresh start accounting. Predecessor refers to Parent and its consolidated subsidiaries up to the Emergence Date. All of the required information related to each operating segment is reflected in Note 5 in the accompanying financial statements for the years ended December 31, 2014 and 2013, the period from January 1 through February 24, 2012, and the period from February 25 through December 31, 2012, respectively.

(2)
The California Segment consists of operations in Orange, Los Angeles, San Diego, Riverside, San Bernardino, Alameda, Contra Costa, and San Joaquin counties. The offices are located in leased office space at 4695 MacArthur Court, 8th Floor, Newport Beach, California 92660; 4000 Executive Parkway, Suite 250, San Ramon, CA 94583; and 1265 Corona Pointe Court, Suite 105, Corona, CA 92879. The operating segment is led by a California regional president.

(3)
The Arizona Segment consists of operations in the Phoenix metropolitan area. The offices are located in a leased office building at 8840 E. Chaparral Road, Suite 200, Scottsdale, AZ 85250. The operating segment is led by a division president.

(4)
The Nevada Segment consists of operations in Clark and Nye counties. The offices are located in a leased office building at 500 Pilot Road, Suite G, Las Vegas, NV 89119. The operating segment is led by a division president.

(5)
The Colorado Segment consists of operations in Douglas, Grand, Jefferson, and Larimer counties. The offices are located in a leased office building at 8480 East Orchard Road, Suite 1000, Greenwood Village, CO 80111. The operating segment is led by a division president.

(6)
The Washington Segment consists of operations in King, Snohomish, and Pierce counties. The offices are located in a leased office building at 11624 SE 5th Street, Bellevue, WA 98005. The operating segment is led by a division president.

(7)
The Oregon Segment consists of operations in Clackamas and Washington counties. The offices are located in a leased office building at 109 East 13th Street, Vancouver WA 98660. The operating segment is led by a division president.

Strategy and Lot Position
The Company owned approximately 14,103 lots and had options to purchase an additional 3,439 lots as of December 31, 2014. As used in this Annual Report on Form 10-K, “entitled” land has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) purchase of smaller projects with shorter life cycles (merchant homebuilding) and (2) development of larger scale projects and/or master-planned communities.
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
Land Acquisition and Development
To manage the risks associated with land ownership and development, the Company has a Corporate Land Committee. Members are the Executive Chairman, CEO, President and COO (Chairman of the Land Committee), CFO and SVP of Finance and Acquisition. As potential land acquisitions are being analyzed, the Corporate Land Committee must approve all purchases. The Company’s long-term strategy consists of the following elements:

•	completing due diligence prior to committing to acquire land;

•	reviewing the status of entitlements and other governmental processing to mitigate zoning and other entitlement or development risk;

•	focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

•	limiting land acquisition size to reduce investment levels in any one project where possible;

•	utilizing option, joint venture and other non-capital intensive structures to control land where feasible;

•	funding land acquisitions whenever possible with non-recourse seller financing;

•	employing centralized control of approval over all land transactions;

•
homebuilding operations in the western region of the United States, particularly in the Company’s long established markets of California, Arizona, Nevada and more recently, Colorado, Washington and Oregon; and

•	diversifying with respect to markets and product types.

Prior to committing to the acquisition of land, the Company conducts feasibility studies covering pertinent aspects of the proposed commitment. These studies may include a variety of elements from technical aspects such as title, zoning, soil and seismic characteristics, to marketing studies that review population and employment trends, schools, transportation access, buyer profiles, sales forecasts, projected profitability, cash requirements, and assessment of political risk and other factors. Prior to acquiring land, the Company considers assumptions concerning the needs of the targeted customer and determines whether the underlying land price enables the Company to meet those needs at an affordable price. Before purchasing land, the Company attempts to project the commencement of construction and sales over a reasonable time period. The Company utilizes architects and outside consultants, under close supervision, to help review acquisitions and design products.
Homebuilding and Market Strategy
The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. The Company creates product for the entry-level, first time move-up, second time move-up, and luxury home markets, and believes that a diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. In order to reduce exposure to local market conditions, the Company’s sales locations are geographically dispersed.
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
Substantially all construction work is done by subcontractors with the Company acting as the general contractor. The Company manages subcontractor activities with on-site supervisory employees and management control systems. The Company does not have long-term contractual commitments with its subcontractors or suppliers, and instead it contracts development work by project and where possible by phase size of 10 to 20 home sites. The Company generally has been able to obtain sufficient materials and subcontractors during times of material shortages, though it has experienced skilled labor shortages in certain markets during times of peak demand. The Company believes its relationships with its suppliers and subcontractors are in good standing.
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2014 and only includes projects with lots owned as of December 31, 2014, lots consolidated in accordance with certain accounting principles as of December 31, 2014 or homes closed for the year ended December 31, 2014. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Annual Report on Form 10-K.

Project (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2014 (2)	Backlog at December 31, 2014 (3) (4)	Lots Owned as of December 31, 2014 (5)	Homes Closed for the Year Ended December 31, 2014	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Dana Point
Grand Monarch	2015	37	—	—	9	—	$ 2,350,000 - 2,850,000
Irvine
Agave	2013	96	89	6	7	74	$ 503,000 - 627,000
Lyon Branches (7)	2013	48	48	—	—	14	(9)
Willow Bend	2013	58	58	—	—	25	(9)
Lyon Whistler (7)	2013	83	73	4	10	67	$ 945,000 - 1,125,000
Ladera Ranch
Covenant Hills	2015	14	—	—	14	—	$ 2,549,000 - 2,769,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	79	6	18	63	$ 370,000 - 450,000
Lyon Villas	2013	96	81	3	15	68	$ 440,000 - 522,000
Aurora (7)	2015	94	—	—	94	—	$ 452,000 - 562,000
Vireo (7)	2015	90	—	—	90	—	$ 543,000 - 633,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	—	—	64	—	$ 1,264,000 - 1,639,000
Hawthorne
360 South Bay:
The Flats	2010	188	188	—	—	43	(9)
The Rows	2012	94	94	—	—	41	(9)
The Lofts	2013	9	9	—	—	2	(9)
The Townes	2013	96	83	2	13	67	$ 650,000 - 738,000
The Terraces	2014	93	58	19	35	58	$ 755,000 - 945,000
Lakewood
Canvas	2015	72	—	2	72	—	$ 430,000 - 465,000
Claremont
Meadow Park	2015	95	—	—	95	—	$ 441,000 - 493,000
San Diego County:
Escondido
Contempo	2013	84	84	—	—	61	(9)
San Diego
Atrium	2014	80	51	24	29	51	$ 390,000 - 510,000
Riverside County:
Riverside
Bridle Creek	2015	10	—	5	10	—	$ 500,000 - 548,000
SkyRidge	2014	90	3	1	87	3	$ 500,000 - 543,000
TurnLeaf
Crossings	2014	139	1	2	45	1	$ 505,000 - 549,000
Coventry	2015	161	—	6	38	—	$ 553,000 - 578,000
San Bernardino County:
Upland

The Orchards (7)
Citrus Court	2015	77	—	—	77	—	$ 330,000 - 380,000
Citrus Pointe	2015	132	—	—	132	—	$ 346,000 - 385,000
Chino
Laurel Lane	2015	70	—	—	70	—	$ 498,000 - 543,000
Yucaipa
Cedar Glen	2015	143	—	17	143	—	$ 297,000 - 308,000
Alameda County
Newark
The Cove	2017	115	—	—	115	—	$ 540,000 - 603,000
The Strand	2017	138	—	—	138	—	$ 600,000 - 695,000
The Banks	2016	106	—	—	106	—	$ 648,000 - 719,000
The Tides	2016	111	—	—	111	—	$ 726,000 - 766,000
The Isles	2016	77	—	—	77	—	$ 790,000 - 835,000
Dublin
Terrace Ridge	2015	36	—	—	36	—	$ 1,055,000 - 1,120,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages II	2013	52	52	—	—	45	(9)
Vineyard II	2012	131	111	9	20	44	$ 514,000 - 531,000
Victory II	2014	104	10	14	34	10	$ 543,000 - 612,000
Brentwood
Palmilla (7)
El Sol	2014	52	21	2	31	21	$ 340,000 - 364,000
Cielo	2014	56	16	7	40	16	$ 393,000 - 453,000
Antioch
Oak Crest	2013	130	58	8	72	55	$ 428,000 - 473,000
San Joaquin County:
Lathrop
The Ranch @ Mossdale	2010	168	168	—	—	2	(9)
Tracy
Maplewood	2014	59	9	5	50	9	$ 448,000 - 530,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	—	5	110	—	$ 470,000 - 595,000
Mountain View
Guild 33	2015	33	—	11	33	—	$ 1,070,000 - 1,385,000
CALIFORNIA SEGMENT		3,945	1,444	158	2,140	840
ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Villas	2012	337	324	11	13	90	$166,000 - $207,000
Manor	2012	141	141	—	—	10	(9)
Estates	2012	153	116	8	37	35	$304,000 - $359,000
Meridian
Harvest	2015	448	—	—	448	—	$185,000 - $215,000
Homestead	2015	562	—	—	562	—	$219,000 - $285,000
Harmony	2015	505	—	—	505	—	$250,000 - $264,000
Horizons	2015	425	—	—	425	—	$280,000 - $325,000
Heritage	2015	370	—	—	370	—	$348,000 - $370,000

Mesa
Lehi Crossing
Settlers Landing	2012	235	83	10	152	40	$221,000 - $261,000
Wagon Trail	2013	244	60	12	184	22	$238,000 - $295,000
Monument Ridge	2013	248	33	6	215	20	$261,000 - $365,000
Albany Village	2016	228	—	—	228	—	$182,000 - $199,000
Peoria
Agua Fria	2015	197		—	197		$158,000 - $196,000
Surprise
Rancho Mercado
Land (8)	N/A	1,896	—	—	1,896		N/A
Gilbert
Lyon’s Gate	2016	189	—	—	189	—	$215,000 - $236,000
ARIZONA SEGMENT		6,178	757	47	5,421	217
NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	26	6	88	24	$ 210,000 - 230,000
Rhapsody	2014	63	32	1	31	32	$ 230,000 - 248,000
Las Vegas
Serenity Ridge	2013	108	67	9	41	31	$ 472,000 - 552,000
Tularosa at Mountain’s Edge	2011	140	140	—	—	3	(9)
West Park	2006	191	191	—	—	2	(9)
Mesa Canyon	2013	49	49	—	—	39	(9)
Lyon Estates	2014	128	17	4	111	17	$ 430,000 - 530,000
Sterling Ridge
Grand	2014	137	24	23	38	24	$ 860,000 - 905,000
Premier	2014	62	30	18	32	30	$ 1,244,000 - 1,312,000
Allegra	2016	88	—	—	88	—	$ 513,000 - 532,000
Tuscan Cliffs	2015	77	—	7	77	—	$ 731,000 - 781,000
Brookshire
Estates	2015	35	—	—	35	—	$ 565,000 - 598,000
Heights	2015	98	—	—	98	—	$ 399,000 - 421,000
Henderson
Lago Vista	2016	52	—	—	52	—	$ 876,000 - 935,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	100	4	111	30	$ 148,000 - 177,000
Series II	2014	218	4	1	214	4	$ 216,000 - 299,000
Land (8)	N/A	—	—	—	1,925	—	N/A
NEVADA SEGMENT		1,771	680	73	2,941	236
COLORADO
Arapahoe County
Aurora
Southshore
Hometown	2014	68	5	11	63	5	$ 326,000 - 357,000
Generations	2014	64	1	1	63	1	$ 380,000 - 345,000
Harmony	2015	52	—	1	52	—	$ 415,000 - 494,000
Signature	2015	37	—	1	37	—	$ 531,000 - 584,000
Douglas County
Castle Rock

Cliffside	2014	49	12	8	37	12	$ 462,000 - 540,000
Parker
Canterberry	2014	37	4	13	33	4	$ 316,000 - 346,000
Idyllwilde	2012	42	42	—	—	4	(9)
Grand County
Granby
Granby Ranch	2012	54	25	—	29	10	$ 499,000 - 526,000
Jefferson County
Arvada
Candelas	2014	66	35	14	31	35	$ 373,000 - 427,000
Candelas II
Generations	2015	91	—	—	91	—	$ 394,000 - 453,000
4300's	2015	110	—	—	110	—	$ 444,000 - 511,000
Leydon Rock
Garden	2014	56	2	6	54	2	$ 377,000 - 415,000
Park	2015	78	—	17	78	—	$ 370,000 - 415,000
Larimer County
Fort Collins
Timnath Ranch
Sonnet	2014	179	10	4	169	10	$ 347,000 - 418,000
Park	2014	92	12	5	80	12	$ 318,000 - 380,000
Loveland
Lakes at Centerra	2015	200	—	3	52	—	$ 343,000 - 390,000
COLORADO SEGMENT		1,275	148	84	979	95
WASHINGTON (10)
King County:
Cedar Falls Way	2014	14	14	—	—	14	(9)
Highpoint	2014	3	3	—	—	3	(9)
Issaquah	2015	365	—	—	365	—	$ 438,990 - 1,030,990
Cascara	2014	69	13	9	56	13	$ 242,000 - 419,000
Viewridge at Issaquah Highlands	2014	14	14	—	—	14	(9)
The Brownstones at Issaquah Highlands	2014	176	23	22	153	23	$ 417,000 - 629,990
The Towns at Mill Creek Meadows	2014	122	23	15	99	23	$ 239,000 - 353,000
Bryant Heights	2015	89	—	—	89	—	$ 535,990 - 1,300,000
Ridgeview Townhomes	2016	41	—	—	41	—	$ 325,990 - 399,990
Snohomish County:
Riverfront MF	2016	190	—	—	190	—	$ 229,990 - 299,990
The Reserve at North Creek	2014	127	37	15	90	37	$ 449,990 - 578,000
Silverlake Center	2015	100	—	—	100	—	$ 259,990 - 309,990
Pierce County:
The Reserve at Maple Valley	2014	41	27	1	14	27	$ 350,000 - 450,000
Spanaway 230	2015	230	—	—	230	—	$ 199,990 - 315,990
WASHINGTON SEGMENT		1,581	154	62	1,427	154
OREGON (10)
Clackamas County:
Villebois	2014	97	59	8	38	59	$229,990 - 474,990
Calais at Villebois	2015	84	—	—	84	—	$304,990 - 529,990
Grande Pointe at Villebois	2016	100	—	—	100	—	$409,990 - 489,990
Villebois Zion III	2014	147	19	15	128	19	$229,990 - 469,990
Villebois V	2016	93	—	—	93	—	$284,990 - 344,990

Sparrow Creek	2016	205	—	—	205	—	$229,990 - 344,990
Brenchley Estates	2014	17	16	1	1	16	$329,990 - 339,990
Washington County:
Baseline Woods	2014	232	56	14	176	56	$274,990 - 374,990
Edgewater Tualatin	2014	33	33	—	—	33	(9)
Murray & Weir	2014	81	15	8	66	15	$344,990 - 449,990
Twin Creeks at Copper Mountain	2014	94	6	8	88	6	$409,990 - 499,990
The Overlook at Timberland	2014	7	7	—	—	7	(9)
Bethany Creek Falls	2015	305	—	—	41	—	$264,990 - 524,990
Orenco Woods SFD	2015	71	—	—	71	—	$294,990 - 379,990
Polygon at Sunset Ridge	2015	104	—	—	104	—	$274,990 - 449,990
OREGON SEGMENT		1,670	211	54	1,195	211

GRAND TOTAL		16,420	3,394	478	14,103	1,753

(1)	The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of December 31, 2014, 454 represent homes completed or under construction.

(5)	Lots owned as of December 31, 2014 include lots in backlog at December 31, 2014.

(6)	Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Represents a parcel of undeveloped land held for future sale. Development of this project is undetermined, thus the “year of first delivery” and “sales price range” are not applicable.

(9)	Project is completely sold out, therefore the sales price range is not applicable as of December 31, 2014

(10)
The Company's Washington and Oregon segments were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed and year to date orders are from acquisition date through December 31, 2014.

Sales and Marketing
The management team responsible for a specific project develops marketing objectives, formulates pricing and sales strategies and develops advertising and public relations programs for approval of senior management. The Company makes use of advertising and other promotional activities, including on-line and social media, brochures, and the placement of strategically located sign boards in the immediate areas of its developments. In addition, the Company markets all of its products through the internet via email lists and interest lists, as well as its website at www.lyonhomes.com. In general, the Company’s advertising emphasizes each project’s strengths, the quality and value of its products and its reputation in the marketplace.
The Company normally builds, decorates, furnishes and landscapes three to five model homes for each product line and maintains on-site sales offices, which typically are open seven days a week, however, in some cases the Company will operate out of an on-site sales trailer prior to model home construction. Management believes that model homes play a particularly important role in the Company’s marketing efforts. Consequently, the Company expends a significant amount of effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company’s models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities.
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
The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 18% during 2014 and 17% during 2013. Cancellation rates are subject to a variety of factors beyond the Company’s control such as individual customer circumstances and current economic conditions.
Warranty
The Company provides its homebuyers with a one-year limited warranty covering workmanship and materials, and a three-year warranty in Washington and Oregon. The Company also provides its homebuyers with a limited warranty that covers “construction defects,” as defined in the limited warranty agreement provided to each home buyer, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which the Company builds. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with the Company and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. The Company began providing this type of limited warranty at the end of 2001. In connection with the limited warranty covering construction defects, the Company obtained an insurance policy which expires on December 31, 2016. The Company has been informed by the insurance carrier that this insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability and that the policy will respond, upon satisfaction of the applicable self-insured retention, to potential losses relating to construction, including soil subsidence. The insurance policy provides a single policy of insurance to the Company and the subcontractors enrolled in its insurance program. As a result, the Company is no longer required to obtain proof of insurance from these subcontractors nor be named as an additional insured under their individual insurance policies regarding the subcontractors' general liability policies for work on the Company's projects. The subcontractors still must provide proof of insurance regarding general liability coverage for off-site work, worker's compensation and auto coverage. The Company still requires that subcontractors and design professionals not enrolled in the insurance program provide proof of insurance and name the Company as an additional insured under their insurance policy. Furthermore, the Company generally requires that each subcontractor and design professional agreement provide the Company with an indemnity.
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

Customer Financing
The Company seeks to assist its home buyers in obtaining mortgage financing for qualified buyers. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers. In connection with the Polygon Acquisition in 2014, the Company acquired a membership interest in an unconsolidated joint venture which provides certain mortgage brokerage services, in part, to its customers in Washington and Oregon. In addition, in 2015 the Company announced the formation of a separate unconsolidated joint venture, of which it holds a membership interest, which will provide a variety of mortgage banking services, in part, to its customers in California, Nevada, Arizona and Colorado. While the joint ventures may offer or provide certain mortgage services to the Company's homebuyers, the Company's homebuyers may obtain mortgage financing to purchase our homes from any lender or other provider of their choice.
Information Systems and Controls
The Company assigns a high priority to the development and maintenance of its budget and cost control systems and procedures. The Company’s segment offices are connected to corporate headquarters through a fully integrated accounting, financial and operational management information system. Through this system, management regularly evaluates the status of its projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts the Company’s operations to capitalize on favorable variances or to limit adverse financial impacts. As of December 31, 2014, the Company had not fully integrated the Washington and Oregon operating segments into its management information system. The Company anticipates that the complete integration of these segments will occur during 2015.
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
The Company and its competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company and its competitors to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. The Company’s projects in California are especially susceptible to restrictive government regulations and environmental laws. However, environmental laws have not, to date, had a material adverse impact on the Company’s operations. The Company’s wholly-owned subsidiary, California Lyon, is licensed as a general building contractor in California, Arizona and Nevada, and in various municipalities within Colorado as required. In addition, California Lyon's wholly-owned subsidiary, Polygon WLH LLC, is licensed as a general building contractor in Washington and Oregon, and the additional special purpose entities acquired through the Polygon Acquisition hold such a license in Washington or Oregon, as applicable to their location of business operations. California Lyon holds a corporate real estate license under the California Real Estate Law.
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
As of March 12, 2015, California Lyon has outstanding its 5.75% Senior Notes due 2019, 8.5% Senior Notes due 2020, 7% Senior Notes due 2022, Subordinated Amortizing Notes due 2017, certain construction and land seller notes payable, and a letter of credit from its revolver. Parent, California Lyon and their subsidiaries have financed, and may in the future finance, certain project and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, lot option agreements and land banking transactions.
Corporate Organization and Personnel
The Company’s executive officers and regional and division presidents average approximately 27 years of experience in the homebuilding and development industries within the Western region of the United States. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters).
As of December 31, 2014, the Company employed 585 full-time employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, engineering, sales and marketing activities.
The Company believes that its relations with its employees have been good. Some employees of the subcontractors the Company utilizes are unionized, but none of the Company’s employees are union members. Although there have been temporary work stoppages in the building trades in the Company’s areas of operation, none has had any material impact upon the Company’s overall operations.
Available Information
The Company’s Internet address is http://www.lyonhomes.com. The information contained on the Company's website is not incorporated by reference into this report and should not be considered part of this report. The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s principal executive offices are located at 4695 MacArthur Court, 8th Floor, Newport Beach, California 92660 and its telephone number is (949) 833-3600. The Company was incorporated in the State of Delaware on July 15, 1999.

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

Risks Related to Our Business

The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could reduce the demand for new homes and, as a result, negatively impact the Company's results of operations, financial condition and cash flows.

Certain economic, real estate and other business conditions that have significant effects on the homebuilding industry include:

•	employment levels and job and personal income growth;

•	availability and pricing of financing for homebuyers;

•	short and long-term interest rates;

•	overall consumer confidence and the confidence of potential homebuyers in particular;

•	demographic trends;

•	changes in energy prices;

•	housing demand from population growth, household formation and other demographic changes, among other factors;

•	U.S. and global financial system and credit market stability;

•	private party and governmental residential consumer mortgage loan programs, and federal and state regulation of lending and appraisal practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of residential consumer mortgage loan interest payments and other expenses;

•
the supply of and prices for available new or existing homes, including lender-owned homes acquired through foreclosures and short sales and homes held for sale by investors and speculators, and other housing alternatives, such as apartments and other residential rental property;

•	homebuyer interest in our current or new product designs and community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and

•	real estate taxes.

These above conditions, among others, are complex and interrelated. Adverse changes in such business conditions may have a significant negative impact on our business, as they did during the recent downturn. The negative impact may be national in scope but may also negatively and acutely affect some of the regions or markets in which we operate more than others. In addition, adverse economic conditions in markets outside the U.S., such as Asia, India and Canada, as well as any restrictive economic policies in such overseas regions, may have an adverse impact on our financial results to the extent such factors decrease the amount of potential homebuyers from such regions in our markets. When such adverse conditions affect any of our markets, those conditions could have a proportionately greater impact on us than on some other homebuilding companies. We cannot predict their occurrence or severity, nor can we provide assurance that our strategic responses to their impacts would be successful.

Further, the prior recession and downturn in the homebuilding industry had a significant adverse effect on us. While we believe that the housing market began to recover in fiscal year 2012 from the significant slowdown and appears to continue to be recovering in most of the geographies in which we operate, we cannot predict the pace or scope of the recovery, and we have already experienced a more tempered home price appreciation and moderate sales pace during 2014, with a good deal of variation between our markets, following the steep rebound of home prices in 2012 and 2013. We cannot predict the duration or ultimate magnitude of any economic downturn or the continuation of the current recovery, nor can we provide assurance that should the recovery not continue, our response would be successful. The recent improvement in housing market conditions following a prolonged and severe housing downturn may not continue, and any slowing or reversal of the present housing recovery may materially and adversely affect our business and results of operations.
Our long-term growth depends upon our ability to acquire land at reasonable prices.
The Company’s business depends on its ability to obtain land for the development of its residential communities at reasonable prices and with terms that meet its underwriting criteria. The Company’s ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land appropriate for development of residential communities is limited because of these factors, or for any other reason, the number of homes that the Company builds and sells may decline. Additionally, the ability of the Company to open new projects could be impacted if the Company elects not to purchase lots under option contracts. To the extent that the Company is unable to purchase land timely or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time the Company acquires land and the time the Company begins selling homes, the Company’s home sales revenue and results of operations could be negatively impacted and/or the Company could be required to scale back the Company’s operations in a given market.
Limitations on the availability and increases in the cost of mortgage financing can adversely affect demand for housing.
In general, housing demand is negatively impacted by the unavailability of mortgage financing, as a result of declining customer credit quality, tightening of mortgage loan underwriting standards and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. Most buyers finance their home purchases through third-party lenders providing mortgage financing. Over the last several years, many third-party lenders have significantly increased underwriting standards, and many subprime and other alternate mortgage products are no longer available in the marketplace in spite of a decrease in mortgage rates. Additionally, potential home buyers who have previously experienced a foreclosure or a short-sale of their homes may be precluded from obtaining a mortgage for several years. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), which was signed into law in 2010, also established several new standards and requirements relating to the origination, securitization and servicing of residential consumer mortgage loans. These and other regulations, standards, rules and requirements, as and when implemented, could further restrict the availability of loans and/or increase the costs to borrowers to obtain such loans. In addition, new rules regarding loan estimates, closing disclosures and fees are scheduled to be implemented in August 2015 by the Consumer Financial Protection Bureau. The effect of these rules on the homebuilding industry has yet to be determined, and could affect the availability and cost of mortgage credit. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing.
Further, even if potential customers do not need financing, changes in the availability of mortgage products or increases in mortgage costs may make it harder for them to sell their current homes to potential buyers who need financing, which has in some cases led to lower demand for new homes. Although long-term interest rates currently remain near historically low levels, they have risen at certain times over the past several years and it is impossible to predict future increases or decreases in market interest rates. Further increases in interest rates could adversely affect our results of operations through reduced home sales and cash flow. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing. For example, the Federal Housing Administration, or FHA, significantly reduced the limits on loans eligible for insurance by the FHA in 2014, which has impacted the availability and cost of financing in our markets.
If these trends continue and mortgage loans continue to be difficult or costly to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes would be adversely affected, which would adversely affect the Company’s results of operations through reduced home sales revenue, gross margin and cash flow.
The Company’s business is geographically concentrated, and therefore, the Company’s sales, results of operations, financial condition and business would be negatively impacted by a decline in the general economy or the homebuilding industry in such regions.
The Company presently conducts all of its business in the following geographic areas within the Western U.S. region: Southern California, Northern California, Arizona, Nevada, Colorado, Washington and Oregon. The Company’s geographic concentration in the Western U.S. could adversely impact the Company if the homebuilding business in its current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.
In addition, a prolonged economic downturn in one or more of these areas, or in any sector of employment on which the residents in such areas are substantially dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. For example, much of the employment base in the Pacific Northwest and Northern California markets are dependent upon the technology sector, and Nevada the hospitality and gaming sector, and the local economy in the Fort Collins, Colorado market is to a large extent driven by the oil and gas industry. Further, during the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California, negatively impacting the Company’s profitability and financial position. In addition, in the past the state of California has experienced severe budget shortfalls and taken measures such as raising taxes and increasing fees to offset the deficit. Accordingly, the Company's sales, results of operations, financial condition and business would be negatively impacted by a decline in the economy, the job sector or the homebuilding industry in the Western U.S. regions in which our operations are concentrated.
Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.
During the years ended December 31, 2014, 2013, and 2012, the Company experienced cancellation rates of 18%, 17%, and 14%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond the Company’s control. Increased levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

If we are not able to develop our communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.

Before a community can open for sale, significant expenditures are required to acquire land, to obtain or renew permits, development approvals and entitlements and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. There may be a lag between the time we acquire land or options for land for development or developed home sites and the time we can bring the communities to market and sell homes. We can also experience significant delays in obtaining permits, development approvals and entitlements, delays resulting from local, state or federal government approvals and utility company constraints or delays, or delays in a land seller's lot deliveries or from rights or claims asserted by third parties, which may be outside of our control. Additionally, we may also have to renew existing permits and there can be no assurances that these permits will be renewed. Lag time varies on a project-by-project basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. As a result of these possible delays, we face the risk that demand for housing may decline during this period and we will not be able to open communities and sell homes at expected prices or within anticipated time frames or at all. The market value of home inventories, undeveloped land, options for land and developed home sites can fluctuate significantly because of changing market conditions. Each of these factors may have a significant negative impact on our financial and operational results.
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
We incur many costs even before we begin to build homes in a community, including costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market, and the Company may have to sell homes at significantly lower margins or at a loss, which conditions may persist for extended periods of time. If the rate at which we sell and deliver homes slows or falls, or if we delay the opening of new home communities for sales due to adjustments in our marketing strategy or other reasons, each of which occurred throughout the previous housing downturn, we may incur additional costs and it will take a longer period of time for us to recover our costs, including the costs we incurred in acquiring and developing land.
Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect the Company’s business, prospects, liquidity, financial condition or results of operations.

As a homebuilder, the Company is subject to numerous risks, many of which are beyond management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geologic events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting the Company’s sales and profitability. Many of the Company’s projects are located in California, which has experienced significant earthquake activity and seasonal wildfires. Areas in Colorado have also been subjected to seasonal wildfires and soil subsidence, as well as periods of extremely cold weather and snow, and the Company now operates in markets in the Pacific Northwest that experience high levels of rain. In addition to directly damaging the Company’s projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting the Company’s ability to market homes in those areas and possibly increasing the costs of completion.
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

Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
The Company's business and results of operations are dependent on the availability and skill of subcontractors, as substantially all construction work is done by subcontractors with the Company acting as the general contractor. Accordingly, the timing and quality of construction depend on the availability and skill of the Company’s unaffiliated, third party subcontractors. As the homebuilding market returns to full capacity, we have previously experienced and may again experience skilled labor shortages. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot be assured that there will be a sufficient supply or satisfactory performance by these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.
The Company may not be able to compete effectively against competitors in the homebuilding industry.
The homebuilding industry is highly competitive and there are relatively low barriers to entry. Homebuilders compete for, among other things, homebuying customers, desirable properties, financing, raw materials and skilled labor. The Company competes both with large homebuilding companies, some of which have greater financial, marketing and sales resources than the Company, and with smaller local builders. Our competitors may independently develop land and construct housing units that are substantially similar to our products and may employ increased sales incentives for such products. Many of these competitors also have long-standing relationships with subcontractors and suppliers in the markets in which we operate. We currently build in several of the top markets in the nation and, therefore, we expect to continue to face additional competition from new entrants into our markets. The Company also competes for sales with individual resales of existing homes and available rental housing. These competitive conditions can result in:

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

We may not have access to other capital resources to fund our liquidity needs, and difficulty in obtaining sufficient capital could result in increased costs and delays in completion of projects.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land and begin development. There is no assurance that cash generated from our operations, borrowings incurred under our credit agreements or project-level financing arrangements, or proceeds raised in capital markets transactions, will be sufficient to finance our capital projects or otherwise fund our liquidity needs. If our future cash flows from operations and other capital resources are insufficient to finance our capital projects or otherwise fund our liquidity needs, we may be forced to:

•	reduce or delay our business activities, land acquisitions and capital expenditures;

•	sell assets;

•	obtain additional debt or equity capital; or

•	restructure or refinance all or a portion of our debt, including the notes, on or before maturity.

These alternative measures may not be successful and we may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our debt, including the notes and our credit agreements, will limit our ability to pursue these alternatives. Further, we may seek additional capital in the form of project-level financing from time to time. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Land acquisition, development and construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in joint ventures. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect the Company’s sales and future results of operations and cash flows.
We may not be successful in integrating acquisitions or implementing our growth strategies.
In December 2012, we acquired Village Homes marking our entry into the Colorado market, and in August 2014, we closed the Polygon Acquisition, marking our entry into the Washington and Oregon markets, and we may in the future consider growth or expansion of our operations in our current markets or in new markets, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations, and any future acquisitions could result in the dilution of existing shareholders if we issue our common shares as consideration. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

We have incurred and may continue to incur significant transaction and acquisition-related integration costs in connection with the Polygon Acquisition.

We incurred significant transaction costs in connection with the execution and consummation of the Polygon Acquisition as well as the financing transactions in connection therewith. In addition, we are currently implementing a plan to integrate the residential homebuilding operations of Polygon Northwest. Although we anticipate achieving synergies in connection with the Polygon Acquisition, we also expect to continue to incur costs implementing such cost savings measures. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction- and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all.

We and Polygon Northwest may be subject to business uncertainties after the consummation of the Acquisition that could adversely affect our and its business.

Uncertainty about the effect of the Polygon Acquisition on employees and customers may have an adverse effect on us and Polygon Northwest, which now operates as our Washington and Oregon segments. Although we and Polygon Northwest have taken actions to reduce any adverse effects, and intend to continue to do so, these uncertainties may impair our and their ability to attract, retain and motivate key personnel for a period of time. These uncertainties could cause customers, suppliers and others that deal with us and Polygon Northwest to seek to change existing business relationships with us and Polygon Northwest.

Additionally, the successful integration of Polygon Northwest will depend, in part, upon our ability to retain the employees and members of senior management following the Polygon Acquisition. If, despite our retention efforts, key employees or members of senior management depart, our business could be harmed and we may not realize all of the expected benefits of the Polygon Acquisition.

We have made certain assumptions relating to the Polygon Acquisition that may prove to be materially inaccurate.

We have made certain assumptions relating to the Polygon Acquisition, including, for example:

•	projections of Polygon Northwest’s future revenues;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	acquisition costs, including transaction and integration costs; and

•	other financial and strategic rationales and risks of the acquisition.

While management has made such assumptions in good faith and believes them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. If these assumptions are incorrect we may change or modify our assumptions, and such change or modification could have a material adverse effect on our financial condition or results of operations.

We may write-off intangible assets, such as goodwill.

We have recorded intangible assets, including goodwill in connection with the Polygon Acquisition. On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
The Company’s success depends on key executive officers and personnel.
The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s divisional markets. In particular, the Company is dependent upon the services of General William Lyon, Chairman of the Board and Executive Chairman, William H. Lyon, Chief Executive Officer, and Matthew R. Zaist, President and Chief Operating Officer, as well as the services of the California regional and other division presidents and division management teams and personnel in the corporate office. The loss of the services or limitation in the availability of any of these executives or key personnel, for any reason, could hinder the execution of our business strategy and have a material adverse effect upon the Company’s business, prospects, liquidity, financial condition or results of operation. Further, such a loss could be negatively perceived in the capital markets.
Power and natural resource shortages or price increases could have an adverse impact on operations.
In prior years, certain areas in Northern and Southern California have experienced power and resource shortages, including mandatory periods without electrical power, changes to water availability and significant increases in utility and resource costs. In addition, certain of the areas in which we operate, particularly in California, have experienced drought conditions from time to time. The Governor of California has proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities, negatively impact the state’s economy and environment, and increase greatly the risk of wildfires across the state. These conditions may cause us to incur additional costs and we may not be able to complete construction on a timely basis if they were to continue for an extended period of time. Shortages of natural resources, particularly water, may make it more difficult to obtain regulatory approval of new developments. The Company may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. Furthermore, power shortages and rate increases may adversely affect the regional economies in which the Company operates, which may reduce demand for housing. The Company’s operations may be adversely impacted if further rate increases and/or power shortages occur.
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
California law provides that consumers can seek redress for patent (i.e., observable) defects in new homes within three or four years (depending on the type of claim asserted) from when the defect is discovered or should have been discovered. If the defect is latent (i.e., non-observable), consumers must still seek redress within three or four years (depending on the type of claim asserted) from the date when the defect is discovered or should have been discovered, but in no event later than ten years after the date of substantial completion of the work on the construction. Consumers purchasing homes in Arizona, Nevada, Colorado, Washington and Oregon may also be able to obtain redress under state laws for either patent or latent defects in their new homes. Because California, our largest market, is one of the most highly regulated and litigious jurisdictions in the United States, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have smaller or no California operations.
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
The outcome of any of these construction defect, product liability and home warranty claims and proceedings, including the defense and other litigation-related costs and expenses we may incur, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made, or reserved amount. Therefore, we can make no assurance that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, would not have a material negative impact our consolidated financial statements.
Increased insurance costs and reduced insurance coverages may affect the Company’s results of operations and increase the potential exposure to liability.
Recently, lawsuits have been filed against builders asserting claims of personal injury and property damage, including arising from the presence of mold or other materials in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements against these builders. The Company’s insurance may not cover all of the potential claims, including personal injury claims, or such coverage may become prohibitively expensive. If the Company is unable to obtain adequate insurance coverage, a material adverse effect on the Company’s business, prospects, liquidity, results of operations or financial condition could result.
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
The residential construction industry also experiences labor shortages and disruptions from time to time, including: work stoppages; labor disputes; shortages in qualified trades people; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability of building materials. Additionally, the Company could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Any of these circumstances could give rise to delays in the start or completion of the Company’s communities, increase the cost of developing one or more of the Company’s communities and increase the construction cost of the Company’s homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher sales prices, the Company’s gross margins from home sales and results of operations could be adversely affected.
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
The Company provides bonds in the ordinary course of business to governmental authorities and others to ensure the completion of its projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our joint ventures. As a result of the deterioration in market conditions during the recent downturn, surety providers became increasingly reluctant to issue new bonds and some providers were requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds, which trends may continue. The Company may also be required to provide performance bonds and/or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. If the Company is unable to obtain performance bonds and/or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, the Company may not be able to develop or may be significantly delayed in developing a community or communities and/or may incur significant additional expenses, and, as a result, the Company’s business, prospects, liquidity, financial condition or results of operation could be materially and adversely affected.

The Company is the managing member in certain joint venture limited liability companies and may become a managing member or general partner in future joint ventures, and therefore may be liable for joint venture obligations.
Certain of the Company’s active joint ventures, or JVs, are organized as limited liability companies. The Company is the managing member in some of these and may serve as the managing member or general partner, in the case of a limited partnership JV, in future JVs. As a managing member or general partner, the Company may be liable for a JV’s liabilities and obligations should the JV fail or be unable to pay these liabilities or obligations. These risks include, among others, that a partner in the JV may fail to fund its share of required capital contributions, that a partner may make poor business decisions or delay necessary actions, or that a partner may have economic or other business interests or goals that are inconsistent with our own.
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
On February 24, 2012, the Company adopted fresh start accounting under ASC 852, and recorded all real estate inventories at fair value. Subsequent to February 24, 2012 and throughout each quarter of 2012, 2013 and 2014, there were no indicators of impairment, as sales prices and sales absorption rates have improved. For the years ended December 31, 2014, 2013 and 2012 there were no impairment charges recorded.
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
The Company is subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water and sewage facilities, roads and other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. Although we do not typically purchase land that is not entitled, to the extent that projects are not entitled, purchased lands may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. The Company may also be subject to periodic delays, may be precluded entirely from developing in certain communities or may otherwise be restricted in our business activities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which the Company operates. Such moratoriums can occur prior or subsequent to commencement of our operations, without notice or recourse. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which the Company has received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result of any of these factors, home sales could decline, costs increase, and projects could be materially delayed, any of which could negatively affect the Company’s business, prospects, liquidity, financial condition and results of operations.

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

We may become subject to litigation, which could materially and adversely affect us.

In the future, we may become subject to litigation, including claims relating to our operations, securities offerings or otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Litigation or the resolution of litigation may affect the availability or cost of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

We recently became party to two joint venture arrangements to provide certain mortgage related services to our customers and other homebuyers, which ventures are subject to extensive government regulations.

In connection with the Polygon Acquisition we acquired a non-controlling interest in a mortgage services joint venture to provide services, in part, to our home buyers in our Washington and Oregon divisions, and recently formed a second mortgage services joint venture, in which we also hold a non-controlling interest, to provide services, in part, to our home buyers in our operating divisions in California, Nevada, Arizona and Colorado. The business operations of these mortgage joint ventures are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. If either of the ventures are determined to have violated federal or state regulations, they may face the loss of licenses or other required approvals or could be subject to fines, penalties, civil actions or could be required to suspend their activities, and we may face the same consequences for any violations of regulations applicable to us, each of which could have an adverse effect on the ventures’, and our, reputation, results and operations. In addition, to the extent that either of the ventures were faced with any claims for losses or liabilities arising from the services performed that were in excess of any reserve levels, then there may be an adverse impact on the ventures’ financial condition or ability to operate, or cause us to recognize losses with respect to our equity interest in the ventures, or cause our customers to seek mortgage loans from other lenders and/or experience mortgage loan funding issues that could delay our delivering homes to them and/or cause them to cancel their home purchase contracts with us.

Information technology failures, data security breaches and other similar adverse events could harm our business.

We rely on information technology and other computer resources to perform important operational and marketing activities as well as to maintain our business and employee records and financial data. Our computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by our personnel. Although we have implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and otherwise protect our information technology, computer intrusion efforts are becoming increasingly sophisticated and even the controls that we have installed might be breached. If we were to experience a significant period of disruption in our information technology systems that involve interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. Additionally, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information, which could result in significant financial or reputational damage to us.

Risks Related to Our Capital Structure

We have substantial outstanding indebtedness and may incur additional debt in the future.

We are highly leveraged. At December 31, 2014, the total outstanding principal amount of our debt was approximately $940.1 million. In addition, we have the ability to incur additional indebtedness under our Revolving Credit Facility, subject to a borrowing base formula, and under our project-level financing facilities. As of December 31, 2014, we would have had approximately $118.2 million of additional borrowing capacity under our Revolving Credit Facility and our project-level financing facilities. Moreover, the terms of the indentures governing the 2022 Notes, 2020 Notes, the 2019 Notes the Amortizing Notes, and the Revolving Credit Facility permit us to incur additional debt, subject to certain restrictions. Our high level of indebtedness could have detrimental consequences, including the following:

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

As a result of these restrictions, our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited. In addition, our July 3, 2014 amendment to our Revolving Credit Facility incorporated, among other changes, a minimum borrowing base availability of $50.0 million and increased the maximum leverage ratio from 60% to 75% for the first four fiscal quarters following the Polygon Acquisition. Pursuant to the amendment, the minimum borrowing base availability is scheduled to decrease sequentially by $5.0 million the first day after each fiscal quarter end, commencing on January 1, 2015. In addition, the maximum leverage ratio will decrease from 75% to 70% on the last day of the fifth fiscal quarter following the closing of the Polygon Acquisition, and for the fiscal quarters thereafter, will return to 60%. We cannot assure you that we will have adequate liquidity to meet our obligations, including our obligations with respect to our outstanding senior notes and our other indebtedness, once the minimum borrowing base availability declines or falls away, nor can we assure you that we will be in compliance with our maximum leverage ratio covenant once the required level reverts to 60%. Our leverage ratio as of December 31, 2014, as calculated under the Revolving Credit Facility, was approximately 65%. Failure to have sufficient borrowing base availability in the future or to be in compliance with our maximum leverage ratio under the Revolving Credit Facility could have a material adverse effect on our operations and financial condition.

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

A breach of the covenants under the indentures governing our notes or any of the other agreements governing our indebtedness could result in an event of default under the indentures governing our notes or other such agreements.

A default under the indenture governing our 2022 Notes, 2019 Notes, 2020 Notes and Amortizing Notes, our Revolving Credit Facility or other agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing the Revolving Credit Facility would permit the lenders thereunder to terminate all commitments to extend further credit under the Revolving Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under our Revolving Credit Facility or other future secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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

In the past, rating agencies have downgraded our corporate credit rating due to the deterioration in our homebuilding operations, credit metrics and other earnings-based metrics, as well as our high leverage and a significant decrease in our tangible net worth. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be downgraded or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
Risks Related to Ownership of Our Class A Common Stock
Concentration of ownership of the voting power of our capital stock may prevent other stockholders from influencing corporate decisions and create perceived conflicts of interest.

Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to five votes per share, on all matters entitled to be voted on by our common stockholders. As of March 10, 2015, entities affiliated with William H. Lyon hold approximately 50.5% of the voting power of the Company's common stock, assuming exercise in full of the warrant to purchase additional shares of Class B Common Stock, through their ownership of 100% of the outstanding Class B Common Stock, a warrant to purchase 1,907,550 additional shares of Class B Common Stock and ownership of shares of Class A Common Stock. Additionally, affiliates of Luxor Capital Partners, or Luxor, and an affiliate of Paulson & Co. Inc., or Paulson, hold approximately 4.4 million and 3.3 million shares of Class A Common Stock, representing approximately 9% and 7% of the total voting power of the Company’s outstanding common stock, respectively. Further, stockholder entities affiliated with each of Luxor, Paulson and William H. Lyon, which collectively control approximately 64% of the total voting power of the Company’s outstanding common stock as of March 10, 2015, have entered into a stockholder agreement with respect to the election of up to six seats, depending on ownership levels at the time, on our board of directors, whereby each such stockholder has agreed to vote in favor of the director nominees supported by each of the other stockholders. The Company is not party to such agreement.
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
Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A Common Stock to decline. We had 27,625,405 shares of Class A Common Stock and 3,813,884 shares of Class B Common Stock outstanding as of March 10, 2015, excluding 1,907,550 shares of Class B Common Stock issuable upon the exercise of a warrant held by the holders of our Class B Common Stock and shares of unvested restricted stock and Class A Common Stock issuable upon exercise of outstanding stock options. All of these shares, other than the shares of Class B Common Stock held by William H. Lyon through his management of Lyon Shareholder 2012, LLC, and certain shares of Class A Common Stock held by our directors and officers and other “affiliates”, as defined in Rule 144 of the Securities Act, or Rule 144, are freely tradeable without restriction under the Securities Act. Stockholders holding 11,534,271 shares of our common stock as of March 10, 2015, which includes the Class A Common Stock that may be issued upon conversion of the outstanding Class B Common Stock on a one-to-one basis, have exercised their registration rights to include their shares of common stock in registration statements related to our securities, including our Registration Statement on Form S-3 (File No. 333-194517) that was declared effective by the Securities and Exchange Commission on March 20, 2014. Shares of common stock sold under this shelf registration statement can be freely sold in the public market, and even if not sold pursuant to an effective registration statement, shares held by such affiliates may be sold under Rule 144 subject to the volume and manner of sale, and other, requirements thereunder. Any sale of a large number of shares of common stock by our existing stockholders could reduce the trading price of our common stock. In addition, investors would incur dilution upon the exercise of stock options or other equity-based awards under our equity incentive plan, and upon any exercise of preemptive rights granted pursuant to our Certificate of Incorporation to holders of our Class B Common Stock upon the issuance of Class A Common Stock underlying our tangible equity units or potential future offerings. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon exercise of outstanding options or for other reasons. Any such future issuances of our common stock or convertible or other equity-linked securities will dilute the ownership interest of the holders of our Class A Common Stock. We cannot predict the size of future issuances of our common stock or other equity-related securities or the effect, if any, that they may have on the market price of our Class A Common Stock.
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
The price of our Class A Common Stock is subject to volatility related or unrelated to our operations.
The market price of the Class A Common Stock may fluctuate substantially due to a variety of factors, including:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of our indebtedness;

•	market reaction to our capital markets transactions;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation or other regulatory developments that adversely affect us or the homebuilding industry.
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
As a public company, we are required to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the New York Stock Exchange. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our efforts to comply with evolving laws, regulations and standards result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities. In addition, if we fail to implement or maintain the requirements with respect to our internal accounting and audit functions, our ability to continue to report our operating results on a timely and accurate basis could be impaired and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or NYSE. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business and cause the price of our Class A Common Stock to decline.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to enable the Company to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting, and, commencing with the year ended December 31, 2014, our auditors have begun attesting to and reporting on our internal controls and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require additional personnel, specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and require a significant period of time to complete.
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
Provisions in our corporate organizational documents may have the effect of delaying or preventing a change of control or changes in our management. Such provisions include, but are not limited to:

•	authorizing the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	any action to be taken by holders of our common stock must be effected at a duly called annual or special meeting and not by written consent;

•	special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, our Chief Executive Officer or our lead independent director;

•	our dual-class voting structure that provides for five-to-one voting rights for holders of our Class B Common Stock;

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
Upon the filing by the Company and certain of our direct and indirect wholly-owned subsidiaries of voluntary petitions under chapter 11 of Title 11 of the United States Code, as amended, or the Chapter 11 Petitions, we adopted Debtor in Possession Accounting, in accordance with ASC 852 . Upon our emergence from the cases associated with the Chapter 11 Petitions, we adopted Fresh Start Accounting, in accordance with ASC 852, pursuant to which the midpoint of the range of our reorganization value was allocated to our assets in conformity with the procedures specified by Accounting Standards Codification No. 805, Business Combinations. Accordingly, our financial statements for the period from December 19, 2011 through February 24, 2012 will not be comparable in many respects to our financial statements prior to December 19, 2011 or subsequent to February 24, 2012. The lack of comparable historical financial information may discourage investors from purchasing our securities. The lack of comparable historical financial information may discourage investors from purchasing our securities.
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

Geopolitical risks and market disruption could adversely affect our business, liquidity, financial condition and results of operations.

Geopolitical events, acts of war or terrorism or any outbreak or escalation of hostilities throughout the world or health pandemics, may have a substantial impact on the economy, consumer confidence, the housing market, our employees and our customers. Historically, perceived threats to national security and other actual or potential conflicts or wars and related geopolitical risks have also created significant economic and political uncertainties. If any such events were to occur, or there was a perception that they were about to occur, they could have a material adverse impact on our business, liquidity, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Headquarters
The Company’s corporate headquarters are located at 4695 MacArthur Court, 8th floor, Newport Beach, California. The Company leases or owns properties for its segment offices, but none of these properties are material to the operation of the Company’s business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1 of Part I of this Annual Report, “Business.”

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

	2014		2013
Calendar Quarter Ended	High	Low	High	Low
March 31	31.77	21.28	N/A	N/A
June 30	30.74	25.40	26.85	22.50
September 30	31.40	22.00	25.70	19.87
December 31	24.54	17.71	24.99	18.81
As of March 10, 2015, the Company had approximately nine stockholders of record, eight of which were holders of the Company's Class A Common Stock and one of which was a holder of the Company's Class B Common Stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
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
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased from certain employees of the Company during the three month period ended December 31, 2014. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended December 31, 2014.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
October 31, 2014	252	23.55
November 30, 2014	—	—
December 31, 2014	4,611	19.86
Total	4,863

Except as set forth above, the Company did not repurchase any of its equity securities during the three month period ended December 31, 2014.
Recent Sales of Unregistered Securities
Other than the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K during fiscal year 2014, we did not make any sales of unregistered securities during 2014.

Item 6.	Selected Historical Consolidated Financial Data
The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, December 31, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012 has been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2012, 2011, and 2010 and for the years ended December 31, 2011 and 2010 have been derived from the Company’s audited financial statements for such years, which are not included herein.
As a result of the consummation of the Prepackaged Joint Plan of Reorganization on February 25, 2012, or the Plan, the Company adopted Fresh Start Accounting in accordance with Accounting Standards Codification No. 852, Reorganizations, or ASC 852. Accordingly, the financial statement information prior to February 25, 2012 is not comparable with the financial statement information for periods on and after February 25, 2012. Unless otherwise stated or the context otherwise requires, any reference hereinafter to the “Successor” reflects the operations of the Company post-emergence from February 25, 2012 through December 31, 2014 and any reference to the “Predecessor” refers to the operations of the Company pre-emergence prior to February 25, 2012.
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

	Successor (1)			Predecessor (1)
			Period From February 25,	Period From January 1,
	Year Ended December 31,		through December 31,	through February 24,	Year Ended December 31,
	2014	2013	2012	2012	2011	2010
(in thousands except number of shares and per share data)
Statement of Operations Data:
Revenues
Home sales	$857,025	$521,310	$244,610	$16,687	$207,055	$266,865
Lots, land and other sales	1,926	18,692	104,325	—	—	17,204
Construction services	37,728	32,533	23,825	8,883	19,768	10,629
Total revenues	896,679	572,535	372,760	25,570	226,823	294,698
Operating income (loss)	76,425	55,857	4,666	(2,684)	(148,015)	(117,843)
Income (loss) before reorganization items and (provision) benefit from income taxes	78,323	53,765	(4,325)	(4,961)	(171,706)	(135,867)
Reorganization items, net (2)	—	(464)	(2,525)	233,458	(21,182)	—
(Provision) benefit for income taxes	(23,797)	82,302	(11)	—	(10)	412
Net income (loss)	54,526	135,603	(6,861)	228,497	(192,898)	(135,455)
Net income (loss) available to common stockholders	$44,625	$127,604	$(11,602)	$228,383	$(193,330)	$(136,786)
Income (loss) per common share:
Basic	$1.41	$5.16	$(0.93)	$228,383	$(193,330)	$(136,786)
Diluted	$1.34	$4.95	$(0.93)	$228,383	$(193,330)	$(136,786)
Weighted average common shares outstanding:
Basic	31,753,110	24,736,841	12,489,435	1,000	1,000	1,000
Diluted	33,236,343	25,796,197	12,489,435	1,000	1,000	1,000
Operating Data (including consolidated joint ventures) (unaudited):
Number of net new home orders	1,677	1,322	956	175	669	650
Number of homes closed	1,753	1,360	883	67	614	760
Average sales price of homes closed	$489	$383	$277	$249	$337	$351
Cancellation rates	18%	17%	15%	8%	18%	19%
Backlog at end of period, number of homes	478	368	406	246	139	84
Backlog at end of period, aggregate sales value	$260,127	$199,523	$115,449	$63,434	$29,329	$30,077

	Successor (1)			Predecessor (1)
	December 31,			December 31,
	2014	2013	2012	2011	2010
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$52,771	$171,672	$71,075	$20,061	$71,286
Real estate inventories—Owned	1,404,639	671,790	421,630	398,534	488,906
Real estate inventories—Not owned	—	12,960	39,029	47,408	55,270
Total assets	1,674,427	1,010,411	581,147	496,951	649,004
Total debt	940,101	469,355	338,248	563,492	519,731
Redeemable convertible preferred stock	—	—	71,246	—	—
Total William Lyon Homes stockholders’ equity (deficit)	569,915	428,179	62,712	(179,516)	13,814
Noncontrolling interests	27,231	22,615	9,407	9,646	11,563

(1)
Successor refers to William Lyon Homes and its consolidated subsidiaries on and after February 25, 2012, or the Emergence Date, after giving effect to: (i) the cancellation of shares of our common stock issued prior to February 25, 2012; (ii) the issuance of shares of new common stock, and settlement of existing debt and other adjustments in accordance with the Plan; and (iii) the application of fresh start accounting. Predecessor refers to William Lyon Homes and its consolidated subsidiaries up to the Emergence Date. In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as the pre-emergence, predecessor entity and the period from February 25, 2012 through December 31, 2012 as the successor entity. As such, the application of fresh start accounting as described in Note 1 of the “Notes to Consolidated Financial Statements” is reflected in the years ended December 31, 2014, December 31, 2013, and the period from February 25, 2012 through December 31, 2012 and not the period from January 1, 2012 through February 24, 2012. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting.

(2)
The Company recorded reorganization items of $0.0 million, $(0.5) million, $(2.5) million, and $233.5 million and $(21.2) million during the year ended December 31, 2014, the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012, and the year ended December 31, 2011, respectively. See Note 3 of “Notes to Consolidated Financial Statements.”

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
Overview
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington and Oregon. The Company's core markets currently include Orange County, Los Angeles, San Diego, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Fort Collins, Seattle and Portland. The Company has a distinguished legacy of more than 58 years of homebuilding operations, over which time we have sold in excess of 93,000 homes. The Company's markets are characterized by attractive long-term housing fundamentals. The Company holds leading market share positions in most of our markets and we have a significant land supply. As of December 31, 2014, the Company had a total of 17,542 lots owned or controlled and were selling homes out of 56 active selling communities.
During 2014, the overall U.S. housing market experienced a more gradual recovery as compared to the steep rebound in home prices in 2012 and 2013, representing a more tempered price appreciation in 2014 and what the Company believes to be reflective of a more normalized market. The Company believes that such moderate price appreciation is indicative of a more sustainable growth cycle than the rapid appreciation experienced over recent years. Despite historically low mortgage rates, financing conditions remain a challenge, especially for entry level home buyers. Against this industry backdrop, the Company delivered another year of strong financial and operational results in 2014, increasing its home sales revenue by 64% in 2014 as compared to 2013, delivering 1,753 homes, an increase of 29% over the prior year, and generating net income of $44.6 million. From a strategic perspective, 2014 was a transformational year for the Company as it expanded its geographic footprint with the acquisition of Polygon Northwest, or the Polygon Acquisition, which now operates as the Company's Washington and Oregon segments, and through its Coastal California infill portfolio land acquisition. In 2014, the Company opened 19 new home communities in its legacy segments, and added an incremental 12 active selling communities from the Polygon Acquisition. At the end of 2014, the Company was selling out of 56 new-home communities, a 75% increase over the end of 2013, demonstrating the progress made in building out and strengthening the Company's operating platform. The Company's acquisitions in 2014 expanded its operating platform, while remaining true to its strategy of geographic concentration in Western regional markets that benefit from favorable economic factors, including high population and job growth, desirable lifestyle and weather characteristics, and positive migration patterns. The Company believes that this business strategy and continued focus on opening new communities position it well to capitalize on the continued, albeit gradual, housing market recovery.
The Company completed the Polygon Acquisition on August 12, 2014, which marked the beginning of the Washington and Oregon segments. Financial data included herein as of and for the year ended December 31, 2014, includes operations of the Washington and Oregon segments from August 12, 2014 (date of acquisition) through December 31, 2014. The Company acquired Village Homes of Denver, Colorado on December 7, 2012, which marked the beginning of the Colorado segment. Financial data included herein as of December 31, 2012, and for the period from February 25, 2012 through December 31, 2012, includes operations of the Colorado segment from December 7, 2012 (date of acquisition) through December 31, 2012, and the year ended December 31, 2013.
As a result of the Polygon Acquisition and the establishment of a distinct operating division to serve the Inland Empire market in Southern California, the Company now organizes its business into six reporting segments from the existing five segments at December 31, 2013. Southern California and Northern California were combined with the Inland Empire division to constitute the California reporting segment, and the newly acquired Washington and Oregon divisions were established as two new reporting segments. The results presented below reflect the Company's current segment structure, and prior periods have been recast to reflect this change. See Note 5 to the financial statements for further information.
Results of Operations
In the year ended December 31, 2014, the Company delivered 1,753 homes, with an average selling price of approximately $488,900, and recognized home sales revenues and total revenues of $857.0 million and $896.7 million, respectively. The Company has continued to build on the significant operating momentum since 2013, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in twelve consecutive quarters of year-over-year improvement in certain key financial metrics, including new home orders and dollar value of backlog. The improving market conditions and increase in pricing is reflected in its average sales price of homes in backlog of $544,200 at December 31, 2014 which is 11% higher than the average sales price of homes closed for the year ended December 31, 2014 of $488,900.
As of December 31, 2014, the Company had a consolidated backlog of 478 sold but unclosed homes, with an associated sales value of $260.1 million, representing a 30% increase in both units and dollars, respectively, as compared to the backlog at December 31, 2013. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 20.9% and 25.2%, respectively, for the year ended December 31, 2014, as compared to 22.2% and 29.7%, respectively, for the year ended December 31, 2013.
The Company completed the Polygon Acquisition on August 12, 2014, which marked the Company’s entry into the Washington and Oregon markets and the beginning of the related operating segments. There were no operations in its Washington and Oregon segments for the year ended December 31, 2013, therefore year over year comparisons are not meaningful (“N/M”) as indicated in the comparative tables below. The Company acquired Village Homes of Denver, Colorado on December 7, 2012, which marked the Company’s entry into the Colorado market and the beginning of the Colorado segment. There were no operations in the Colorado segment for the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 7, 2012, therefore year over year comparisons are not meaningful (“N/M”) as indicated in the comparative tables below.
Comparisons of the Year Ended December 31, 2014 to December 31, 2013

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Number of Net New Home Orders
California	792	597	195	33%
Arizona	201	339	(138)	(41)%
Nevada	237	271	(34)	(13)%
Colorado	152	115	37	32%
Subtotal	1,382	1,322	60	5%
Washington	134	—	134	N/M
Oregon	161	—	161	N/M
Total	1,677	1,322	355	27%
Cancellation Rate	18%	17%	1%
The 27% increase in the number of net new home orders is driven by the Polygon Acquisition, which contributed 295 orders from the Washington and Oregon segments, the 33% improvement in California, and the 32% increase in Colorado, offset by a decrease in Arizona and Nevada. The absorption rates during the year ended December 31, 2013 were particularly strong, totaling 52.9 orders per community, or 1.0 per week, compared to 38.1 sales per community, or 0.7 per week in the 2014 period.

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Average Number of Sales Locations
California	17	9	8	89%
Arizona	6	6	—	—%
Nevada	9	6	3	50%
Colorado	8	4	4	100%
Subtotal	40	25	15	60%
Washington	2	—	2	N/M
Oregon	2	—	2	N/M
Total	44	25	19	76%

The average number of sales locations for the Company increased to 44 locations for the year ended December 31, 2014 compared to 25 for the year ended December 31, 2013, including an average of four sales locations from our Washington and Oregon segments. California increased by eight sales locations, and Colorado and Nevada increased by four and three sales locations in the 2014 period compared to the 2013 period, while Arizona remained consistent between periods. As of December 31, 2014 the Company had 56 locations, up from 32 at December 31, 2013. During the 2014 period, the Company opened 19 new sales locations, closed 7, and acquired 12 through the Polygon Acquisition.

	December 31,		Increase (Decrease)
	2014	2013	Amount	%
Backlog (units)
California	158	206	(48)	(23)%
Arizona	47	63	(16)	(25)%
Nevada	73	72	1	1%
Colorado	84	27	57	211%
Subtotal	362	368	(6)	(2)%
Washington	62	—	62	N/M
Oregon	54	—	54	N/M
Total	478	368	110	30%
The Company’s backlog at December 31, 2014 increased 30% to 478 units from 368 units at December 31, 2013. The increase includes 116 units from the newly acquired Washington and Oregon segments, and an increase in the Colorado segment of 211%. The increase in backlog was driven by a 60% increase in orders during the fourth quarter of 2014 when compared with the prior year, partially offset by a backlog conversion rate of 98%.

	December 31,		Increase (Decrease)
	2014	2013	Amount	%
		(dollars in thousands)
Backlog (dollars)
California	$93,912	$131,174	$(37,262)	(28)%
Arizona	13,408	17,676	(4,268)	(24)%
Nevada	62,847	37,514	25,333	68%
Colorado	37,935	13,159	24,776	188%
Subtotal	208,102	199,523	8,579	4%
Washington	34,309	—	34,309	N/M
Oregon	17,716	—	17,716	N/M
Total	$260,127	$199,523	$60,604	30%
The dollar amount of backlog of homes sold but not closed as of December 31, 2014 was $260.1 million, up 30% from $199.5 million as of December 31, 2013. The increase is driven by the addition of the Washington and Oregon segments, a shift in product mix in Nevada to homes with a higher selling price, and an increase in units in backlog in Colorado. These increases are partially offset by a decrease in units in backlog in the California and Arizona segments. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog decreased 28% to $93.9 million as of December 31, 2014 from $131.2 million as of December 31, 2013, which is attributable to a 23% decrease in the number of homes in backlog in California to 158 homes as of December 31, 2014 compared to 206 homes as of December 31, 2013, driven by an 86% increase in homes closed to 840 during the year ended December 31, 2014, from 451 during the 2013 period, offset by a 33% increase in net new home orders to 792 for the year ended December 31, 2014 compared to 597 homes for the year ended December 31, 2014, and a 7% decrease in the average sales price of homes in backlog to $594,400 as of December 31, 2014 compared to $636,800 as of December 31, 2013.
In Arizona, the dollar amount of backlog decreased 24% to $13.4 million as of December 31, 2014 from $17.7 million as of December 31, 2013, which is attributable to a 25% decrease in the number of units in backlog to 47 as of December 31, 2014 from 63 as of December 31, 2013.
In Nevada, the dollar amount of backlog increased 68% to $62.8 million as of December 31, 2014 from $37.5 million as of December 31, 2013, which is attributable to an increase in the average selling price of homes in backlog to $860,900 as of December 31, 2014, up 65% from $521,000 as of December 31, 2013.
In Colorado, the dollar amount of backlog increased 188% to $37.9 million as of December 31, 2014, from $13.2 million as of December 31, 2013. The increase is attributable to a 211% increase in the number of units in backlog at December 31,

2014, to 84 from 27 at December 31, 2013, slightly offset by a 7% decrease in the average selling price of homes in backlog as of December 31, 2014 to $451,600 from $487,400 at December 31, 2013.
The Company acquired the Washington and Oregon segments through its Polygon Acquisition on August 12, 2014. At December 31, 2014 the combined dollar amount of backlog attributable to these segments was $52.0 million, with no comparable amount in the 2013 period.

	December 31,		Increase (Decrease)
	2014	2013	Amount	%
Number of Homes Closed
California	840	451	389	86%
Arizona	217	448	(231)	(52)%
Nevada	236	291	(55)	(19)%
Colorado	95	170	(75)	(44)%
Subtotal	1,388	1,360	28	2%
Washington	154	—	154	N/M
Oregon	211	—	211	N/M
Total	1,753	1,360	393	29%

During the year ended December 31, 2014, the number of homes closed increased 29% to 1,753 in the 2014 period from 1,360 in the 2013 period, the highest since 2007. The increase is primarily attributable to an increase in community count. There was an 86% increase in California to 840 homes closed in the 2014 period compared to 451 homes closed in the 2013 period, and the newly acquired Washington and Oregon segments contributed an additional 365 closings during the 2014 period for which there was no comparable amount in the 2013 period. These increases were partially offset by decreases experienced in the Arizona, Nevada, and Colorado segments of 52%, 19%, and 44%, respectively, when comparing the 2014 and 2013 periods.

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$498,965	$262,489	$236,476	90%
Arizona	57,484	110,397	(52,913)	(48)%
Nevada	121,815	78,148	43,667	56%
Colorado	46,460	70,276	(23,816)	(34)%
Subtotal	724,724	521,310	203,414	39%
Washington	65,886	—	65,886	N/M
Oregon	66,415	—	66,415	N/M
Total	$857,025	$521,310	$335,715	64%
The increase in homebuilding revenue of 64% to $857.0 million for the year ended December 31, 2014 from $521.3 million for the year ended December 31, 2013 is primarily attributable to a 29% increase in the number of homes closed to 1,753 during the 2014 period from 1,360 in the 2013 period, which includes 365 homes closed in our newly acquired Washington and Oregon segments, and a 28% increase in the average sales price of homes closed to $488,900 during the 2014 period from $383,300 during the 2013 period. The increase in average home sale price resulted in a $185.1 million increase in revenue, coupled with a $150.6 million increase in revenue attributable to a 29% increase in the number of homes closed.

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Average Sales Price of Homes Closed
California	$594,000	$582,000	$12,000	2%
Arizona	264,900	246,400	18,500	8%
Nevada	516,200	268,500	247,700	92%
Colorado	489,100	413,400	75,700	18%
Subtotal average	522,100	383,300	138,800	36%
Washington	427,800	—	427,800	N/M
Oregon	314,800	—	314,800	N/M
Total average	$488,900	$383,300	$105,600	28%

The average sales price of homes closed for the 2014 period increased primarily due to product mix of our actively selling projects to projects available to our "move up" buyers, particularly in our Nevada segment, coupled with increasing price points in many of our actively selling communities. In Nevada, the increase in average sales price of homes closed was attributable to 54 closings with an average sales price in excess of $800,000 during 2014 for which there were no comparable closings in the 2013 period, and in Colorado the increase was due to 23 closings with an average sales price in excess of $500,000 compared to 14 closings in the prior period.

Gross Margin
Homebuilding gross margins decreased to 20.9% for the year ended December 31, 2014 from 22.2% in the 2013 period. Relative to the Company's previously established segments, the two segments contributing the most revenue and gross margin dollars during the year ended December 31, 2014 were California and Nevada, which also had the largest change in vintage mix year-over-year, with each having less than a third of their closings at projects we owned at the time we reset basis in conjunction with fresh start accounting in February 2012. In addition, a number of the closings occurring in those segments were located within master planned communities which typically have a lower margin and include some form of profit participation. Finally, with the application of purchase accounting related to the acquisition of our Washington and Oregon segments, gross margins were impacted by 110 basis points.
For the comparison of the year ended December 31, 2014 and the year ended December 31, 2013, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 25.2% for the 2014 period compared to 29.7% for the 2013 period. The decrease was primarily a result of the non-purchase accounting related changes for homebuilding gross margins described previously.
Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with its competitors, who also break out and adjust gross margins in a similar fashion. For comparative purposes purchase accounting is the net adjustment in basis related to the acquisition of our Colorado, Washington and Oregon operating segments. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Year Ended December 31,
	2014	2013
	(dollars in thousands)
Home sales revenue	$857,025	$521,310
Cost of home sales	677,531	405,496
Homebuilding gross margin	179,494	115,814
Homebuilding gross margin percentage	20.9%	22.2%
Add: Interest in cost of sales	26,510	31,853
Add: Purchase accounting adjustments	$9,979	$6,915
Adjusted homebuilding gross margin	$215,983	$154,582
Adjusted homebuilding gross margin percentage	25.2%	29.7%

Construction Services Revenue
Construction services revenue, which was all recorded in California, was $37.7 million during the year ended December 31, 2014, compared to $32.5 million for the year ended December 31, 2013. The increase is primarily due to an increase in revenue attributable to one project in Northern California with expanded activity in the current 2014 period when compared with the prior period.
Sales and Marketing Expense

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
California	$23,807	$12,338	$11,469	93%
Arizona	3,066	5,179	(2,113)	(41)%
Nevada	7,911	4,401	3,510	80%
Colorado	4,224	4,184	40	1%
Subtotal	39,008	26,102	12,906	49%
Washington	4,171	—	4,171	N/M
Oregon	2,724	—	2,724	N/M
Total	$45,903	$26,102	$19,801	76%
For the year ended December 31, 2014 and the year ended December 31, 2013, sales and marketing expense as a percentage of homebuilding revenue increased to 5.4% in the 2014 period from 5.0% in the 2013 period. This is primarily due to an increase in advertising expense to $12.1 million, or 1.4% of revenue in the 2014 period, from $5.6 million, or 1.1% of revenue in the 2013 period. The increase in total dollars is driven by an increase in community count. The increase in advertising expense as a percentage of revenue is due to lower absorption rates during the current year.

General and Administrative Expense

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars in thousands)
General and Administrative Expense
California	$13,357	$9,275	$4,082	44%
Arizona	3,211	2,951	260	9%
Nevada	4,273	3,577	696	19%
Colorado	3,619	2,627	992	38%
Corporate	26,465	22,340	4,125	18%
Subtotal	50,925	40,770	10,155	25%
Washington	2,430	—	2,430	N/M
Oregon	1,271	—	1,271	N/M
Total	$54,626	$40,770	$13,856	34%
General and administrative expense as a percentage of homebuilding revenues decreased to 6.4% for the year ended December 31, 2014 from 7.8% in the 2013 period. The decrease is driven by increased revenues, offset by an increase in salaries and benefits due to increased headcount in the 2014 period, to 585 as of December 31, 2014, from 350 at December 31, 2013.
Other Items
Combined other operating costs remained relatively consistent at $2.3 million for the year ended December 31, 2014, compared to $2.2 million for the year ended December 31, 2013.
Interest activity for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Interest incurred	$65,560	$31,875
Less: Interest capitalized	(65,560)	(29,273)
Interest expense, net of amounts capitalized	$—	$2,602
Cash paid for interest	$46,779	$29,769
The increase in interest incurred for the year ended December 31, 2014, compared to the interest incurred for the year ended December 31, 2013, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. Interest capitalized relative to the amount incurred was higher in the 2014 period due to higher qualifying assets in the 2014 period as compared to the 2013 period.
Provision for Income Taxes
During the year ended December 31, 2014 the Company recorded a provision for income taxes of $23.8 million, reflecting an effective tax rate of 30.4%, compared to a net benefit from income taxes for the year ended December 31, 2013 (net of a provision for income taxes) of $82.3 million. During 2013, the benefit primarily related to the Company's determination during the fourth quarter of 2013 that $95.6 million of deferred income tax assets that had previously been reserved were more likely than not (likelihood of greater than 50%) to be realized, resulting in the release of the valuation allowance against those deferred tax assets.
Net Income Attributable Noncontrolling Interest
Net income attributable to noncontrolling interest increased to $9.9 million during the year ended December 31, 2014, compared to income of $6.5 million for the year ended December 31, 2013. The increase is due to increased joint venture activity in 2014, with the formation of three joint ventures during the 2014 period. Units closed by our joint ventures increased to 118 during the year ended December 31, 2014, compared to 40 during the 2013 period.

Net Income (Loss) Attributable to William Lyon Homes
As a result of the preceding factors, net income attributable to William Lyon Homes for the years ended December 31, 2014 and 2013 was $44.6 million and $127.6 million, respectively.
Preferred Stock Dividends
The Company did not have preferred stock outstanding during the 2014 period. As such, the Company did not record any amounts for preferred stock dividends in the 2014 period compared to $1.5 million in the 2013 period. The Company’s preferred stock was converted to common stock in conjunction with the Company’s Initial Public Offering on May 21, 2013 and the related common stock recapitalization.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	December 31,
	2014	2013	Amount	%
Lots Owned
California	2,140	1,935	205	11%
Arizona	5,421	5,376	45	1%
Nevada	2,941	2,828	113	4%
Colorado	979	762	217	28%
Subtotal	11,481	10,901	580	5%
Washington	1,427	—	1,427	N/M
Oregon	1,195	—	1,195	N/M
Total	14,103	10,901	3,202	29%
Lots Controlled(1)
California	1,538	1,853	(315)	(17)%
Arizona	—	210	(210)	(100)%
Nevada	156	285	(129)	(45)%
Colorado	183	498	(315)	(63)%
Subtotal	1,877	2,846	(969)	(34)%
Washington	728	—	728	N/M
Oregon	834	—	834	N/M
Total	3,439	2,846	593	21%
Total Lots Owned and Controlled	17,542	13,747	3,795	28%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased 28% to 17,542 lots owned and controlled at December 31, 2014 from 13,747 lots at December 31, 2013. The increase is primarily attributable to the addition of the Washington and Oregon segments as a result of the acquisition of Polygon Northwest Homes on August 12, 2014. Net of closings, the Company acquired or otherwise gained control of 3,795 lots during the year ended December 31, 2014.

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
In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as Predecessor and the period from February 25, 2012 through December 31, 2012 as Successor. As such, the application of fresh start accounting as described in Note 1 of the “Notes to Consolidated Financial Statements” is reflected in the period from February 25, 2012 through December 31, 2012 and not the period from January 1, 2012 through February 24, 2012. The accounts reflected in the tables below, include gross margin percentage, sales and marketing expense, and general and administrative expense, are affected by the fresh start accounting. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting. These items are described period over period “on a combined basis”, which combines the predecessor and successor entities for the year ended December 31, 2012.

	Successor		Predecessor	Combined	Increase (Decrease)
		Period from	Period from
	Year Ended December 31,	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2013	2012	2012	2012	Amount	%
Number of Net New Home Orders
California	597	378	61	439	158	36%
Arizona	339	322	93	415	(76)	(18)%
Nevada	271	247	21	268	3	1%
Colorado	115	9	—	9	106	N/M
Total	1,322	956	175	1,131	191	17%
Cancellation Rate	17%			14%	3%
The 17% increase in the number of net new home orders is driven by the 36% improvement in California, and full year activity from our Colorado segment, offset by a decrease in Arizona. In Arizona, new home orders per sales location were exceptionally high during the 2012 period at 138.3, and have returned to a more normalized rate of 56.5 during the 2013 period, or approximately one sale per week. Cancellation rates during the 2013 period increased to 17% from 14% during the 2012 period.

	Successor
	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Average Number of Sales Locations
California	9	9	—	—%
Arizona	6	3	3	100%
Nevada	6	6	—	—%
Colorado	4	—	4	N/M
Total average	25	18	7	39%

The average number of sales locations for the Company increased to 25 locations for the year ended December 31, 2013 compared to 18 for the year ended December 31, 2012, including an average of four sales locations in our Colorado segment. The average number of sales locations in California remained consistent in the 2013 period compared to the 2012 period, while Arizona increased by three sales locations and Nevada remained consistent between periods. During the year ended December 2013, the Company opened 21 new sales locations, closed-out 12, and ended the year with 32 sales locations. As of December 31, 2012, the Colorado segment had five sales locations, however no amount is reflected in the table above as there were only operations from December 7, 2012 (date of acquisition) through December 31, 2012.

	Successor
	December 31,		Increase (Decrease)
	2013	2012	Amount	%
Backlog (units)
California	206	60	146	243%
Arizona	63	172	(109)	(63)%
Nevada	72	92	(20)	(22)%
Colorado	27	82	(55)	(67)%
Total	368	406	(38)	(9)%
The Company’s backlog at December 31, 2013 decreased 9% from 406 units at December 31, 2012 to 368 units at December 31, 2013. The decrease was driven by a 43% increase in the number of homes delivered during the year, and an increase in new home orders of 17%.

	Successor
	December 31,		Increase (Decrease)
	2013	2012	Amount	%
		(dollars in thousands)
Backlog (dollars)
California	$131,174	$24,588	$106,586	433%
Arizona	17,676	37,287	(19,611)	(53)%
Nevada	37,514	20,487	17,027	83%
Colorado	13,159	33,087	(19,928)	(60)%
Total	$199,523	$115,449	$84,074	73%
The dollar amount of backlog of homes sold but not closed as of December 31, 2013 was $199.5 million, up 73% from $115.4 million as of December 31, 2012. The increase in the dollar amount of backlog reflects an increase in average sales prices for new home orders. The Company experienced an increase of 91% in the average sales price of homes in backlog to $542,200 as of December 31, 2013 compared to $284,400 as of December 31, 2012. The increase is driven by a higher concentration of units in our backlog in our California region, which generally carry higher average selling prices than units in other regions. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period. The increase in dollar amount is slightly offset by a decrease in the number of units in the backlog, down 9% as of December 31, 2013 to 368 units from 406 at December 31, 2012.
In California, the dollar amount of backlog increased 433% to $131.2 million as of December 31, 2013 from $24.6 million as of December 31, 2012, which is attributable to a 243% increase in the number of homes in backlog in California to 206 homes as of December 31, 2013 compared to 60 homes as of December 31, 2012, driven by an 36% increase in net new home orders to 597 for the year ended December 31, 2013 compared to 378 homes for the year ended December 31, 2012, and a 55% increase in the average sales price of homes in backlog to $636,800 as of December 31, 2013 compared to $409,800 as of December 31, 2012.
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

	Successor		Predecessor	Combined	Increase (Decrease)
		Period from	Period from
	Year Ended December 31,	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2013	2012	2012	2012	Amount	%
Number of Homes Closed
California	451	398	28	426	25	6%
Arizona	448	291	27	318	130	41%
Nevada	291	181	12	193	98	51%
Colorado	170	13	—	13	157	1,208%
Total	1,360	883	67	950	410	43%

During the year ended December 31, 2013, the number of homes closed increased 43% to 1,360 in the 2013 period from 950 in the 2012 period. There was a 51% increase in Nevada to 291 homes closed in the 2013 period compared to 193 homes closed in the 2012 period, a 41% increase in homes closed in Arizona to 448 in the 2013 period from 318 in the 2012 period, and a 6% increase in homes closed in California to 451 in the 2013 period compared to 426 in the 2012 period. Colorado closed 157 more homes during the 2013 period than the 2012 period as a result of the inclusion of a full year of operations in the Company's results.

	Successor		Predecessor	Combined	Increase (Decrease)
		Period from	Period from
	Year Ended December 31,	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2013	2012	2012	2012	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$262,489	$153,878	$9,890	$163,768	$98,721	60%
Arizona	110,397	47,989	4,316	52,305	58,092	111%
Nevada	78,148	37,307	2,481	39,788	38,360	96%
Colorado	70,276	5,436	—	5,436	64,840	1,193%
Total	$521,310	$244,610	$16,687	$261,297	$260,013	100%
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

	Successor		Predecessor	Combined	Increase (Decrease)
		Period from	Period from
	Year Ended December 31	February 25 through December 31,	January 1 through February 24,	Year Ended December 31,
	2013	2012	2012	2012	Amount	%
Average Sales Price of Homes Closed
California	$582,000	$386,600	$353,200	$384,400	$197,600	51%
Arizona	246,400	164,900	159,900	164,500	81,900	50%
Nevada	268,500	206,100	206,800	206,200	62,300	30%
Colorado	413,400	418,200	—	418,200	(4,800)	(1)%
Total average	$383,300	$277,000	$249,100	$275,100	$108,200	39%

The average sales price of homes closed for the 2013 period increased primarily due to increasing price points, as well as product mix of our actively selling projects to projects available to our "move up" buyers, particularly in California and Arizona. In the California segment, the overall increase is primarily attributable to 67 closings in two communities that opened during 2013 with an average sales price of over $1.0 million. In the Arizona segment the average sales price of homes closed was positively impacted by a shift in product mix with the opening of two projects classified as first move-up. On a same store basis, the average sales price of homes closed for the 2013 period was $328,100, a 14% increase over $287,600 in the 2012 period.

Gross Margin
For comparison of the Successor entity for the year ended December 31, 2013, and the Successor entity from February 25, 2012 through December 31, 2012, homebuilding gross margin increased 530 basis points, to 22.2% in the 2013 period from 16.9% in the 2012 period. The increase in gross margins is primarily due to a shift to higher margin products across the Company, particularly in our California segment, along with a significant increase in pricing at our existing locations. On a same store basis, the average sales price of homes closed increased to $328,100 during the 2013 period compared to $287,600 during the 2012 period. These increase are offset by slightly lower margins from our Colorado segment, as upon acquisition in December 2012, the Company recorded inventory at fair value which created lower margins as compared to the other segments.
For comparison of the Successor entity for the year ended December 31, 2013, and the Predecessor entity from January 1, 2012 through February 24, 2012, homebuilding gross margin increased 970 basis points, to 22.2% in the 2013 period from 12.5% in the 2012 period. The increase in gross margins is primarily due to a shift to higher margin products across the Company, particularly in our California segment, along with a significant increase in pricing at our existing locations. On a same store basis, the average sales price of homes closed increased to $333,500 during the 2013 period compared to $279,600 during the 2012 period.
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

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	(dollars in thousands)
Home sales revenue	$521,310	$244,610	$16,687
Cost of home sales	405,496	203,203	14,598
Homebuilding gross margin	115,814	41,407	2,089
Homebuilding gross margin percentage	22.2%	16.9%
Add: Interest in cost of sales	31,853	22,728	1,360
Add: Purchase accounting adjustments	6,915	547	—
Adjusted homebuilding gross margin	$154,582	$64,682	$3,449
Adjusted homebuilding gross margin percentage	29.7%	26.4%	20.7%

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
Sales and Marketing Expense

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	(dollars in thousands)
Sales and Marketing Expense
Homebuilding
California	$12,338	$8,528	$1,405
Arizona	5,179	2,805	260
Nevada	4,401	2,291	279
Colorado	4,184	304	—
Total	$26,102	$13,928	$1,944
For the comparison of the Successor entity for the year ended December 31, 2013 and the Successor entity for the period from February 25, 2012 through December 31, 2012, sales and marketing expense as a percentage of homebuilding revenue decreased to 5.0% in the 2013 period from 5.7% in the 2012 period, reflecting the impact of higher housing revenues in the current period. This is primarily attributable to a decrease in commission expense as a percentage of homes sales revenue to 2.8% in the 2013 period compared to 3.7% in the 2012 period.
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

General and Administrative Expense

	Successor		Predecessor
	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	(dollars in thousands)
General and Administrative Expense
Homebuilding
California	$9,275	$4,638	$929
Arizona	2,951	2,102	318
Nevada	3,577	2,114	357
Colorado	2,627	235	—
Corporate	22,340	17,006	1,698
Total	$40,770	$26,095	$3,302
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
Reorganization Items
During the year ended December 31, 2013, the Company incurred $0.5 million in reorganization costs compared to $2.5 million during the period from February 25, 2012 through December 31, 2012 for legal and professional fees. During the period from January 1, 2012 through February 24, 2012, the Company recorded reorganization items of $233.5 million which primarily consisted of a gain of approximately $298.8 million resulting from cancellation of debt. The overall gain was partially offset by approximately $49.3 million in adjustments related to plan implementation and fresh start adjustments, approximately $7.8 million in professional fees, and approximately $8.3 million of debt financing cost write-off associated with or resulting from the reorganization and restructuring of the business.
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

•
Improvement of the housing market evidenced by the fact that home sales and prices have steadily trended upwards in all of our markets and homebuyer confidence had increased with reports of falling unemployment and historically low interest rates. We had eight consecutive quarters of period over period growth in net new home orders, home closings and the dollar value of backlog through December 31, 2013;

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

Taking all of the foregoing information into account, the Company's analysis demonstrated that even if the Company were unable to generate the level of sales activity and pre-tax income that it generated during 2013, the Company would continue to generate sufficient taxable income in future periods to realize the majority of its deferred tax assets. In order to realize the deferred tax asset, the minimum amount of taxable income the Company must generate is the Company’s annual limitation under IRC §382 of $3.6 million during the 20 year carryforward period allowed under tax law. The Company's analysis projects annual taxable income in excess of this amount for the foreseeable future. This fact, coupled with other positive evidence described above, significantly outweighed the negative evidence and based on this analysis management concluded, in accordance with ASC 740, that it was more likely than not that the majority of its deferred tax assets as of December 31, 2013 would be realized. In order to realize the Company’s annual limitation of $3.6 million during the 20 year carryforward period allowed under tax law, the Company may incur a tax liability with respect to such income.
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
The preferred stock dividends were $1.5 million in the 2013 period compared to $2.7 million in the 2012 period. The decrease in 2013 is attributed to approximately five months of dividends, from January 2013 through the Company's initial public offering on May 21, 2013, upon which all of the Company's convertible preferred stock was converted into Class A common stock, as compared to approximately ten months of dividends in the 2012 Successor period.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	Successor		Increase (Decrease)
	December 31,
	2013	2012	Amount	%
Lots Owned
California	1,935	1,373	562	41%
Arizona	5,376	6,082	(706)	(12)%
Nevada	2,828	2,884	(56)	(2)%
Colorado	762	254	508	200%
Total	10,901	10,593	308	3%
Lots Controlled(1)
California	1,853	770	1,083	141%
Arizona	210	—	210	—%
Nevada	285	—	285	—%
Colorado	498	479	19	4%
Total	2,846	1,249	1,597	128%
Total Lots Owned and Controlled	13,747	11,842	1,905	16%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled increased 16% to 13,747 lots owned and controlled at December 31, 2013 from 11,842 lots at December 31, 2012. The increase is primarily attributable to significant land acquisition to increase lot count in core markets in order to support continued growth. Most notably during the year ended December 31, 2013, the Company had a net increase of 562 lots owned in the California segment, and 508 lots owned in the Colorado segment.

Financial Condition and Liquidity
Throughout 2014 the U.S. housing market has continued to improve on the momentum experienced during 2013 and continues to improve from the cyclical low points reached during the 2008—2009 national recession. In 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and excellent housing affordability. Historically, strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends such as population growth and household formation, falling mortgage rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. Many markets across the U.S. are exhibiting most of these positive characteristics.
In the year ended December 31, 2014, the Company delivered 1,753 homes, with an average selling price of approximately $488,900, and recognized home sales revenues and total revenues of $857.0 million and $896.7 million, respectively. The Company has experienced significant operating momentum since the beginning of 2013, during which time a variety of key housing, employment and other related economic statistics in our markets have increasingly demonstrated signs of recovery. This rebound in market conditions, when combined with the Company’s disciplined operating strategy, has resulted in twelve consecutive quarters of year-over-year improvement in certain key financial metrics, including new home orders and dollar value of backlog.
In the year ended December 31, 2014, net new home orders increased 27% to 1,677 in the 2014 period from 1,322 in the 2013 period, while home closings increased 29% to 1,753 in the 2014 period from 1,360 in the 2013 period. On a consolidated basis, the cancellation rate increased to 18% in the 2014 period compared to 17% in the 2013 period. Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage decreased to 20.9% and 25.2%, respectively, for the year ended December 31, 2014, as compared to 22.2% and 29.7%, respectively, for the year ended December 31, 2013.
As of December 31, 2014, the Company is selling homes in 56 communities and had a consolidated backlog of 478 sold but unclosed homes, with an associated sales value of $260.1 million, representing a 30% increase in both units and dollars, respectively, as compared to the backlog at December 31, 2013. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience positions the Company to capitalize on meaningful growth as the U.S. housing market continues to rebound.

Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which is a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of the residential homebuilding business of Polygon Northwest, or the Polygon Acquisition. Since the IPO, and prior to the Polygon Acquisition as discussed below, the Company has raised approximately $355.0 million in the debt markets, which has provided capital for growth, investing in land and ongoing operations.
In addition, the Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the year ended December 31, 2014, before land acquisitions, the Company generated cash from operations of $186.6 million. Including cash consumed by land acquisitions of $347.2 million, the Company had cash used in operations of $160.2 million during the year ended December 31, 2014. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below.

Acquisition of Polygon Northwest Homes
On August 12, 2014, the Company completed the Polygon Acquisition for an aggregate cash purchase price of $520.0 million, an additional approximately $28.0 million at closing pursuant to initial working capital adjustments, plus an additional $4.3 million of consideration in accordance with the terms of the purchase agreement. The Company financed the Polygon Acquisition with a combination of proceeds from its issuance of $300 million in aggregate principal amount of 7.00% senior notes due 2022, proceeds from the Senior Unsecured Facility, and cash on hand including approximately $100 million of aggregate proceeds from several separate land banking arrangements with respect to land parcels located in California, Washington and Oregon, and including parcels acquired in the Polygon Acquisition, and $120 million of borrowings under a new one-year Senior Unsecured Facility, which was subsequently paid off in full using proceeds from the November 2014 tangible equity units offering, as described below.

Tangible Equity Units
On November 21, 2014, in order to pay down amounts borrowed under the Senior Unsecured Facility entered into in conjunction with the Polygon Acquisition the Company completed its public offering and sale of 1,000,000 6.50% tangible equity units, or TEUs, sold for a stated amount of $100 per Unit, featuring a 17.5% conversion premium.  On December 3, 2014, the Company sold an additional 150,000 TEUs pursuant to an over-allotment option granted to the underwriters. Each TEU is a unit composed of two parts:

•a prepaid stock purchase contract (a “purchase contract”); and
•a senior subordinated amortizing note (an “amortizing note”)

Unless settled earlier at the holder’s option, each purchase contract will automatically settle on December 1, 2017, or the mandatory settlement date, and the Company will deliver not more than 5.2247 shares of Class A Common Stock and not less than 4.4465 shares of Class A Common Stock on the settlement date, subject to adjustment, based upon the applicable settlement rate and applicable market value of Class A Common Stock.
Each amortizing note will have an initial principal amount of $18.01, bear interest at the annual rate of 5.50% and have a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes will pay equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which will be $1.8056 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal.
Each Unit may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital.

The Company used the net proceeds from the offering of the TEUs to pay down approximately $111.2 million of outstanding debt under its Senior Unsecured Facility.
Senior Unsecured Facility
On August 12, 2014, the Company entered into a senior unsecured loan facility, or the Senior Unsecured Facility, pursuant to which the Company borrowed $120 million in order to pay a portion of the purchase price for the Polygon Acquisition. The Company repaid the borrowings on this facility during December 2014, at which time all obligations of the Company under the facility had been paid in full and the facility remained of no further force and effect.

7.00% Senior Notes due 2022
On August 11, 2014, WLH PNW Finance Corp., or the Escrow Issuer, completed its private placement with registration rights of 7.00% Senior Notes due 2022, or the 7.00% Notes, in an aggregate principal amount of $300 million. The 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Polygon Acquisition, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the 7.00% Notes and the related indenture by operation of law, or the Escrow Merger. Following the Escrow Merger, California Lyon is the obligor under the 7.00% Notes.
As of December 31, 2014, the outstanding amount of the 7.00% Notes was $300 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its offering of 5.75% Senior Notes due 2019, or the 5.75% Notes, in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of December 31, 2014, the outstanding amount of the 5.75% Notes was $150.0 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below, and $300 million in aggregate principal amount of 7.00% Notes, as described above. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
On October 24, 2013, California Lyon completed the sale to certain purchasers of an additional $100.0 million in aggregate principal amount of its New Notes at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, in a private placement, resulting in net proceeds of approximately $104.7 million including the premium on issuance.
As of December 31, 2014 the outstanding principal amount of the New Notes was $425 million. The New Notes bear interest at an annual rate of 8.5% per annum. Interest is payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013, and mature on November 15, 2020. The New Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The New Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including California Lyon's 5.75% Notes, and 7.00% Notes, each as described above. The New Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2014.

Revolving Lines of Credit
On August 7, 2013, California Lyon and the Company entered into a credit agreement providing for a revolving credit facility of up to $100 million, or the Revolver. The Revolver will mature on August 5, 2016, unless terminated earlier pursuant to the terms of the Revolver. The Revolver contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $125 million under certain circumstances, as well as a sublimit of $50 million for letters of credit. The Revolver contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries.
The Revolver contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitment and permit the lenders to accelerate payment on outstanding borrowings and require cash collateralization of letters of credit, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. If a change in control of the Company occurs, the lenders may terminate the commitment and require that California Lyon repay outstanding borrowings under the Revolver and cash collateralize letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Revolver currently accrues at an annual rate of 0.50%.
On July 3, 2014, California Lyon and the lenders party thereto entered into an amendment to the Revolver, which amendment, among other changes, incorporated a minimum borrowing base availability of $50.0 million and increased the maximum leverage ratio from 60% to 75% for the first four quarters following the Polygon Acquisition.
Borrowings under the Revolver, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of December 31, 2014, the Revolver was undrawn, other than a letter of credit for $4.0 million, reducing the amount available under the Revolver.
Construction Notes Payable

Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of December 31, 2014 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
November, 2014	$24.0	$11.9	November 2015	3.75%	(3)
November, 2014	22.0	11.1	November 2017	3.75%	(3)
March, 2014	26.0	4.3	October, 2016	3.15%	(1)
December, 2013	18.6	11.4	January, 2016	4.25%	(1)
June, 2013	28.0	—	June, 2016	4.00%	(2)
	$72.6	$38.7
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at the prime rate +0.5%, with a rate floor of 4.0%.
(3) Loan bears interest at the prime rate +0.5%
Net Debt to Total Capital
The Company’s ratio of net debt to total capital was 59.8% and 39.7% as of December 31, 2014 and 2013, respectively. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by total capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	December 31,
	2014	2013
	(dollars in thousands)
Notes payable and Senior Notes	$940,101	$469,355
Total equity	597,146	450,794
Total capital	$1,537,247	$920,149
Ratio of debt to total capital	61.2%	51.0%
Notes payable and Senior Notes	$940,101	$469,355
Less: Cash and cash equivalents and restricted cash	(53,275)	(172,526)
Net debt	886,826	296,829
Total equity	597,146	450,794
Total capital	$1,483,972	$747,623
Ratio of net debt to total capital	59.8%	39.7%
Land Banking Arrangements
The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company employs a method from time to time in the ordinary course of business whereby it transfers the Company’s right in such purchase agreements to entities owned by third parties, or land banking arrangements. These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit existing deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings.
The Company participated in one land banking arrangement, which is not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). The remaining lots under this land banking agreement were purchased by the Company during April 2014. No further obligations remain under the agreement. Under the provisions of ASC 470, the Company had determined it was economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company had recorded the remaining purchase price of the land of $13.0 million which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheets as of December 31, 2013, and represented the remaining net cash to be paid on the remaining land takedowns.
Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	December 31,	December 31,
	2014	2013
Total number of land banking projects	—	1
Total number of lots	—	610
Total purchase price	$—	$161,465
Balance of lots still under option and not purchased:
Number of lots	—	65
Purchase price	$—	$12,960
Forfeited deposits if lots are not purchased	$—	$9,210

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
During the year ended December 31, 2014, the Company acquired a non-controlling interest in an unconsolidated mortgage joint venture as a result of the Polygon Acquisition, and had made an initial investment in a second non-controlling interest in an unconsolidated mortgage joint venture. As of December 31, 2013, the Company had no investment in and advances to unconsolidated joint ventures.
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

Cash Flows — Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
For the comparison of the year ended December 31, 2014 and the year ended December 31, 2013, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to a use of $160.2 million in the 2014 period from $174.5 million in the 2013 period. The change was the result of (i) an decrease in net income to $54.5 million in the 2014 period from $135.6 million in the 2013 period, (ii) an increase in accounts payable in the 2014 period of $34.1 million compared to a decrease of $1.6 million in the 2013 period due to the timing of payments, and (iii) an increase in net changes in deferred tax assets of $7.8 million in the 2014 period from a decrease of $95.6 million in the 2013 period. These amounts were partially offset by (iv) a net increase in real estate inventories-owned of $278.0 million in the 2014 period primarily driven by $347.2 million of land acquisitions, compared to $234.1 million in the 2013 period.

•
Net cash used in investing activities increased to a use of $494.6 million in the 2014 period from $3.8 million in the 2013. The change was primarily a result of net cash paid in the 2014 period of $492.4 million related to the acquisition of Polygon Northwest Homes, with no comparable amount in the 2013 period.

•
Net cash provided by financing activities increased to $535.9 million in the 2014 period from $278.9 million in the 2013 period. The change was primarily as a result of (i) proceeds from the issuance of $300.0 million of 7% senior notes during the 2014 period with no comparable amount in the 2013 period, (ii) proceeds from issuance of 5 3/4% Senior notes of $150.0 million in the 2014 period, with no comparable amount in the 2013 period, and (iii) proceeds from the issuance of TEUs of $111.4 million in the 2014 period for which there was no comparable amount in the 2013 period, offset by (iv) proceeds from the issuance of common stock during the 2013 period of $179.4 million with no comparable amount in the 2014 period, and (v) proceeds from the issuance of $106.5 million of 8 1/2% Senior notes in the 2013 period for which there was no comparable amount in the 2014 period.

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

•
Net cash used in investing activities decreased to a use of $3.8 million in the 2013 period compared to a use of $33.5 million in the 2012 period. The change was primarily a result of (i) net cash paid in the 2012 period of $33.2 million related to the acquisition of our Colorado segment, with no comparable amount in the 2013 period, and (ii) purchases of property, plant, and equipment of $3.8 million in the 2013 period compared to $0.3 million in the 2012 period.

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

•
Net cash provided by financing activities increased to a source of $278.9 million in the 2013 period from $77.8 million in the 2012 period. The increase was primarily as a result of (i) proceeds from issuance of common stock of $179.4 million, less offering costs of $15.8 million, in the 2013 period related to the Company's initial public offering, with no comparable amount in the 2012 period, (ii) proceeds from issuance of 8½% Senior Notes of $106.5 million in the 2013 period with no comparable amount in the 2012 period and (iii) proceeds from borrowings on notes payable of $73.6 million in the 2013 period with no comparable amount in the 2012 period. These increases were partially offset by (i) principal payments on notes payable of $65.0 million in the 2013 period compared to $0.6 million in the 2012 period (ii) proceeds from preferred stock of $50.0 million in the 2012 period with no comparable amount in the 2013 period, (iii) proceeds from reorganization of $31.0 million in the 2012 period with no comparable amount in the 2013 period, and (iv)payment of deferred loan costs of $4.1 million in the 2013 period compared to $2.5 million in the 2012 period.

Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 4 and 16 of “Notes to Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 16 of “Notes to Consolidated Financial Statements.”
The Company’s contractual obligations consisted of the following at December 31, 2014 (in thousands):

	Payments due by period
	Total(1)	Less than 1 year (2015)	1-3 years (2016-2018)	3-5 years (2018-2019)	More than 5 years
Notes Payable	$39,235	$547	$38,688	$—	$—
Notes Payable interest	3,247	1,493	1,754	—	—
Subordinated Amortizing Notes	20,717	6,651	14,066	—	—
Subordinated Amortizing Notes interest	1,916	1,032	884	—	—
Senior Notes	875,000	—	—	—	875,000
Senior Notes interest	425,453	16,437	131,500	131,500	146,016
Operating leases	10,679	2,185	3,516	2,854	2,124
Surety bonds	98,970	78,334	20,621	15	—
Purchase obligations:
Land purchases and option commitments(2)	448,985	251,814	192,190	4,981	—
Project commitments(3)	106,957	74,870	32,087	—	—
Total	$2,031,159	$433,363	$435,306	$139,350	$1,023,140

(1)
The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2014 and is calculated to the stated maturity date.

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
Fresh Start Accounting
As required by U.S. GAAP, in connection with our emergence from the Chapter 11 Cases, we adopted the fresh start accounting provisions of ASC 852, reorganizations, effective February 24, 2012. Under ASC 852, reorganizations, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring. The reorganization value is allocated to the respective fair value of assets. The excess reorganization value over the fair value of the identified tangible and intangible assets is recorded as goodwill. Liabilities, other than deferred taxes, are stated at the present value of amounts expected to be paid. Fair values of assets and liabilities represent our best estimates based on our appraisals and valuations. Where the foregoing were not available, industry data and trends or references to relevant market rates and transactions were used. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Moreover, the market value of our capital stock may differ materially from the fresh start equity valuation.
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
Under FASB ASC Topic 360, when indicators of impairment are present the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development on the project. During the year ended December 31, 2014, no indicators of impairment were noted by the Company.
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
The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. For the years ended December 31, 2014 and 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012 there were no impairment charges recorded. During the year ended December 31, 2014, no indicators of impairment were noted by the Company.
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
As of December 31, 2014 and 2013, the Company had 6 and 3 joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2014 and 2013, the Company was not required to consolidate any VIEs nor did the Company write-off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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
As of December 31, 2012, the Company had generated significant deferred tax assets through its operations, but as a result of the Company's ongoing assessments had determined that it was not more likely than not that the Company would be able to utilize these assets. As a result, the Company had recorded a full valuation allowance against the $200.0 million deferred tax asset balance. During the quarter ended December 31, 2013, the Company determined that it would be able to utilize $95.6 million of its deferred tax assets, and recognized an income tax benefit in its results of operations in this amount. This conclusion was based upon the recent operating results of the Company, most notably three consecutive quarters of net income, reduced interest expense as a result of the 2012 restructure, and eight consecutive quarters of period over period growth in net new home orders, home closings, and dollar value of backlog, in addition to continued improving conditions in the single family home market. As of December 31, 2014, the Company maintained a valuation allowance of $1.6 million against a portion of its deferred tax assets. The Company will continue to assess the realizability of it deferred tax assets, and to the extent that it is more likely than not that it will be able to utilize these assets will be able to reduce the recorded valuation allowance and recognize additional income tax benefits, thereby reducing the Company's effective tax rate. Conversely, should the Company recognize significant operating losses in the future, it may determine that it is no longer more likely than not that the Company will utilize its deferred tax assets, and may record future valuation allowances.

Related Party Transactions
See Note 11 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2014 for a description of the Company’s transactions with related parties.
Recent Events
None.
Recently Issued Accounting Standards
See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2014 of $38.7 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2014 was 3.25%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $0.4 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of December 31, 2014 (dollars in thousands):

	Year ended December 31,							Fair Value at December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$547	$—	$20,717	$—	$150,000	$725,000	$896,264	$933,674
Interest rate	4.0% to 7.0%	—	5.5%	—	5.75%	7.0% to 8.5%
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2014. The Company does not enter into or hold derivatives for trading or speculative purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired Polygon Northwest Homes during the year ended December 31, 2014. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2014, internal control over financial reporting associated with Polygon Northwest Homes total assets of $482 million and total revenues of $132 million. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Management's assessment of internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its attestion report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
William Lyon Homes:

We have audited William Lyon Homes’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). William Lyon Homes’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, William Lyon Homes maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
William Lyon Homes acquired Polygon Northwest Homes (Polygon) during the year ended December 31, 2014, and management excluded from its assessment of the effectiveness of William Lyon Homes’ internal control over financial reporting as of December 31, 2014, Polygon’s internal control over financial reporting associated with total assets of $482 million and total revenues of $132 million included in the consolidated financial statements of William Lyon Homes and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of William Lyon Homes also excluded an evaluation of the internal control over financial reporting of Polygon.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of William Lyon Homes and subsidiaries as of December 31, 2014 and 2013 (Successor), and the related consolidated statements of operations, equity (deficit), and cash flows for each of the years ended December 31, 2014 and 2013 (Successor), and the periods from January 1, 2012 through February 24, 2012 (Predecessor), and February 25, 2012 through December 31, 2012 (Successor), and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Irvine, California
March 12, 2015

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed by the Company with the U.S. Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2014 (the "Proxy Statement"). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Page
Financial Statements as of December 31, 2014 and 2013 (Successor), and for the years ended December 31, 2014 and 2013 (Successor), the period from February 25, 2012 through December 31, 2012 (Successor), and the period from January 1, 2012 through February 24, 2012 (Predecessor).

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-10
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

Exhibit Number	Description
4.3
Indenture (including form of 5.75% Senior Notes due 2019), dated March 31, 2014, among William Lyon Homes, Inc., William Lyon Homes, certain of William Lyon Homes' subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 1, 2014).

4.4
Indenture (including form of 7.00% Senior Notes due 2022), dated August 11, 2014, among WLH PNW Finance Corp., the guarantors from time to time party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed August 13, 2014).

4.5
Second Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 8.5% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed August 13, 2014).

4.6
First Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 5.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed August 13, 2014).

4.7
First Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., William Lyon Homes, the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed August 13, 2014).

4.8
Second Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.6 of the Company's Form 8-K filed August 13, 2014).

4.9
Indenture, dated November 21, 2014, between William Lyon Homes and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K filed with the SEC on November 21, 2014).

4.10
First Supplemental Indenture (including form of 5.50% Senior Subordinated Amortizing Notes due December 1, 2017), dated November 21, 2014, between William Lyon Homes and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to William Lyon Homes’ Current Report on Form 8-K filed with the SEC on November 21, 2014).

4.11
Purchase Contract Agreement (including form of unit and form of prepaid stock purchase contract), dated November 21, 2014, among William Lyon Homes, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as purchase contract agent and as attorney-in-fact for the holders from time to time as provided therein (incorporated by reference to Exhibit 4.3 to William Lyon Homes’ Current Report on Form 8-K filed with the SEC on November 21, 2014).

10.1
Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.2	The Presley Companies Non-Qualified Retirement Plan for Outside Directors (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 2002).

10.3
Aircraft Purchase and Sale Agreement dated as of September 3, 2009, by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.4
Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation payable to William Lyon Homes, Inc., a California corporation (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

Exhibit Number	Description

10.5
Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009 (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.6
Form of Class A Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.7
Class B Common Stock and Warrant Purchase Agreement, dated as of February 25, 2012, by and between William Lyon Homes and the Purchaser (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.8
Warrant to Purchase Shares of Class B Common Stock of William Lyon Homes, dated as of February 25, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.9
Class B Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.10
Form of Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.11†
Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and General William Lyon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.12†
Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.13†	William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.14†
William Lyon Homes 2012 Equity Incentive Plan form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.15†
William Lyon Homes 2012 Equity Incentive Plan form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.16†	Form of Employment Agreement, dated September 1, 2012 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.17
Class A Common Stock and Convertible Preferred Stock Subscription Agreement, dated October 12, 2012, by and between William Lyon Homes and WLH Recovery Acquisition LLC (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

Exhibit Number	Description
10.18
Amendment of and Joinder to Class A Common Stock Registration Rights Agreement, dated October 12, 2012, by and between WLH Recovery Acquisition LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.19
Amendment of and Joinder to Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement, dated October 12, 2012, by and between WLH Recovery Acquisition LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.20†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.21†	Revised Form of Employment Agreement, dated April 1, 2013 (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.22†
Amendment to Employment Agreement, dated March 6, 2013, by and between William Lyon Homes, Inc., and Matthew R. Zaist (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.23	Amendment No. 1 to Warrant to Purchase Shares of Class B Common Stock (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.24	Form of indemnification agreement (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.25†
Amendment No. 1 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.23(a) to the Company’s Form S-1 Registration Statement filed May 6, 2013 (File No. 333-187819)).

10.26
Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.27†
Amendment No. 2 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8 Registration Statement filed August 12, 2013 (File No. 333-190571)).

10.28†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to Exhibit 10.42 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.29†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.43 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.30†
William Lyon Homes 2012 Equity Incentive Plan Form of Stock Option Agreement. (incorporated by reference to Exhibit 10.44 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

Exhibit Number	Description
10.31†
William Lyon Homes 2012 Equity Incentive Plan Form of Amendment No. 1 to Stock Option Agreement (Five-Year Options). (incorporated by reference to Exhibit 10.45 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.32
Bridge Loan Agreement, dated as of August 12, 2014, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, the Lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed August 13, 2014).

10.33
Amendment No. 1 to Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on November 12, 2014)..

10.34†
Amendment No. 1 to Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and General William Lyon (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 31, 2014).

10.35†
Amendment No. 1 to Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 31, 2014).

12.1+
Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2014 and 2013, the Period from January 1, 2012 through February 24, 2012, the Period from February 25, 2012 through December 31, 2012, and for the Years Ended December 31, 2011 and 2010.

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 12th day of March, 2015.

WILLIAM LYON HOMES,
a Delaware corporation

By:	/s/ William H. Lyon
William H. Lyon
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William H. Lyon William H. Lyon	Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2015

/s/ Colin T. Severn Colin T. Severn	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015

/s/ General William Lyon General William Lyon	Executive Chairman, Director	March 12, 2015

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 12, 2015

/s/ Michael Barr Michael Barr	Director	March 12, 2015

/s/ Gary H. Hunt Gary H. Hunt	Director	March 12, 2015

/s/ Matthew R. Niemann Matthew R. Niemann	Director	March 12, 2015

/s/ Nathaniel Redleaf Nathaniel Redleaf	Director	March 12, 2015

/s/ Lynn Carlson Schell Lynn Carlson Schell	Director	March 12, 2015

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements as of December 31, 2014 and 2013 (Successor), and for the years ended December 31, 2014 and 2013 (Successor), the period from February 25, 2012 through December 31, 2012 (Successor), and the period from January 1, 2012 through February 24, 2012 (Predecessor).

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
William Lyon Homes:

We have audited the accompanying consolidated balance sheets of William Lyon Homes and subsidiaries (the Company) as of December 31, 2014 and 2013 (Successor), and the related consolidated statements of operations, equity (deficit) and cash flows for each of the years ended December 31, 2014 and 2013 (Successor) and the periods from January 1, 2012 through February 24, 2012 (Predecessor) and February 25, 2012 through December 31, 2012 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of William Lyon Homes and subsidiaries as of December 31, 2014 and 2013 (Successor) and the results of their operations and their cash flows for each of the years ended December 31, 2014 and 2013 (Successor) and the periods from January 1, 2012 through February 24, 2012 (Predecessor) and February 25, 2012 through December 31, 2012 (Successor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), William Lyon Homes’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Irvine, California
March 12, 2015

WILLIAM LYON HOMES
CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents — Note 1	$52,771	$171,672
Restricted cash — Note 1	504	854
Receivables	21,250	16,459
Escrow proceeds receivable	2,915	4,380
Real estate inventories — Note 6
Owned	1,404,639	671,790
Not owned	—	12,960
Deferred loan costs, net	15,988	9,575
Goodwill — Note 7	60,887	14,209
Intangibles, net of accumulated amortization of $9,420 and $7,611 and as of December 31, 2014 and 2013, respectively — Note 8	7,657	2,766
Deferred income taxes, net valuation allowance of $1,626 and $3,959 at December 31, 2014 and 2013 respectively — Note 12	88,039	95,580
Other assets, net	19,777	10,166
Total assets	$1,674,427	$1,010,411
LIABILITIES AND EQUITY
Accounts payable	$51,814	$17,099
Accrued expenses	85,366	60,203
Liabilities from inventories not owned — Note 16	—	12,960
Notes payable — Note 9	39,235	38,060
Subordinated amortizing note due December 1, 2017 — Note 9	20,717	—
5 3/4% Senior Notes due April 15, 2019 — Note 9	150,000	—
8 1/2% Senior notes due November 15, 2020 — Note 9	430,149	431,295
7% Senior Notes due August 15, 2022 — Note 9	300,000	—
	1,077,281	559,617
Commitments and contingencies — Note 16
Equity:
William Lyon Homes stockholders’ equity — Note 14
Preferred stock, par value $0.01 per share; 10,000,000 authorized and no shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,073,438 and 27,622,283 shares issued, 27,487,257 and 27,216,813 shares outstanding at December 31, 2014 and 2013, respectively	281	276
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at December 31, 2014 and 2013, respectively	38	38
Additional paid-in capital	408,969	311,863
Retained earnings	160,627	116,002
Total William Lyon Homes stockholders’ equity	569,915	428,179
Noncontrolling interests — Note 4	27,231	22,615
Total equity	597,146	450,794
Total liabilities and equity	$1,674,427	$1,010,411
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)

	Successor			Predecessor
	Year Ended December 31,		Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	2014	2013
Operating revenue
Home sales	$857,025	$521,310	$244,610	$16,687
Lots, land and other sales	1,926	18,692	104,325	—
Construction services — Note 1	37,728	32,533	23,825	8,883
	896,679	572,535	372,760	25,570
Operating costs
Cost of sales — homes	(677,531)	(405,496)	(203,203)	(14,598)
Cost of sales — lots, land and other	(1,529)	(14,692)	(94,786)	—
Construction services — Note 1	(30,700)	(25,598)	(21,416)	(8,223)
Sales and marketing	(45,903)	(26,102)	(13,928)	(1,944)
General and administrative	(54,626)	(40,770)	(26,095)	(3,302)
Transaction expenses	(5,832)	—	—	—
Amortization of intangible assets — Note 8	(1,814)	(1,854)	(5,757)	—
Other	(2,319)	(2,166)	(2,909)	(187)
	(820,254)	(516,678)	(368,094)	(28,254)
Operating income (loss)	76,425	55,857	4,666	(2,684)
Loss on extinguishment of debt — Note 9	—	—	(1,392)	—
Interest expense, net of amounts capitalized — Note 1	—	(2,602)	(9,127)	(2,507)
Other income, net	1,898	510	1,528	230
Income (loss) before reorganization items and (provision) benefit from income taxes	78,323	53,765	(4,325)	(4,961)
Reorganization items, net — Note 3	—	(464)	(2,525)	233,458
Income (loss) before (provision) benefit for income taxes	78,323	53,301	(6,850)	228,497
(Provision) benefit for income taxes — Note 12	(23,797)	82,302	(11)	—
Net income (loss)	54,526	135,603	(6,861)	228,497
Less: Net income attributable to noncontrolling interests	(9,901)	(6,471)	(1,998)	(114)
Net income (loss) attributable to William Lyon Homes	44,625	129,132	(8,859)	228,383
Preferred stock dividends	—	(1,528)	(2,743)	—
Net income (loss) available to common stockholders	$44,625	$127,604	$(11,602)	$228,383
Income (loss) per common share:
Basic	$1.41	$5.16	$(0.93)	$228,383
Diluted	$1.34	$4.95	$(0.93)	$228,383
Weighted average common shares outstanding:
Basic	31,753,110	24,736,841	12,489,435	1,000
Diluted	33,236,343	25,796,197	12,489,435	1,000
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	William Lyon Homes Stockholders				Non- Controlling Interest	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount
Balance — December 31, 2011 (Predecessor)	1	$—	$48,867	$(228,383)	$9,646	$(169,870)
Cash contributions from members of consolidated entities	—	—	—	—	1,825	1,825
Cash distributions to members of consolidated entities	—	—	—	—	(1,897)	(1,897)
Net (loss) income	—	—	—	(7,201)	114	(7,087)
Balance — February 24, 2012 (Predecessor)	1	—	48,867	(235,584)	9,688	(177,029)
Cancellation of predecessor common stock	(1)	—	—	—	—	—
Plan of reorganization and fresh start valuation adjustments	—	—	—	186,717	(1,588)	185,129
Elimination of predecessor accumulated deficit	—	—	(48,867)	48,867	—	—
Balance — February 24, 2012 (Predecessor)	—	—	—	—	8,100	8,100
Issuance of new common stock in connection with emergence from Chapter 11	11,196	112	44,003	—	—	44,115
Balance — February 24, 2012 (Successor)	11,196	112	44,003	—	8,100	52,215
Net (loss) income	—	—	—	(8,859)	1,998	(6,861)
Cash contributions from members of consolidated entities	—	—	—	—	15,313	15,313
Cash distributions to members of consolidated entities	—	—	—	—	(16,004)	(16,004)
Issuance of common stock	3,059	31	26,469	—	—	26,500
Issuance of restricted stock	303	3	(3)	—	—	—
Stock based compensation	—	—	3,699	—	—	3,699
Preferred stock dividends	—	—	—	(2,743)	—	(2,743)
Balance — December 31, 2012 (Successor)	14,558	146	74,168	(11,602)	9,407	72,119
Net income	—	—	—	129,132	6,471	135,603
Cash contributions from members of consolidated entities	—	—	—	—	37,184	37,184
Cash distributions to members of consolidated entities	—	—	—	—	(30,447)	(30,447)
Conversion of redeemable preferred stock to Class A common stock	9,334	93	70,293	—	—	70,386
Issuance of common stock, net of offering costs	7,178	72	163,612	—	—	163,684
Issuance of restricted stock	366	3	(3)	—	—	—
Stock based compensation	—	—	3,793	—	—	3,793
Preferred stock dividends	—	—	—	(1,528)	—	(1,528)
Balance — December 31, 2013 (Successor)	31,436	314	311,863	116,002	22,615	450,794
Net income	—	—	—	44,625	9,901	54,526
Cash contributions from members of consolidated entities	—	—	—	—	22,041	22,041
Cash distributions to members of consolidated entities	—	—	—	—	(27,326)	(27,326)
Exercise of stock options	158	1	284	—	—	285
Offering costs related to secondary sale of common stock	—	—	(105)	—	—	(105)
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(99)	—	(1,774)	—	—	(1,774)

Stock based compensation	392	4	6,110	—	—	6,114
Excess income tax benefit from stock based awards	—	—	1,866	—	—	1,866
Issuance of TEUs net of offering costs	—	—	90,725	—	—	90,725
Balance - December 31, 2014 (Successor)	31,887	$319	$408,969	$160,627	$27,231	$597,146
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31,		Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	2014	2013
Operating activities
Net income (loss)	$54,526	$135,603	$(6,861)	$228,497
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,874	3,795	6,631	586
Stock based compensation expense	6,114	3,793	3,699	—
Equity in income of unconsolidated joint ventures	(555)	—	—	—
Loss on sale of fixed asset	—	4	—	—
Reorganization items:
Cancellation of debt	—	—	—	(298,831)
Plan implementation and fresh start adjustments	—	—	—	49,302
Write-off of deferred loan costs	—	—	—	8,258
Loss on extinguishment of debt	—	—	1,104	—
Net change in deferred income taxes	7,812	(95,580)
Net changes in operating assets and liabilities, net of impact of Acquisition of Polygon Northwest Homes:
Restricted cash	350	(1)	(1)	—
Receivables	(4,554)	(6,050)	(2,924)	941
Escrow proceeds receivable	1,465	—	—	—
Real estate inventories — owned	(277,997)	(234,127)	30,256	(7,047)
Real estate inventories — not owned	12,960	26,069	7,129	1,250
Other assets	(5,588)	1,069	605	206
Accounts payable	34,103	(1,636)	7,706	4,618
Accrued expenses	21,290	18,596	9,778	(3,851)
Liabilities from real estate inventories not owned	(12,960)	(26,069)	(7,129)	(1,250)
Net cash (used in) provided by operating activities	(160,160)	(174,534)	49,993	(17,321)
Investing activities
Investment in and advances to unconsolidated joint ventures	(500)	—	—	—
Distributions from unconsolidated joint ventures	353	—	—	—
Cash paid for acquisitions, net	(492,418)	—	(33,201)	—
Purchases of property and equipment	(2,078)	(3,754)	(312)	—
Net cash used in investing activities	(494,643)	(3,754)	(33,513)	—

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31,		Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	2014	2013
Financing activities
Proceeds from borrowings on notes payable	95,227	73,610	13,248	—
Principal payments on notes payable	(96,465)	(65,037)	(73,676)	(616)
Proceeds from issuance of 5 3/4% Senior Notes	150,000	—	—	—
Proceeds from issuance of 7% Senior Notes	300,000	—	—	—
Proceeds from issuance of bridge loan	120,000	—	—	—
Payments on bridge loan	(120,000)	—	—	—
Proceeds from borrowings on revolver	20,000	—	—	—
Payments on revolver	(20,000)	—	—	—
Issuance of TEUs - Purchase Contracts	94,284	—	—	—
Offering costs related to TEUs	(3,830)	—	—	—
Issuance of TEUs - Amortizing notes	20,717	—	—	—
Proceeds from issuance of 8 1/2% Senior Notes	—	106,500	325,000	—
Principal payments on Senior Secured Term Loan	—	—	(235,000)	—
Principal payments on Senior Subordinated Secured Notes	—	—	(75,916)	—
Proceeds from reorganization	—	—	—	30,971
Proceeds from issuance of convertible preferred stock	—	—	14,000	50,000
Proceeds from stock options exercised	285	—	—	—
Proceeds from issuance of common stock	—	179,438	16,000	—
Offering costs related to issuance of common stock	(105)	(15,753)	—	—
Purchase of common stock	(1,774)	—	—	—
Excess income tax benefit from stock based awards	1,866	—	—	—
Proceeds from debtor in possession financing	—	—	—	5,000
Principal payment of debtor in possession financing	—	—	—	(5,000)
Payment of deferred loan costs	(19,018)	(4,060)	(7,181)	(2,491)
Payment of preferred stock dividends	—	(2,550)	(1,721)	—
Noncontrolling interest contributions	22,041	37,184	15,313	1,825
Noncontrolling interest distributions	(27,326)	(30,447)	(16,004)	(1,897)
Net cash provided by (used in) financing activities	535,902	278,885	(25,937)	77,792
Net (decrease) increase in cash and cash equivalents	(118,901)	100,597	(9,457)	60,471
Cash and cash equivalents — beginning of period	171,672	71,075	80,532	20,061
Cash and cash equivalents — end of period	$52,771	$171,672	$71,075	$80,532
Supplemental disclosures:
Cash paid for taxes	$25,392	$9,300	$—	$—
Cash paid for professional fees relating to the reorganization	$—	$464	$3,228	$7,813
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$70,386	$—	$—

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31,		Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	2014	2013
Issuance of common stock related to land acquisition	$—	$—	$10,500	$—
Land contributed in lieu of cash for common stock	$—	$—	$—	$4,029
Accretion of payable in kind dividends on convertible preferred stock	$—	$—	$860	$—
Preferred stock dividends, accrued	$—	$—	$162	$—
Notes payable issued in conjunction with land acquisitions	$2,413	$16,238	$—	$—
Liabilities assumed as part of cash acquisition of Polygon Northwest Homes	$4,574	$—	$—	$—

See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Significant Accounting Policies
Operations
William Lyon Homes, a Delaware corporation (“Parent” and together with its subsidiaries, the “Company”), are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, Nevada, Colorado (under the Village Homes brand), Washington and Oregon (together, under the Polygon Northwest Homes brand).
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
In connection with the initial public offering, Parent completed a common stock recapitalization which included a 1-for-8.25 reverse stock split of its Class A Common Stock (the “Class A Reverse Split”), the conversion of all outstanding shares of Parent’s Class C Common Stock, Class D Common Stock and Convertible Preferred Stock into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split was retroactively applied to the Consolidated Statements of Operations for the period from February 25, 2012 through December 31, 2012, and the Consolidated Statements of Equity (Deficit), presented herein. Upon completion of the initial public offering, Parent had 27,146,036 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options and restricted shares that have been granted but were unvested, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase additional shares of Class B Common Stock. The warrant was amended to extend the term from 5 years to 10 years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements.
Emergence from Chapter 11 and Fresh Start Accounting
On December 19, 2011, Parent and certain of its direct and indirect wholly-owned subsidiaries filed voluntary petitions, under chapter 11 of Title 11 of the United States Code, as amended (the “Chapter 11 Petitions”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to seek approval of the Prepackaged Joint Plan of Reorganization (the “Plan”) of the Company and certain of its subsidiaries. The Chapter 11 Petitions were jointly administered under the caption In re William Lyon Homes, et al., Case No. 11-14019 (the “Chapter 11 Cases”). The sole purpose of the Chapter 11 Cases was to restructure the Company’s debt obligations and strengthen its balance sheet. On February 10, 2012, the Bankruptcy Court confirmed the Plan.
As required by U.S. GAAP, effective as of February 24, 2012, we adopted fresh start accounting following the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations”. Fresh start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to February 25, 2012 are not comparable to consolidated financial statements presented on or after February 25, 2012. References to the “Successor” in the consolidated financial statements and the notes thereto refer to the Company after giving effect to the reorganization and application of ASC 852. References to the “Predecessor” refer to the Company prior to the reorganization and application of ASC 852.
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2014 and 2013 and revenues and expenses for the years ended December 31, 2014 and December 31, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, valuation of deferred tax assets, and the fair value of assets acquired and liabilities assumed in connection with acquisition accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures and other entities which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 4). The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one to one and one quarter percent of the sales price of its homes, or a set amount per home closed depending on operating segment, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the year ended December 31, 2014, the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012 are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012

Warranty liability, beginning of period	$14,935	$14,317	$14,000	$14,314
Warranty provision during period	9,601	5,641	2,877	272
Warranty payments during period	(7,409)	(5,676)	(3,216)	(845)
Warranty charges related to construction services projects	1,028	653	656	114
Fresh start adjustment	—	—	—	145
Warranty liability, end of period	$18,155	$14,935	$14,317	$14,000
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 9, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the year ended December 31, 2014, the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012 are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012

Interest incurred	$65,560	$31,875	$30,526	$7,145
Less: Interest capitalized	(65,560)	(29,273)	(21,399)	(4,638)
Interest expense, net of amounts capitalized	$—	$2,602	$9,127	$2,507
Cash paid for interest	$46,779	$29,769	$26,560	$8,924
Construction Services
The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.
The Company entered into construction management agreements to build, sell and market homes in certain communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. For the years ended December 31, 2014 and 2013, the Company recorded additional compensation of $3.9 million and $4.2 million, respectively. The Company did not record any addional compensation during 2012.
Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash investments, receivables, escrow proceeds receivable, our indebtedness, and deposits. The Company typically places its cash investments in investment grade short-term instruments. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers. The Company is an issuer of, or subject

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in more detail in Note 16.
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2014 and 2013. The Company monitors the cash balances in its operating accounts; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain other contractual arrangements in the normal course of business.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs and are amortized to interest expense using the straight line method which approximates the effective interest method.
Goodwill
In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill is tested for impairment on an annual basis, or more frequently if events or circumstances indicate that goodwill may be impaired. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the fair value. The Company has determined that we have six reporting segments, as discussed in Note 7, and will perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.
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
Income Taxes
Income taxes are accounted for under the provisions of Financial Accounting Standards Board ASC 740, Income Taxes, using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. ASC 740 prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not” to be sustained upon examination by taxing authorities. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision.
Comprehensive Income or Loss
The Company had no other transactions or activity, other than net income or loss, that would be considered as part of comprehensive income or loss.

Impact of Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. The Company has not yet selected a transition method, and is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on our consolidated financial statements

Reclassifications
Certain balances on the financial statements and certain amounts presented in the notes have been reclassified in order to conform to current year presentation.
Note 2—Acquisition of Polygon Northwest Homes

On August 12, 2014 ("Acquisition date"), the Company completed its acquisition of the residential homebuilding business of PNW Home Builders, L.L.C. (“PNW Parent”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated June 22, 2014 among William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent ("California Lyon"), PNW Parent, PNW Home Builders North, L.L.C., PNW Home Builders South, L.L.C. and Crescent Ventures, L.L.C. Prior to such completion, California Lyon assigned its interests in the Purchase Agreement to Polygon WLH LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of California Lyon (“Polygon WLH”). Pursuant to the Purchase Agreement, Polygon WLH acquired, for cash, all of the membership interests of the underlying limited liability companies and certain service companies and other assets that comprised the residential homebuilding operations of PNW Parent (such operations being referred herein as "Polygon Northwest Homes") and which conducts business as Polygon Northwest Company (“Polygon”), for an aggregate cash purchase price of $520.0 million, an additional approximately $28.0 million at closing pursuant to initial working capital adjustments, plus an additional $4.3 million of consideration in accordance with the terms of the Purchase Agreement (the “Acquisition”). The acquired entities now operate as two new segments of the Company under the Polygon name, one in Washington, with a core market of Seattle, and the other in Oregon, with a core market of Portland.
The Company financed the Acquisition with a combination of proceeds from its issuance of $300 million in aggregate principal amount of 7.00% senior notes due 2022, cash on hand including approximately $100 million of aggregate proceeds from several separate land banking arrangements with respect to land parcels located in California, Washington and Oregon,

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and including parcels acquired in the Acquisition, and $120 million of borrowings under a new one-year senior unsecured loan facility, which was repaid during the fourth quarter of 2014 with proceeds from the Company's Tangible Equity Unit offering (see Notes 9 and 14), as well as cash on hand.
As a result of the Acquisition, the entities comprising the business of Polygon Northwest Homes became wholly-owned direct or indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the Acquisition date. For the period from August 12, 2014 through December 31, 2014, operating revenue and income before provision for income taxes from Polygon Northwest Homes operations, were $132.3 million and $12.0 million, respectively.
The Acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities of Polygon Northwest Homes at their estimated fair values, with the excess allocated to Goodwill, as shown below. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $46.7 million of goodwill resulting from the Acquisition will be tax deductible. Goodwill will be allocated to the Washington and Oregon operating segments (see Note 7). A reconciliation of the consideration transferred as of the acquisition date is as follows:

Purchase consideration	$552,252
Net proceeds received from Polygon inventory involved in land banking transactions	(59,834)
$492,418

As of December 31, 2014 the Company had not completed its final allocation of the fair value of the net assets of Polygon Northwest Homes, as the Company is waiting for additional information to finalize valuation of real estate inventories, intangible assets, goodwill and tax related matters, which is expected to be completed during 2015. As such, the estimates used as of December 31, 2014 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Assets Acquired
Real estate inventories	$441,069
Goodwill	46,678
Intangible asset - brand name	6,700
Joint venture in mortgage business	2,000
Other	545
Total Assets	$496,992

Liabilities Assumed
Accounts payable	$603
Accrued expenses	3,971
Total liabilities	4,574
Net assets acquired	$492,418
The Company determined the preliminary fair value of real estate inventories on a project level basis using a combination of discounted cash flow models, and market comparable land transactions, where available. These methods are significantly impacted by estimates relating to i) expected selling prices, ii) anticipated sales pace, iii) cost to complete estimates, iv) highest and best use of projects prior to acquisition, and v) comparable land values. These estimates were developed and used at the individual project level, and may vary significantly between projects. Homes in backlog as of the acquisition date were included as a component of the valuation of real estate inventories.
The acquisition date fair value of the intangible asset relating to brand name was estimated using a discounted cashflow method. This asset is deemed to have an indefinite life. Additionally, the Company acquired a non-controlling

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in a joint venture mortgage business. The fair value of this investment was estimated using the discounted cash flow method, which was significantly impacted by estimated cash flow streams and income of the joint venture, and has been ascribed an indefinite life.
The acquisition date fair value of other assets, accounts payable, and accrued expenses were determined to be at historical value due to the short-term nature of these liabilities.
The Company recorded $5.8 million in acquisition related costs for the year ended December 31, 2014, which is included in the Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805.
Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the years ended December 31, 2014 and 2013 as if the Acquisition had been completed as of January 1, 2013 (amounts in thousands, except per share data):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating revenues	$1,048.6	$864.4
Net income available to common stockholders	$53.4	$141.1
Income per share - basic	$1.68	$5.70
Income per share - diluted	$1.61	$5.47
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

Note 3—Reorganization Items
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

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012

Cancellation of debt	$—	$—	$—	$298,831
Plan implementation and fresh start valuation adjustments	—	—	—	(49,302)
Professional fees	—	(464)	(2,525)	(7,813)
Write-off of old notes deferred loan costs	—	—	—	(8,258)
Total reorganization items, net	$—	$(464)	$(2,525)	$233,458

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Variable Interest Entities and Noncontrolling Interests
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
Joint Ventures
As of December 31, 2014 and 2013, the Company had six and three joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
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
During the year ended December 31, 2014, the Company formed three joint ventures, and during the year ended December 31, 2013, the Company formed two joint ventures, for the purpose of land development and homebuilding activities. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, as based on the division of income and loss per the joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of December 31, 2014 and December 31, 2013.
As of December 31, 2014, the assets of the consolidated VIEs totaled $88.1 million, of which $3.3 million was cash and $81.3 million was real estate inventories. The liabilities of the consolidated VIEs totaled $45.0 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2013, the assets of the consolidated VIEs totaled $66.4 million, of which $4.7 million was cash and $56.8 million was real estate inventories. The liabilities of the consolidated VIEs totaled $27.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 5—Segment Information
The Company operates one principal homebuilding business. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. As a result of the Acquisition of Polygon Northwest Homes and the establishment of a distinct operating division to serve the Inland Empire market in Southern California during the year ended December 31, 2014, the Company reorganized its business into six reporting segments during the year ended December 31, 2014, from the existing five segments at December 31, 2013. Southern California and Northern California were aggregated with the Inland Empire division, and the newly acquired Washington and Oregon segments were established. As such, in accordance with the aggregation criteria defined by FASB ASC Topic 280, Segment Reporting (“ASC 280”), the Company’s homebuilding operating segments have been grouped into six reportable segments:
California, consisting of operating divisions in i) Southern California, consisting of operations in Orange, Los Angeles, and San Diego counties; ii) Northern California, consisting of operations in Alameda, Contra Costa, San Joaquin, and Santa Clara counties; and iii) Inland Empire, consisting of operations in Riverside and San Bernardino counties.
Arizona, consisting of operations in the Phoenix, Arizona metropolitan area.
Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area.
Colorado, consisting of operations in the Denver, Fort Collins and Granby, Colorado markets.
Washington, consisting of operations in the Seattle, Washington metropolitan area.
Oregon, consisting of operations in the Portland, Oregon metropolitan area.
Corporate develops and implements strategic initiatives and supports the Company’s operating segments by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources. All prior periods have been restated to reflect the Company's current segment reporting structure.
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012

Operating revenue:
California (1)	$536,908	$295,022	$271,303	$18,773
Arizona	59,195	129,089	58,714	4,316
Nevada	121,815	78,148	37,307	2,481
Colorado	46,460	70,276	5,436	—
Washington	65,886	—	—	—
Oregon	66,415	—	—	—
Total operating revenue	$896,679	$572,535	$372,760	$25,570

(1) Operating revenue in the California segment includes construction services revenue.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012

Income (loss) before (provision) benefit for income taxes:
California	$84,379	$50,052	$19,524	$(12,936)
Arizona	6,112	17,861	2,073	9,928
Nevada	9,925	9,180	(1,146)	(1,738)
Colorado	(271)	736	130	—
Washington	6,483	—	—	—
Oregon	5,498	—	—	—
Corporate	(33,803)	(24,528)	(27,431)	233,243
Income (loss) before (provision) benefit from income taxes	$78,323	$53,301	$(6,850)	$228,497

	Successor
	December 31,
	2014	2013
Total assets:
California	$572,900	$419,668
Arizona	179,529	157,892
Nevada	135,358	85,695
Colorado	131,085	60,233
Washington	281,456	—
Oregon	200,761	—
Corporate (1)	173,338	286,923
Total assets	$1,674,427	$1,010,411

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred loan costs, deferred income taxes, and other assets.
Note 6—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	Successor
	December 31,
	2014	2013
Real estate inventories owned:
Land deposits	$65,873	$46,632
Land and land under development	1,057,860	458,437
Homes completed and under construction	225,496	144,736
Model homes	55,410	21,985
Total	$1,404,639	$671,790
Real estate inventories not owned: (1)
Other land options contracts — land banking arrangement	$—	$12,960

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Represents the consolidation of a land banking arrangement which does not obligate the Company to purchase the lots, however, based on certain factors, the Company has determined it is economically compelled to purchase the lots in the land banking arrangement, which has been consolidated. Amounts are net of deposits.

The Company accounts for its real estate inventories under ASC 360, which requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets.

As of February 24, 2012, the Company made fair value adjustments to inventory in accordance with fresh start accounting. During the year ended December 31, 2014, the year ended December 31, 2013, and the period from February 25, 2012 through December 31, 2012, the Company did not record any impairments.
Note 7—Goodwill
As of December 31, 2014 and 2013, the Company had Goodwill of $60.9 million and $14.2 million, respectively. $14.2 million at December 31, 2014 and 2013, respectively represents the excess of enterprise value upon emergence from bankruptcy over the fair value of net tangible and identifiable intangible assets as of February 24, 2012. During the year ended December 31, 2014, the Company recorded $46.7 million of Goodwill in relation to the acquisition of Polygon Northwest Homes (refer to Note 2 for further details relating to the acquisition of Polygon Northwest Homes).
Goodwill by operating segment as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013
California	$6,801	$6,801
Arizona	5,951	5,951
Nevada	1,457	1,457
Washington	26,485	—
Oregon	20,193	—
Total goodwill	$60,887	$14,209
Note 8—Intangibles
The carrying value and accumulated amortization of intangible assets at December 31, 2014 and December 31, 2013, by major intangible asset category, is as follows (in thousands):

	December 31, 2014			December 31, 2013
	Carrying Value	Accumulated Amortization	Net Carrying Amount	Carrying Value	Accumulated Amortization	Net Carrying Amount
Construction management contracts	$4,640	$(3,683)	$957	$4,640	$(2,274)	$2,366
Homes in backlog	4,937	(4,937)	—	4,937	(4,937)	—
Joint venture management fee contracts	800	(800)	—	800	(400)	400
Brand Name - Polygon Northwest Homes	$6,700	$—	$6,700	$—	$—	$—
Total intangibles	$17,077	$(9,420)	$7,657	$10,377	$(7,611)	$2,766
During the year ended December 31, 2014, the Company recorded an indefinite lived intangible asset relating to the Polygon Northwest Homes brand name. See Note 2 for further information. The Company evaluates indefinite lived intangible assets at least annually, or more frequently if events or circumstances exist that may indicate that the asset is impaired or that its life is finite.
Amortization expense related to intangible assets for the year ended December 31, 2014, the year ended December 31, 2013, and the period from February 25, 2012 through December 31, 2012 was $1.8 million, $1.9 million and $5.8 million, respectively. There was no amortization expense related to intangible assets for the period from January 1, 2012 through

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 24, 2012 or prior, since intangible assets of $9.5 million were recorded in conjunction with fresh start accounting and intangible assets of $6.7 million and $0.9 million were recorded in conjunction with the purchase of Polygon Northwest Homes on August 12, 2014 and Village Homes on December 7, 2012, respectively.
The Company estimates that its future amortization expense related to intangible assets will be $1.0 million, and that it will be recorded entirely during 2015. The weighted average remaining useful life of the Company's amortizing intangible assets as of December 31, 2014 is 6 months.
Note 9—Senior Notes, Secured, and Subordinated Indebtedness
The Company's senior notes, secured, and subordinated indebtedness consists of the following (in thousands):

	December 31,
	2014	2013
Notes payable
Construction notes payable	$38,688	$24,198
Seller financing	547	13,862
Total notes payable	$39,235	$38,060

Senior unsecured facility	—	—

Subordinated amortizing notes	20,717	—

Senior notes
5 3/4% Senior Notes due April 15, 2019	150,000	—
8 1/2% Senior notes due November 15, 2020	430,149	431,295
7% Senior Notes due August 15, 2022	300,000	—

Total Debt	$940,101	$469,355
The maturities of the Company's Notes payable, Senior unsecured credit facility, Subordinated amortizing notes, 5 3/4% Senior Notes, 8 1/2% Senior Notes, and 7% Senior Notes are as follows as of December 31, 2014 (in thousands):

Year Ended December 31,
2015	$547
2016	15,716
2017	43,689
2018	—
2019	150,000
Thereafter	725,000
$934,952
Maturities above exclude premium of $5,149 as of December 31, 2014.

Notes Payable
Revolving Lines of Credit
On August 7, 2013, William Lyon Homes, Inc. ("California Lyon"), and Parent entered into a credit agreement providing for a revolving credit facility of up to $100 million (the “Revolver”). The Revolver will mature on August 5, 2016, unless

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terminated earlier pursuant to the terms of the Revolver. The Revolver contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $125 million under certain circumstances, as well as a sublimit of $50 million for letters of credit. The Revolver contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The total amount available under the Revolver is subject to a borrowing base calculation. On July 3, 2014, California Lyon and the lender parties thereto entered into an amendment to the Revolver, which incorporated a minimum borrowing base availability of $50.0 million and increased the maximum leverage ratio from 60% to 75% for the first four quarters following the Acquisition, among other changes.
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
Borrowings under the Revolver, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of December 31, 2014, the Revolver was undrawn, other than a letter of credit for $4.0 million, which reduces the amount available under the Revolver.
Construction Notes Payable

Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of December 31, 2014 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
November, 2014	$24.0	$11.9	November, 2017	3.75%	(3)
November, 2014	22.0	11.1	November, 2017	3.75%	(3)
March, 2014	26.0	4.3	October, 2016	3.15%	(1)
December, 2013	18.6	11.4	January, 2016	4.25%	(1)
June, 2013	28.0	—	June, 2016	4.00%	(2)
	$72.6	$38.7
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at the prime rate +0.5%, with a rate floor of 4.0%.
(3) Loan bears interest at the prime rate +0.5%
Seller Financing
At December 31, 2014, the Company had $0.5 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $0.4 million as of December 31, 2014, bears interest at 7% per annum, is secured by the underlying land, and matures in May 2015. The second land acquisition note bears interest at 4% per annum, has a balance of $0.1 million as of December 31, 2014 and matures in January 2015.

Senior Unsecured Facility
On August 12, 2014, the Company entered into a senior unsecured loan facility (the “Senior Unsecured Facility”), pursuant to which the Company borrowed $120 million in order to pay a portion of the purchase price for the Acquisition (the “Senior Unsecured Loan”). The Senior Unsecured Loan bore interest at an annual rate equal to a Eurodollar rate (subject to a minimum “floor” of 1.00%), plus an initial margin, which margin will increase by 0.50% every three months after August 12, 2014. The Senior Unsecured Facility was initially to mature on the one-year anniversary of August 12, 2014. The Company

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repaid the borrowings on this facility during December 2014, at which time all obligations of the Company under the facility had been paid in full and the facility remained of no further force and effect.

Subordinated Amortizing Notes
On November 21, 2014, in order to pay down amounts borrowed under the Senior Unsecured Facility entered into in conjunction with the acquisition of Polygon, the Company completed its public offering and sale of 1,000,000 6.50% tangible equity units (“TEUs”, or "Units"), sold for a stated amount of $100 per Unit, featuring a 17.5% conversion premium.  On December 3, 2014, the Company sold an additional 150,000 TEUs pursuant to an over-allotment option granted to the underwriters. Each TEU is a unit composed of two parts:

•	a prepaid stock purchase contract (a “purchase contract”); and

•	a senior subordinated amortizing note (an “amortizing note”).

Each amortizing note will have an initial principal amount of $18.01, bear interest at the annual rate of 5.50% and have a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes will pay equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which will be $1.8056 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal. The amortizing notes rank equally in right of payment to all of the Company's existing and future senior indebtedness, other than borrowings under the revolving credit facility and the Company's secured project level financing, which will be senior in right of payment to the obligations under the amortizing notes, in each case to the extent of the value of the assets securing such indebtedness.
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of December 31, 2014, the amortizing notes had an unamortized carrying value of $20.7 million.

5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its private placement with registration rights of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of December 31, 2014, the outstanding amount of the 5.75% Notes was $150.0 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, and $300 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
On or after April 15, 2016, California Lyon may redeem all or a portion of the 5.75% Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the period beginning on each of the dates indicated below:

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of December 31, 2014 and December 31, 2013, the outstanding principal amount of the New Notes and Additional Notes was $425 million (together, hereinafter the "New Notes"). The New Notes bear interest at an annual rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013, and mature on November 15, 2020. The New Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The New Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including California Lyon's 5.75% Notes, as described above, and 7.00% Notes, as described below. The New Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The New Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of December 31, 2014, the outstanding amount of the notes was $300 million. The notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2014.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of December 31, 2014 and 2013; consolidating statements of operations and cash flows for the years ended December 31, 2014 and 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
William Lyon Homes owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2014 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$48,462	$573	$3,736	$—	$52,771
Restricted cash	—	504	—	—	—	504
Receivables	—	16,783	878	3,589	—	21,250
Escrow proceeds receivable	—	613	2,302	—	—	2,915
Real estate inventories
Owned	—	755,748	554,170	94,721	—	1,404,639
Deferred loan costs	—	15,988	—	—	—	15,988
Goodwill	—	14,209	46,678	—	—	60,887
Intangibles	—	957	6,700	—	—	7,657
Deferred income taxes, net	—	88,039	—	—	—	88,039
Other assets	—	17,243	2,176	358	—	19,777
Investments in subsidiaries	569,915	(35,961)	(574,129)	—	40,175	—
Intercompany receivables	—	—	232,895	—	(232,895)	—
Total assets	$569,915	$922,585	$272,243	$102,404	$(192,720)	$1,674,427
LIABILITIES AND EQUITY
Accounts payable	$—	$28,792	$19,023	$3,999	$—	$51,814
Accrued expenses	—	76,664	8,610	92	—	85,366
Notes payable	—	384	162	38,689	—	39,235
Subordinated Notes	—	20,717	—	—		20,717
5 3/4% Senior Notes	—	150,000	—	—		150,000
8 1/2% Senior Notes	—	430,149	—	—	—	430,149
7% Senior Notes	—	300,000	—	—		300,000
Intercompany payables	—	164,541	—	68,354	(232,895)	—
Total liabilities	—	1,171,247	27,795	111,134	(232,895)	1,077,281
Equity
William Lyon Homes stockholders’ equity	569,915	(248,662)	244,448	(35,961)	40,175	569,915
Noncontrolling interests	—	—	—	27,231	—	27,231
Total liabilities and equity	$569,915	$922,585	$272,243	$102,404	$(192,720)	$1,674,427

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2014 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$524,990	$236,245	$97,716	$—	$858,951
Construction services	—	37,728	—	—	—	37,728
Management fees	—	(2,926)	—	—	2,926	—
	—	559,792	236,245	97,716	2,926	896,679
Operating costs
Cost of sales	—	(400,712)	(196,773)	(78,649)	(2,926)	(679,060)
Construction services	—	(30,700)	—	—	—	(30,700)
Sales and marketing	—	(27,418)	(14,186)	(4,299)	—	(45,903)
General and administrative	—	(47,353)	(7,271)	(2)	—	(54,626)
Transaction expenses	—	(5,832)	—	—	—	(5,832)
Amortization of intangible assets	—	(1,814)	—	—	—	(1,814)
Other	—	(3,685)	1,380	(14)	—	(2,319)
	—	(517,514)	(216,850)	(82,964)	(2,926)	(820,254)
Income from subsidiaries	44,625	11,575	—	—	(56,200)	—
Operating income	44,625	53,853	19,395	14,752	(56,200)	76,425
Other income (expense), net	—	2,883	(23)	(962)	—	1,898
Income before provision for income taxes	44,625	56,736	19,372	13,790	(56,200)	78,323
Provision for income taxes	—	(23,797)	—	—	—	(23,797)
Net income	44,625	32,939	19,372	13,790	(56,200)	54,526
Less: Net income attributable to noncontrolling interests	—	—	—	(9,901)	—	(9,901)
Net income available to common stockholders	$44,625	$32,939	$19,372	$3,889	$(56,200)	$44,625

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(97,110)	$369,750	$(510,806)	$(19,104)	$97,110	$(160,160)
Investing activities
Investment in joint ventures	—	—	(500)	—	—	(500)
Distributions from unconsolidated joint ventures	—	—	353	—	—	353
Cash paid for acquisitions, net	—	(439,040)	(53,378)	—	—	(492,418)
Purchases of property and equipment	—	(1,826)	(267)	15	—	(2,078)
Investments in subsidiaries	—	57,515	574,125	—	(631,640)	—
Net cash (used in) provided by investing activities	—	(383,351)	520,333	15	(631,640)	(494,643)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	95,227	—	95,227
Principal payments on notes payable	—	(11,898)	(4,012)	(80,555)	—	(96,465)
Proceeds from issuance of 5 3/4% Senior Notes	—	150,000	—	—	—	150,000
Proceeds from issurance of 7 % Senior Notes	—	300,000	—	—	—	300,000
Proceeds from issuance of bridge loan	—	120,000	—	—	—	120,000
Payments on bridge loan	—	(120,000)	—	—	—	(120,000)
Proceeds from borrowings on Revolver	—	20,000	—	—	—	20,000
Payments on Revolver	—	(20,000)	—	—	—	(20,000)
Issuance of TEUs - Purchase Contracts, net of offering costs	—	94,284	—	—	—	94,284
Offering costs related to issuance of TEUs	—	(3,830)	—	—	—	(3,830)
Issuance of TEUs - Subordinated amortizing notes	—	20,717	—	—	—	20,717
Proceeds from stock options exercised	—	285	—	—	—	285
Offering costs related to issuance of common stock	—	(105)	—	—	—	(105)
Purchase of common stock	—	(1,774)	—	—	—	(1,774)
Excess income tax benefit from stock based awards	—	1,866	—	—	—	1,866
Payments of deferred loan costs		(19,018)		—	—	(19,018)
Noncontrolling interest contributions	—	—	—	22,041	—	22,041
Noncontrolling interest distributions	—	—	—	(27,326)	—	(27,326)
Advances to affiliates	—	—	(99)	(49,825)	49,924	—
Intercompany receivables/payables	97,110	(634,980)	(4,871)	58,135	484,606	—
Net cash provided (used in) by financing activities	97,110	(104,453)	(8,982)	17,697	534,530	535,902
Net increase (decrease) in cash and cash equivalents	—	(118,054)	545	(1,392)	—	(118,901)
Cash and cash equivalents at beginning of period	—	166,516	28	5,128	—	171,672
Cash and cash equivalents at end of period	$—	$48,462	$573	$3,736	$—	$52,771

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(164,848)	$15,759	$(25,445)	$—	$(174,534)
Investing activities
Purchases of property and equipment	—	(3,651)	(104)	1	—	(3,754)
Investments in subsidiaries	—	35,574	—	—	(35,574)	—
Net cash provided by (used in) investing activities	—	31,923	(104)	1	(35,574)	(3,754)
Financing activities
Proceeds from borrowings on notes payable	—	18,969	1,762	52,879	—	73,610
Principal payments on notes payable	—	(30,735)	—	(34,302)	—	(65,037)
Proceeds from issurance of 8 1/2% Senior Notes	—	106,500	—	—	—	106,500
Proceeds from issuance of common stock	—	179,438	—	—	—	179,438
Offering costs related to issuance of common stock	—	(15,753)	—	—	—	(15,753)
Payment of deferred loan costs	—	(4,060)	—	—	—	(4,060)
Payment of preferred stock dividends	—	(2,550)	—	—	—	(2,550)
Noncontrolling interest contributions	—	—	—	37,184	—	37,184
Noncontrolling interest distributions	—	—	—	(30,447)	—	(30,447)
Advances to affiliates	—	—	362	(17,914)	17,552	—
Intercompany receivables/payables	—	(21,744)	(17,816)	21,538	18,022	—
Net cash provided (used in) by financing activities	—	230,065	(15,692)	28,938	35,574	278,885
Net increase (decrease) in cash and cash equivalents	—	97,140	(37)	3,494	—	100,597
Cash and cash equivalents at beginning of period	—	69,376	65	1,634	—	71,075
Cash and cash equivalents at end of period	$—	$166,516	$28	$5,128	$—	$171,672

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Period from February 25, 2012 through
December 31, 2012 (Successor)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(72,014)	$3,579	$118,428	$—	$49,993
Investing activities
Cash paid for acquisitions, net	—	(33,201)	—	—	—	(33,201)
Purchases of property and equipment	—	(271)	(20)	(21)	—	(312)
Investments in subsidiaries	—	(84,828)	—	—	84,828	—
Net cash used in investing activities	—	(118,300)	(20)	(21)	84,828	(33,513)
Financing activities
Proceeds from borrowings on notes payable	—	7,809	—	5,439	—	13,248
Principal payments on notes payable	—	(3,994)	—	(69,682)	—	(73,676)
Proceeds from issurance of 8 1/2% Senior Notes	—	325,000	—	—	—	325,000
Principal payments on Senior Secured Term Loan	—	(235,000)	—	—	—	(235,000)
Principal payments on Senior Subordinated Secured Notes	—	(75,916)	—	—	—	(75,916)
Proceeds from issuance of convertible preferred stock	—	14,000	—	—	—	14,000
Proceeds from issuance of common stock	—	16,000	—	—	—	16,000
Payment of deferred loan costs	—	(7,181)	—	—	—	(7,181)
Payment of preferred stock dividends	—	(1,721)	—	—	—	(1,721)
Noncontrolling interest contributions	—	—	—	15,313	—	15,313
Noncontrolling interest distributions	—	—	—	(16,004)	—	(16,004)
Advances to affiliates	—	—	3	78,817	(78,820)	—
Intercompany receivables/payables	—	144,535	(3,549)	(134,978)	(6,008)	—
Net cash provided (used in) by financing activities	—	183,532	(3,546)	(121,095)	(84,828)	(25,937)
Net increase (decrease) in cash and cash equivalents	—	(6,782)	13	(2,688)	—	(9,457)
Cash and cash equivalents at beginning of period	—	76,158	52	4,322	—	80,532
Cash and cash equivalents at end of period	$—	$69,376	$65	$1,634	$—	$71,075

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, (“ASC 820”) the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2014 and 2013, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes Payable—The carrying amount is a reasonable estimate of fair value of the notes payable because market rates are unchanged and/or the outstanding balance is expected to be repaid within one year.

•
Subordinated Amortizing Notes—The carrying amount is a reasonable estimate of fair value of the Subordinated Amortizing Notes as the notes were issued near year end and rates have not changed significantly since issuance.

•	5 3/4% Senior Notes—The 5 3/4% Senior Notes are traded over the counter and their fair value was based upon published quotes;

•	8 1/2% Senior Notes—The 8 1/2% Senior Notes are traded over the counter and their fair value was based upon published quotes;

•	7% Senior Notes—The 7% Senior Notes are traded over the counter and their fair value was based upon published quotes;

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$39,235	$39,235	$38,060	$38,060
Subordinated amortizing notes	20,717	20,717	—	—
5 3/4% Senior Notes due 2019	150,000	149,250	—	—
8 1/2% Senior Notes due 2020	430,149	462,410	431,295	466,877
7% Senior Notes due 2022	300,000	300,750	—	—
ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Notes Payable and Subordinated amortizing notes, and Level 2 to measure the fair value of its Senior Notes. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

•	Level 1—quoted prices for identical assets or liabilities in active markets;

•
Level 2—quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3—valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

	Notes Payable	Subordinated Amortizing Notes
	(in thousands)
Fair Value at December 31, 2012	$13,248	$—
Repayments of principal (1)	(65,037)	—
Borrowings of principal (2)	89,849	—
Fair Value at December 31, 2013	38,060	—
Repayments of principal (1)	(96,464)	—
Borrowings of principal (2)	97,639	20,717
Fair Value at December 31, 2014	$39,235	$20,717

(1)	Represents the actual amount of principal repaid

(2)	Represents the actual amount of principal borrowed
Note 11—Related Party Transactions
For the year ended December 31, 2014, December 31, 2013, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012, the Company incurred reimbursable on-site labor costs of $19,000, $15,000, $27,000, and $276,000, respectively, for providing customer service to real estate projects developed by entities controlled by William Lyon and William H. Lyon. At December 31, 2014 and December 31, 2013, $3,000 and $13,000, respectively, was due to the Company for reimbursable on-site labor costs, all of which was paid subsequent to year end.

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
Effective April 1, 2011 upon approval by the Company’s board of directors at that time, the Company and an entity controlled by General William Lyon and William H. Lyon entered into a Human Resources and Payroll Services contract to provide that the affiliate will pay the Company a base monthly fee of $21,335 and a variable monthly fee equal to $23 multiplied by the number of active employees employed by such entity (which initially resulted in a variable monthly fee of approximately $8,000). The contract also provides that the Company will be reimbursed by such affiliate for a pro rata share of any bonuses paid to the Company’s Human Resources staff (other than any bonus paid to the Vice President of Human Resources). The Company believes that the compensation being paid to it for the services provided to the affiliate is at a market rate of compensation, and that as a result of the fees that are paid to the Company under this contract, the overall cost to the Company of its Human Resources department will be reduced. The Company earned fees of $52,000 and $180,000, during the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012, respectively, related to this agreement. This contract expired on August 31, 2012 and was not renewed. Any future services provided to the affiliate will be on an as needed basis and will be paid for based on an hourly rate.
On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft. The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $132,000. The note is due in September 2016. As of December 31, 2014 and 2013, the amortized balance of the note was $5.8 million and $5.6 million, respectively.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2013, period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012, the Company incurred charges of $197,000, $118,000 and $668,000, respectively, related to rent on its corporate office, from a trust of which William H. Lyon is the sole beneficiary. The lease expired in March 2013 and the Company relocated its corporate office upon expiration of the lease. The Company has entered into a lease for the new location with an unrelated third party.
Note 12—Income Taxes
Since inception, the Company has operated solely within the United States.

The following summarizes the (provision) benefit from income taxes (in thousands):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	2014	2013
Current
Federal	$(13,284)	$(12,156)	$—	$—
State	(2,691)	(1,132)	(11)	—
Deferred
Federal	(4,748)	74,000	—	—
State	(3,074)	21,590	—	—
	$(23,797)	$82,302	$(11)	$—
Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following (in thousands):

		Successor		Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012
	2014	2013
(Provision) benefit for federal income taxes at the statutory rate	$(27,413)	$(18,656)	$3,098	$(79,935)
Increases/(decreases) in tax resulting from:
Provision for state income taxes, net of federal income tax benefits	(3,784)	13,297	(7)	—
Change in valuation allowance	1,629	153,526	(2,195)	(14,991)
Nondeductible items-reorganization costs	—	—	(709)	94,925
Nondeductible items-other	2,127	513	(194)	(3)
Non-controlling interests	3,465	2,265	—	—
Cancellation of indebtedness attribute reduction	(4)	(70,993)	—	—
Other, net (1)	183	2,350	(4)	4
	$(23,797)	$82,302	$(11)	$—

(1) Consists primarily of amounts relating to recognized built-in losses that will expire unused due to limitations under IRC §382 and return to provision true-ups.

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2014	2013
Deferred tax assets
Impairment and other reserves	$65,063	$79,454
Compensation deductible for tax purposes when paid	9,130	4,588
Goodwill and other intangibles	2,582	2,176
AMT credit carryover	1,384	1,384
Unused recognized built-in loss	27,645	25,914
Net operating loss	1,776	3,545
Valuation allowance	(1,626)	(3,959)
Other	1,556	1,126
	107,510	114,228
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(2,974)	(6,077)
Effect of book/tax differences for capitalized interest/general and administrative	(13,203)	(9,260)
Fixed assets and intangibles	(2,104)	(2,518)
Other	(1,190)	(793)
	(19,471)	(18,648)
Total deferred tax assets, net	$88,039	$95,580

The Company’s effective income tax rate was 30.4%, and (154.5)% for the twelve months ended December 31, 2014 and 2013, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, state income taxes, and release of valuation allowance.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2014 the Company’s valuation allowance was $1.6 million due to projected excess realized built-in-losses which may expire unused. During the year ended December 31, 2013, the Company recognized a $95.6 million income tax benefit that resulted from the reversal of all but $4.0 million of our deferred tax asset valuation allowance. The Company concluded this reversal was appropriate after determining that it was more likely than not that we would be able to realize the full amount of this income tax benefit as management believes the Company will generate sufficient taxable income to realize these deferred tax assets.
The Company's analysis demonstrated that even under the stress tested forecasts of future results which considered the potential impact of the negative evidence noted above, the Company would continue to generate sufficient taxable income in future periods to realize the majority of its deferred tax assets. This fact, coupled with other positive evidence described above, significantly outweighed the negative evidence and based on this analysis management concluded, in accordance with ASC 740, that it was more likely than not that the majority of its deferred tax assets as of December 31, 2013 would be realized.    At December 31, 2014, the Company had no remaining federal net operating loss carryforwards and $38.1 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2015. In addition, as of December 31, 2014, the Company had unused federal and state built-in losses of $74.5 million and $40.1 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire at the end of 2032. The Company had AMT credit carryovers of $1.4 million at December 31, 2014, which had an indefinite life.
ASC 740 prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and penalties related to uncertain tax positions as a component of the provision for income taxes. As of December 31, 2014 and 2013, the Company had no significant uncertain tax positions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2011 through 2013 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2010 through 2013 and forward. The Company does not have any tax examinations currently in progress.

Note 13—Income (Loss) Per Common Share
Basic and diluted income (loss) per common share for the year ended December 31, 2014, the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012 were calculated as follows (in thousands, except number of shares and per share amounts):

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from February 25 through December 31, 2012	Period from January 1 through February 24, 2012

Basic weighted average number of shares outstanding	31,753,110	24,736,841	12,489,435	1,000
Effect of dilutive securities:
Preferred shares, stock options, and warrants (1)	1,424,272	1,059,356	—	—
Tangible Equity Units	58,961	—	—	—
Diluted average shares outstanding	33,236,343	25,796,197	12,489,435	1,000
Net income (loss) available to common stockholders	$44,625	$127,604	$(11,602)	$228,383
Basic income (loss) per common share	$1.41	$5.16	$(0.93)	$228,383
Dilutive income (loss) per common share	$1.34	$4.95	$(0.93)	$228,383
Potentially antidilutive securities not included in the calculation of diluted loss per common share (weighted average):
Preferred shares	N/A	N/A	8,242,731	N/A
Vested stock options	N/A	N/A	384,428	N/A
Unvested stock options	N/A	N/A	192,214	N/A
Warrants	N/A	N/A	1,907,551	N/A

(1)
For periods with a net loss, all potentially dilutive shares related to the preferred shares, options to acquire common stock, and warrants were excluded from the diluted loss per common share calculations because the effect of their inclusion would be antidilutive, or would decrease the reported loss per common share.

Note 14—Equity
Common Stock
All of our outstanding shares of common stock have been validly issued and fully paid and are non-assessable. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock, of which there are no shares issued or outstanding as of December 31, 2014 or 2013. Holders of our common stock have no preference, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any of our securities, with the exception of holders of our Class B Common Stock, which do have certain preemptive rights.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not intend to declare or pay cash dividends in the foreseeable future. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors. The payment of cash dividends is restricted under the terms of certain of the agreements governing our outstanding indebtedness, including the indentures governing our senior notes.
In conjunction with the adoption of fresh start accounting, the Company allocated fair market value of $43.1 million to common stock as of February 24, 2012.
Warrants
The holders of Class B common stock hold warrants to purchase 1,907,551 shares of Class B common stock at an exercise price of $17.08 per share. The expiration date of the Class B Warrants is February 24, 2022. The Warrants were assigned a value of $1.0 million in conjunction with the adoption of fresh start accounting and are recorded in additional paid-in capital.
Tangible Equity Units
Unless settled earlier at the holder’s option, each purchase contract will automatically settle on December 1, 2017 (the “mandatory settlement date”), and the Company will deliver not more than 5.2247 shares of Class A common stock and not less than 4.4465 shares of Class A common stock, subject to adjustment, based upon the applicable settlement rate and applicable market value of Class A common stock as defined in the purchase contract. The net proceeds from the issuance of the of the TEUs were allocated between the purchase contract and amortizing note based on their relative fair values. As a result, $90.7 million was allocated to additional paid-in capital in connection with the issuance of the TEUs.
As of December 31, 2014, the Company has reserved the maximum number of shares issuable under the TEU purchase agreement from it's authorized but unissued shares of Class A common stock. The TEUs also contain a fundamental change provision, whereby holders can elect early settlement in shares or cash at an early settlement rate if the Company undergoes a fundamental change as defined in the TEU agreement.

Note 15—Stock Based Compensation
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
Under the plan, 3,636,363 shares of the Company’s Class A common stock have been reserved for issuance. In 2014, 2013 and 2012, the Company granted an aggregate of 392,126 restricted shares, 370,959 restricted shares and 302,944 restricted shares, respectively, of Class A common stock of the Company, and in 2012 the Company granted an aggregate of 576,651 stock options to purchase shares of Class A common stock of the Company, of which 135,197 represent “five-year” options and 441,454 represent “ten-year” options.
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
The five-year options and ten-year options will be incentive stock options to the maximum extent permitted by law. Each of the restricted stock and option awards granted in October 2012 vests as follows: 50% of the shares and options vested on October 1, 2012, the date of grant, with the remaining 50% of the shares and options vesting in three equal installments on each of December 31, 2012, 2013 and 2014, subject to the recipient’s continued employment through the applicable vesting date and accelerated vesting as set forth in the applicable award agreement. In addition, the Company granted 31,091 shares of

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock in 2012 to its non-employee directors, which were fully vested on the date of grant. During 2013 and 2014, with respect to all but one of the performance based restricted stock awards granted, the performance based restricted stock awards vests as follows: one-third of the shares of performance based restricted stock will vest on March 1 of each of the first, second, and third years following the grant date, subject to the Company’s achievement of a pre-established performance target as of the end of the given fiscal year. The remaining grant did not contain a pre-established performance target, but the earned shares for such award will be determined by the exercise of the discretion of the Compensation Committee of Parent’s Board of Directors following the end of the 2014 fiscal year, which were determined to be at the target level. During 2014, the Company achieved 97% of its performance targets, and all performance targets were met at maximum during 2013. In addition, the Company granted time-based restricted stock awards during 2013 to 2014 to certain of its employees and to its non-employee directors, with the employee grants vesting in equal 50% annual installments over a two-year period from the grant date, other than two grants which vest in full on the second anniversary of the grant date, and with the director grants vesting in equal quarterly installments on June 1, September 1, December 1 and March 1 following the grant date, in each case subject to the individual's continued service to the Company through the applicable vesting date.
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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from February 25, 2012 through December 31, 2012

Expected dividend yield	N/A	N/A	—%
Risk-free interest rate	N/A	N/A	0.55%
Expected volatility	N/A	N/A	79%
Expected life (in years)	N/A	N/A	4.73
The Black-Scholes option-pricing model requires inputs such as the expected divident yield, risk-free interest rate, expected term and expected volatility. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant judgment.
The risk-free interest rate that we use is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury notes with maturities approximating each grant’s expected life. Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method is calculated as the average of the time-to-vesting and the contractual life of the options. Our expected volatility was not derived from the historical volatilities of several unrelated public companies within the homebuilding industry, because we had no trading history on our common stock at the time the grants were valued. When making the selections of our peer companies within the homebuilding industry to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. We estimate our forfeiture rate based on an analysis of our actual forfeitures, of which we had none, and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors.
As of December 31, 2014, the Company has 2,096,624 shares available for grant under the Plan.
Summary of Stock Option Activity
Stock option activity under the Plan for the years ended December 31, 2014, December 31, 2013 and during the period from February 25, 2012 through December 31, 2012 was as follows (there is no activity in prior periods as the options were granted in the fourth quarter of 2012):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2014		Year Ended December 31, 2013		Period from February 25, 2012 through December 31, 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	576,651	$8.66	576,651	$8.66	—	N/A
Granted (1)	—	N/A	—	N/A	576,651	$8.66
Exercised	(157,413)	8.66	—	N/A	—	N/A
Canceled	—	N/A	—	N/A	—	N/A
Options outstanding at end of year	419,238	$8.66	576,651	$8.66	576,651	$8.66
Options vested and expected to vest	419,238	$8.66	576,651	$8.66	576,651	$8.66
Options exercisable at end of year (2)	419,238	$8.66	480,571	$8.66	384,441	$8.66
Price range of options exercised	$8.66		N/A		N/A
Price range of options outstanding	$8.66		$8.66		$8.66

(1)	The weighted average grant date fair value of the stock options was $5.28

(2)
The fair value of shares vested during the years ended December 31, 2014 and 2013, and the period from February 25, 2012 through December 31, 2012 was $1.2 million, $1.4 million and $2.0 million, respectively.

The following table summarizes information about stock options granted to executives, directors, and non-executives that are outstanding and exercisable at December 31, 2014:

Outstanding and exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
$8.66	419,238	2.20	$4,867,353

The following table summarizes information associated with stock options granted to executives, directors, and non-executives that are exercisable at December 31, 2014 and December 31, 2013:

	As of December 31, 2014				As of December 31, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Executives	397,430	$8.66			450,637	$8.66
Directors	—	N/A			—	N/A
Non-Executives	21,808	$8.66			29,934	$8.66
Total	419,238	$8.66	2.2	$4,867,353	480,571	$8.66	3.2	$7,773,255
Summary of Restricted Shares Activity

During the years ended December 31, 2014, December 31, 2013 and the period from February 25, 2012, through December 31, 2012, the Company had the following activity relating to grants of restricted common stock:

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2014		Year Ended December 31, 2013		Period from February 25, 2012 through December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year	99,661	$11.49	109,850	$8.66	—	N/A
Granted	79,575	27.70	79,509	14.56	302,944	$8.66
Vested	(99,901)	13.81	(89,698)	10.74	(193,094)	8.66
Canceled	—	N/A	—	N/A	—	N/A
Non-vested shares at end of year	79,335	$24.84	99,661	$11.49	109,850	$8.66

During the year ended December 31, 2014 the Company had the following activity relating to grants of performance based restricted common stock:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year	291,450	$14.03	—	$—
Granted	312,551	29.94	291,450	14.03
Vested	(97,155)	14.03	—	—
Canceled	—	N/A	—	—
Non-vested shares at end of year	506,846	$23.84	$291,450	$14.03
In conjunction with the issuance of the equity grants in for the year ended December 31, 2014, December 31, 2013 and the period from February 25 through December 31, 2012, the Company recorded stock based compensation expense of $6.1 million, $3.8 million and $3.7 million , respectively, which is included in general and administrative expense in the consolidated statement of operations. As of December 31, 2014, $1.9 million of total unrecognized stock based compensation expense is expected to be recognized as an expense by the Company in the future over a weighted average period of 1.0 year. The total value of restricted stock awards which fully vested during the years ended December 31, 2014, December 31, 2013, and the period from February 25, 2012 through December 31, 2012 was $3.8 million, $1.6 million and $1.7 million, respectively. For the year ended December 31, 2014 and 2013, the Company recognized an income tax benefit of $2.6 million and $0.7 million related to stock based compensation, respectively.
Note 16—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of December 31, 2014, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $3.1 million, $1.9 million, $2.6 million, and $0.7 million for the year ended December 31, 2014, December 31, 2013, the period from February 25, 2012 through December 31, 2012, and the period from January 1, 2012 through February 24, 2012, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2014 (in thousands).

Year Ending December 31
2015	$2,185
2016	1,871
2017	1,645
2018	1,619
2019	1,235
Thereafter	2,124
Total	$10,679
In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds are recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable. As of December 31, 2014 and 2013, the Company is not obligated under any assessment district bonds.
As of December 31, 2014, the Company had $0.5 million in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of one year and have varying maturities throughout 2015, at which time the Company may be required to renew to coincide with the term of the respective arrangement.
The Company also had outstanding performance and surety bonds of $99.0 million at December 31, 2014 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of December 31, 2014, the Company had $107.0 million of project commitments relating to the construction of projects.
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
See Note 9 for additional information relating to the Company’s guarantee arrangements.
In addition to the land banking agreements discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of December 31, 2014, the Company has made non-refundable deposits of $65.5 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the purchase option agreements is $449.0 million as of December 31, 2014.

Land Banking Arrangements
The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company employs a method from time to time in the ordinary course of business whereby it transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”).

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company participated in one land banking arrangement, which is not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). The remaining lots under the above land banking agreement were purchased by the Company during April 2014. No further obligations remain under the agreement. Under the provisions of ASC 470, the Company had determined it was economically compelled, based on certain factors, to purchase the land in the land banking arrangement. The Company had recorded the remaining purchase price of the land of $13.0 million which is included in real estate inventories not owned and liabilities from inventories not owned in the accompanying consolidated balance sheets as of December 31, 2013, and represented the remaining net cash to be paid on the remaining land takedowns.
Summary information with respect to the Company’s land banking arrangements is as follows as of the periods presented (dollars in thousands):

	December 31,	December 31,
	2014	2013
Total number of land banking projects	—	1
Total number of lots	—	610
Total purchase price	$—	$161,465
Balance of lots still under option and not purchased:
Number of lots	—	65
Purchase price	$—	$12,960
Forfeited deposits if lots are not purchased	$—	$9,210

Note 17—Subsequent Events
No events have occurred subsequent to December 31, 2014, that have required recognition or disclosure in the Company’s financial statements.

Note 18— Unaudited Summarized Quarterly Financial Information
Summarized unaudited quarterly financial information for the years ended December 31, 2014 and 2013 is as follows (in thousands except per share data):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Home, lots, land, and other sales	$140,299	$169,868	$196,305	$352,479
Cost of homes, lots, land and other sales	(106,212)	(129,626)	(157,774)	(285,448)
Gross profit	34,087	40,242	38,531	67,031
Other income, costs and expenses, net	(22,745)	(25,490)	(30,909)	(46,221)
Net income	11,342	14,752	7,622	20,810
Net income available to common stockholders	$8,697	$12,285	$5,638	$18,005
Income per common share:
Basic	$0.28	$0.39	$0.18	$0.54
Diluted	$0.27	$0.38	$0.17	$0.52

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Home, lots, land, and other sales	$76,434	$123,896	$141,352	$198,320
Cost of homes, lots, land and other sales	(63,328)	(99,485)	(107,957)	(149,418)
Gross profit	13,106	24,411	33,395	48,902
Other income, costs and expenses, net	(15,579)	(15,331)	(22,715)	69,414
Net (loss) income	(2,473)	9,080	10,680	118,316
Net (loss) income available to common stockholders	$(3,522)	$6,850	$7,562	$116,714
(Loss) income per common share:
Basic	$(0.25)	$0.31	$0.24	$3.77
Diluted	$(0.25)	$0.29	$0.24	$3.64

EXHIBIT INDEX
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

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

4.3
Indenture (including form of 5.75% Senior Notes due 2019), dated March 31, 2014, among William Lyon Homes, Inc., William Lyon Homes, certain of William Lyon Homes' subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 1, 2014).

4.4
Indenture (including form of 7.00% Senior Notes due 2022), dated August 11, 2014, among WLH PNW Finance Corp., the guarantors from time to time party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed August 13, 2014).

4.5
Second Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 8.5% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed August 13, 2014).

4.6
First Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 5.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed August 13, 2014).

4.7
First Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., William Lyon Homes, the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed August 13, 2014).

4.8
Second Supplemental Indenture, dated as of August 12, 2014, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.6 of the Company's Form 8-K filed August 13, 2014).

Exhibit Number	Description
4.9
Indenture, dated November 21, 2014, between William Lyon Homes and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K filed with the SEC on November 21, 2014).

4.10
First Supplemental Indenture (including form of 5.50% Senior Subordinated Amortizing Notes due December 1, 2017), dated November 21, 2014, between William Lyon Homes and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to William Lyon Homes’ Current Report on Form 8-K filed with the SEC on November 21, 2014).

4.11
Purchase Contract Agreement (including form of unit and form of prepaid stock purchase contract), dated November 21, 2014, among William Lyon Homes, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as purchase contract agent and as attorney-in-fact for the holders from time to time as provided therein (incorporated by reference to Exhibit 4.3 to William Lyon Homes’ Current Report on Form 8-K filed with the SEC on November 21, 2014).

10.1
Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

10.2	The Presley Companies Non-Qualified Retirement Plan for Outside Directors (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 2002).

10.3
Aircraft Purchase and Sale Agreement dated as of September 3, 2009, by and between Presley CMR, Inc., and Martin Aviation, Inc., or its designee (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.4
Secured Promissory Note dated September 9, 2009 from Martin Aviation, Inc., a California corporation payable to William Lyon Homes, Inc., a California corporation (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.5
Aircraft Mortgage and Security Agreement between Martin Aviation, Inc., a California corporation and William Lyon Homes, Inc., dated as of September 9, 2009 (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on September 10, 2009).

10.6
Form of Class A Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.7
Class B Common Stock and Warrant Purchase Agreement, dated as of February 25, 2012, by and between William Lyon Homes and the Purchaser (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.8
Warrant to Purchase Shares of Class B Common Stock of William Lyon Homes, dated as of February 25, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.9
Class B Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders (as defined therein) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.10
Form of Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement, dated as of February 25, 2012, by and among William Lyon Homes and the Holders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

Exhibit Number	Description
10.11†
Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and General William Lyon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.12†
Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2012).

10.13†	William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.14†
William Lyon Homes 2012 Equity Incentive Plan form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.15†
William Lyon Homes 2012 Equity Incentive Plan form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.16†	Form of Employment Agreement, dated September 1, 2012 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.17
Class A Common Stock and Convertible Preferred Stock Subscription Agreement, dated October 12, 2012, by and between William Lyon Homes and WLH Recovery Acquisition LLC (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.18
Amendment of and Joinder to Class A Common Stock Registration Rights Agreement, dated October 12, 2012, by and between WLH Recovery Acquisition LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.19
Amendment of and Joinder to Convertible Preferred Stock and Class C Common Stock Registration Rights Agreement, dated October 12, 2012, by and between WLH Recovery Acquisition LLC and William Lyon Homes (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 6, 2012).

10.20†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.21†	Revised Form of Employment Agreement, dated April 1, 2013 (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.22†
Amendment to Employment Agreement, dated March 6, 2013, by and between William Lyon Homes, Inc., and Matthew R. Zaist (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

10.23	Amendment No. 1 to Warrant to Purchase Shares of Class B Common Stock (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

10.24	Form of indemnification agreement (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

Exhibit Number	Description
10.25†
Amendment No. 1 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.23(a) to the Company’s Form S-1 Registration Statement filed May 6, 2013 (File No. 333-187819)).

10.26
Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.27†
Amendment No. 2 to the William Lyon Homes 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8 Registration Statement filed August 12, 2013 (File No. 333-190571))

10.28†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (performance-based) (incorporated by reference to Exhibit 10.42 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.29†
William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.43 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.30†
William Lyon Homes 2012 Equity Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.44 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.31†
William Lyon Homes 2012 Equity Incentive Plan Form of Amendment No. 1 to Stock Option Agreement (Five-Year Options) (incorporated by reference to Exhibit 10.45 of the Company's Form S-4 Registration Statement filed December 27, 2013 (file no. 333-193112)).

10.32
Bridge Loan Agreement, dated as of August 12, 2014, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, the Lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed August 13, 2014).

10.33
Amendment No. 1 to Credit Agreement among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, The Lenders from time to time party thereto, and Credit Suisse AG, as Administrative Agent, dated as of August 7, 2013 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on November 12, 2014).

10.34†
Amendment No. 1 to Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and General William Lyon (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 31, 2014).

10.35†
Amendment No. 1 to Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 31, 2014).

12.1+
Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2014 and 2013, the Period from January 1, 2012 through February 24, 2012, the Period from February 25, 2012 through December 31, 2012, and for the Years Ended December 31, 2011 and 2010.

21.1+	List of Subsidiaries of the Company.

Exhibit Number	Description
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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