Form 10-Q
period 2015-03-31
WILLIAM LYON HOMES
filed 2015-05-08
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 6, 2015
Common stock, Class A, par value $0.01	27,636,781
Common stock, Class B, par value $0.01	3,813,884

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to: our ability to realize the anticipated benefits from the acquisition of the residential homebuilding business of Polygon Northwest Homes; our ability to integrate successfully the Polygon Northwest Homes operations with our existing operations; any adverse effect on our business operations, or those of Polygon Northwest Homes, following consummation of the acquisition; worsening in general economic conditions either nationally or in regions in which we operate; worsening in markets for residential housing; decline in real estate values resulting in impairment of our real estate assets; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; volatility in the banking industry and credit markets; the timing of receipt of regulatory approvals and the opening of projects; the Company's inability to develop its communities successfully and in a timely manner; the Company's geographic concentration in the Western U.S. region; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of our ability to offset prior years’ taxable income with net operating losses; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; the availability of labor and homebuilding materials; adverse weather conditions; competition for home sales from other sellers of new and resale homes; cancellations and our ability to realize our backlog; building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future in the states in which we operate; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; changes in governmental laws and regulations; inability to comply with financial and other covenants under our debt instruments; whether we are able to refinance the outstanding balances of our debt obligations at their maturity; anticipated tax refunds; limitations on our ability to utilize our tax attributes; limitations on our ability to reverse any remaining portion of our valuation allowance with respect to our deferred tax assets; terrorism or other hostilities involving the United States; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of our insurance coverage; and the availability and cost of land for future development. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our past performance or past or present economic conditions in our housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$29,450	$52,771
Restricted cash — Note 1	504	504
Receivables	21,411	21,250
Escrow proceeds receivable	7,193	2,915
Real estate inventories — Note 5	1,477,805	1,404,639
Deferred loan costs, net	15,773	15,988
Goodwill	60,887	60,887
Intangibles, net of accumulated amortization of $9,623 as of March 31, 2015 and $9,420 as of December 31, 2014	7,454	7,657
Deferred income taxes, net valuation allowance of $1,567 as of March 31, 2015 and $1,626 as of December 31, 2014	88,361	88,039
Other assets, net	19,595	19,777
Total assets	$1,728,433	$1,674,427
LIABILITIES AND EQUITY
Accounts payable	$59,253	$51,814
Accrued expenses	74,290	85,366
Notes payable — Note 6	96,921	39,235
Subordinated amortizing notes — Note 6	18,957	20,717
5 3/4% Senior Notes due April 15, 2019 — Note 6	150,000	150,000
8 1/2% Senior Notes due November 15, 2020 — Note 6	429,849	430,149
7% Senior Notes due August 15, 2022 — Note 6	300,000	300,000
	1,129,270	1,077,281
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,370,999 and 28,073,438 shares issued, 27,636,781 and 27,487,257 outstanding at March 31, 2015 and December 31, 2014, respectively	284	281
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at March 31, 2015 and December 31, 2014	38	38
Additional paid-in capital	408,791	408,969
Retained earnings	167,309	160,627
Total William Lyon Homes stockholders’ equity	576,422	569,915
Noncontrolling interests — Note 3	22,741	27,231
Total equity	599,163	597,146
Total liabilities and equity	$1,728,433	$1,674,427
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating revenue
Home sales	$189,715	$140,299
Construction services — Note 1	7,453	9,652
	197,168	149,951
Operating costs
Cost of sales — homes	(154,081)	(106,212)
Construction services — Note 1	(6,029)	(8,068)
Sales and marketing	(12,224)	(6,558)
General and administrative	(13,948)	(12,136)
Amortization of intangible assets	(203)	(618)
Other	(288)	(562)
	(186,773)	(134,154)
Operating income	10,395	15,797
Other income, net	781	119
Income before provision for income taxes	11,176	15,916
Provision for income taxes — Note 9	(3,570)	(4,574)
Net income	7,606	11,342
Less: Net income attributable to noncontrolling interests	(924)	(2,645)
Net income available to common stockholders	$6,682	$8,697
Income per common share:
Basic	$0.18	$0.28
Diluted	$0.18	$0.27
Weighted average common shares outstanding:
Basic	36,463,995	31,106,310
Diluted	37,633,831	32,604,620
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2014	31,887	$319	$408,969	$160,627	$27,231	$597,146
Net income	—	—	—	6,682	924	7,606
Cash distributions to members of consolidated entities	—	—	—	—	(5,414)	(5,414)
Exercise of stock options	48	—	106	—	—	106
Shares remitted to Company to satisfy employee obligations	(85)	(1)	(1,631)	—	—	(1,632)
Stock based compensation	335	4	1,347	—	—	1,351
Balance - March 31, 2015	32,185	$322	$408,791	$167,309	$22,741	$599,163
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating activities
Net income	$7,606	$11,342
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	557	1,345
Net change in deferred income taxes	(322)	2,123
Stock based compensation expense	1,351	1,011
Equity in earnings of unconsolidated joint ventures	(248)	—
Net changes in operating assets and liabilities:
Receivables	11	(173)
Escrow proceeds receivable	(4,278)	(1,310)
Real estate inventories	(63,101)	(188,295)
Other assets	978	(1,114)
Accounts payable	7,439	1,621
Accrued expenses	(11,165)	3,714
Net cash used in operating activities	(61,172)	(169,736)
Investing activities
Investments in and advances to unconsolidated joint ventures	(1,000)	—
Distributions from unconsolidated joint ventures	76	—
Purchases of property and equipment	(150)	(1,273)
Net cash used in investing activities	(1,074)	(1,273)
Financing activities
Proceeds from borrowings on notes payable	6,148	20,112
Principal payments on notes payable	(6,962)	(19,464)
Proceeds from issuance of 5 3/4% senior notes	—	150,000
Proceeds from borrowings on Revolver	89,000	—
Payments on Revolver	(40,000)	—
Principal payments on subordinated amortizing notes	(1,760)	—
Payment of deferred loan costs	(561)	(2,549)
Proceeds from stock options exercised	106	—
Proceeds from issuance of common stock	—	288
Shares remitted to, or withheld by the Company for employee tax withholding	(1,632)	—
Noncontrolling interest contributions	—	8,392
Noncontrolling interest distributions	(5,414)	(6,413)
Net cash provided by financing activities	38,925	150,366
Net decrease in cash and cash equivalents	(23,321)	(20,643)
Cash and cash equivalents — beginning of period	52,771	171,672
Cash and cash equivalents — end of period	$29,450	$151,029
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable related to land acquisition	$9,500	$2,413
Shares remitted to the Company for employee tax withholding	$—	$1,414
Accrued offering costs related to secondary sale of common stock	$—	$145
Accrued deferred loan costs	$—	$404
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2015 and December 31, 2014 and revenues and expenses for the three month period ended March 31, 2015 and 2014. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
The condensed consolidated financial statements were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements as of and for the year ended December 31, 2014, which are included in our 2014 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves either approximately one to one and one quarter percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the three months ended March 31, 2015 and 2014, are as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Warranty liability, beginning of period	$18,155	$14,935
Warranty provision during period	1,391	1,675
Warranty payments during period	(2,011)	(1,575)
Warranty charges related to construction services projects	180	333
Warranty liability, end of period	$17,715	$15,368
The Company began accruing for warranty costs for units closed in the Washington and Oregon segments in conjunction with their acquisition (see Note 2) at a set rate per home, however the Company did not assume any warranty liability for units closed prior to the acquisition date.
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Interest activity for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Interest incurred	$18,033	$9,395
Less: Interest capitalized	18,033	9,395
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$11,700	$620
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2015 and December 31, 2014. The Company monitors the cash balances in its operating accounts and adjusts the cash balances between accounts based on operational needs; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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
Goodwill
In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are analyzed for impairment at the reporting segment level. Goodwill is analyzed on an annual basis, or when indicators of impairment exist. We have determined that we have six reporting segments, as discussed in Note 4, and we perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.
Intangibles
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
Income per common share
The Company computes income per common share in accordance with FASB ASC Topic 260, Earnings per Share, which requires income per common share for each class of stock to be calculated using the two-class method. The two-class method is an allocation of income between the holders of common stock and a company’s participating security holders.
Basic income per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of determining diluted income per common share, basic income per common share is further adjusted to include the effect of potential dilutive common shares.
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
Impact of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company has not yet selected a transition method, and is currently evaluating the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also indicates that debt issuance costs do not meet the definition of an asset because they provide no future economic benefit. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, and is to be applied on a retrospective basis. Early adoption is permitted. The Company does not anticipate that adoption of this standard will have a material impact on its consolidated financial statements.

Note 2—Acquisition of Polygon Northwest Homes

On August 12, 2014, the Company completed its acquisition of the residential homebuilding business of PNW Home Builders, L.L.C. (“PNW Parent”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated June 22, 2014 among William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent ("California Lyon"), PNW Parent, PNW Home Builders North, L.L.C., PNW Home Builders South, L.L.C. and Crescent Ventures, L.L.C. Prior to such completion, California Lyon assigned its interests in the Purchase Agreement to Polygon WLH LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of California Lyon (“Polygon WLH”). Pursuant to the Purchase Agreement, Polygon WLH acquired, for cash, all of the membership interests of the underlying limited liability companies and certain service companies and other assets that comprised the residential homebuilding operations of PNW Parent (such operations being referred herein as "Polygon Northwest Homes") and which conducts business as Polygon Northwest Company (“Polygon”), for an aggregate cash purchase price of $520.0 million, an additional approximately $28.0 million at closing pursuant to initial working capital adjustments, plus an additional $4.3 million of consideration (the “Polygon Acquisition”). The acquired entities now operate as two new divisions of the Company under the Polygon name, one in Washington, with a core market of Seattle, and the other in Oregon, with a core market in Portland.
The Company financed the Acquisition with a combination of proceeds as follows: (i) $300 million in aggregate principal amount of 7.00% senior notes due 2022, (ii) approximately $100 million of aggregate proceeds from several land banking arrangements for land parcels located in California, Washington and Oregon, (iii) $120 million of borrowings under a senior unsecured loan facility which was subsequently paid off, and (iv) cash on hand.
As a result of the Polygon Acquisition, the entities comprising the business of Polygon Northwest Homes became wholly-owned direct or indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the date of the Polygon Acquisition. For the three months ended March 31, 2015, operating revenue and income before provision for income taxes from Polygon operations, were $57.8 million and $4.8 million, respectively.
The Polygon Acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities of Polygon Northwest Homes at their estimated fair values, with the excess allocated to Goodwill, as shown below. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $46.7 million of goodwill resulting from the Acquisition will be tax deductible. Goodwill will be allocated to the Washington and Oregon segments (see Note 4). A reconciliation of the consideration transferred as of the acquisition date is as follows:

Purchase consideration	$552,252
Net proceeds received from Polygon parcels involved in land banking transactions (excludes California)	(59,834)
$492,418

As of March 31, 2015 the Company had not completed its final estimate of the fair value of the net assets of Polygon Northwest Homes, as the Company is waiting for additional information to finalize the valuation of real estate inventories, intangible assets, goodwill and tax related matters, which is expected to be completed during 2015. As such, the estimates used as of March 31, 2015 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Assets Acquired
Real estate inventories	$441,069
Goodwill	46,678
Intangible asset - brand name	6,700
Joint venture in mortgage business	2,000
Other	545
Total Assets	$496,992

Liabilities Assumed
Accounts payable	$603
Accrued expenses	3,971
Total liabilities	4,574
Net assets acquired	$492,418
The Company determined the fair value of real estate inventories on a project level basis using a combination of discounted cash flow models, and market comparable land transactions, where available. These methods are significantly impacted by estimates relating to i) expected selling prices, ii) anticipated sales pace, iii) cost to complete, iv) highest and best use of projects prior to acquisition, and v) comparable land values. These estimates were developed and used at the individual project level, and may vary significantly between projects.
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
There were no acquisition related costs incurred during the three months ended March 31, 2015.
Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three months ended March 31, 2014 as if the Acquisition had been completed as of January 1, 2013 (amounts in thousands, except per share data):

Three Months Ended March 31, 2014
Operating revenues	$193,121
Net income available to common stockholders	$10,233
Income per share - basic	$0.33
Income per share - diluted	$0.31
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

Note 3—Variable Interest Entities and Noncontrolling Interests
As of March 31, 2015 and December 31, 2014, the Company was party to six joint ventures for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of March 31, 2015.
As of March 31, 2015, the assets of the consolidated VIEs totaled $79.3 million, of which $2.0 million was cash and cash equivalents and $73.6 million was real estate inventories. The liabilities of the consolidated VIEs totaled $42.3 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2014, the assets of the consolidated VIEs totaled $88.1 million, of which $3.3 million was cash and cash equivalents and $81.3 million was real estate inventories. The liabilities of the consolidated VIEs totaled $45.0 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 4—Segment Information
The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting ("ASC 280"), the Company has determined that each of its operating divisions is an operating segment.The Company’s Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating revenue:
California (1)	$86,793	$114,255
Arizona	7,186	13,278
Nevada	27,242	17,149
Colorado	18,189	5,269
Washington	31,280	—
Oregon	26,478	—
Total operating revenue	$197,168	$149,951

(1) Operating revenue in the California segment includes construction services revenue.
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Income before provision for income taxes
California	$9,312	$20,638
Arizona	304	1,351
Nevada	3,362	1,356
Colorado	(170)	(659)
Washington	2,573	—
Oregon	2,245	—
Corporate	(6,450)	(6,770)
Income before provision for income taxes	$11,176	$15,916

	March 31, 2015	December 31, 2014
Homebuilding assets:
California	$603,582	$572,900
Arizona	188,262	179,529
Nevada	155,511	135,358
Colorado	129,688	131,085
Washington	254,785	281,456
Oregon	189,907	200,761
Corporate (1)	206,698	173,338
Total homebuilding assets	$1,728,433	$1,674,427

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, deferred loan costs, and other assets.

Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Real estate inventories:
Land deposits	$56,882	$65,873
Land and land under development	972,917	1,057,860
Homes completed and under construction	366,822	225,496
Model homes	81,184	55,410
Total	$1,477,805	$1,404,639

Note 6—Senior Notes, Secured, and Unsecured Indebtedness

	March 31, 2015	December 31, 2014
Notes payable:
Construction notes payable	$38,421	$38,688
Seller financing	9,500	547
Revolving line of credit	49,000	—
Total notes payable	96,921	39,235

Subordinated amortizing notes	18,957	20,717

Senior notes:
5 3/4% Senior Notes due April 15, 2019	150,000	150,000
8 1/2% Senior Notes due November 15, 2020	429,849	430,149
7% Senior Notes due August 15, 2022	300,000	300,000
Total senior notes	879,849	880,149

Total notes payable and senior notes	$995,727	$940,101

As of March 31, 2015, the maturities of the Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 8 1/2% Senior Notes, and 7% Senior Notes are as follows (in thousands):

Year Ending December 31,
2015	$9,500
2016	12,090
2017	94,288
2018	—
2019	150,000
Thereafter	725,000
$990,878
Maturities above exclude premium on 8 1/2% Senior Notes of $4.8 million as of March 31, 2015.
Notes Payable
Construction Notes Payable

Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of March 31, 2015 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
November, 2014	24.0	13.5	November, 2017	3.75%	(1)
November, 2014	22.0	12.8	November, 2017	3.75%	(1)
March, 2014	26.0	5.3	October, 2016	3.17%	(2)
December, 2013	18.6	6.8	January, 2016	4.25%	(2)
June, 2013	28.0	—	June, 2016	4.00%	(3)
	$118.6	$38.4

(1) Loan bears interest at the prime rate +0.5%.
(2)Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(3) Loan bears interest at the prime rate +0.5%, with a rate floor of 4.0% .

Seller Financing

At March 31, 2015, the Company had $9.5 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at 5% per annum, is secured by the underlying land, and had an original maturity of April 2015, which was subsequently extended to August 2015.
Revolving Line of Credit
On March 27, 2015, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement for a revolving credit facility of up to $100 million (the "Revolver") was amended and restated in its entirety (as so amended and restated, the “Amended Facility”). The Amended Facility amends and restates the Revolver and provides for total lending commitments of $130.0 million. In addition, the Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances (up from a maximum aggregate of $125.0 million under the previous facility), as well as a sublimit of $50.0 million for letters of credit, and extends the maturity date of the previous facility by one year to August 7, 2017.
The Amended Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of March 31, 2015.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s direct and indirect wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of March 31, 2015, the Company had $49.0 million outstanding against the Amended Facility at an effective rate of 5.25%, as well as a letter of credit for $4.0 million. As of December 31, 2014, the Company had no amounts outstanding under the Amended Facility, with the exception of the above mentioned letter of credit.

Subordinated Amortizing Notes
On November 21, 2014, in order to pay down amounts borrowed under the senior unsecured bridge loan facility entered into in conjunction with the Polygon Acquisition, the Company completed its public offering and sale of 1,000,000 6.50% tangible equity units (“TEUs”, or "Units"), sold for a stated amount of $100 per Unit, featuring a 17.5% conversion premium.  On December 3, 2014, the Company sold an additional 150,000 TEUs pursuant to an over-allotment option granted to the underwriters. Each TEU is a unit composed of two parts:

•	a prepaid stock purchase contract (a “purchase contract”); and

•	a senior subordinated amortizing note (an “amortizing note”).

Unless settled earlier at the holder’s option, each purchase contract will automatically settle on December 1, 2017 (the "mandatory settlement date"), and the Company will deliver not more than 5.2247 shares of Class A Common Stock and not less than 4.4465 shares of Class A Common Stock on the mandatory settlement date, subject to adjustment, based upon the applicable settlement rate and applicable market value of Class A Common Stock.

Each amortizing note will have an initial principal amount of $18.01, bear interest at the annual rate of 5.50% and have a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes will pay equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which was $1.8056 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal. The amortizing notes rank equally in right of payment to all of the Company's existing and future senior indebtedness, other than borrowings under the Amended Facility and the Company's secured project level financing, which will be senior in right of payment to the obligations under the amortizing notes, in each case to the extent of the value of the assets securing such indebtedness.
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date . Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of March 31, 2015 and December 31, 2014, the amortizing notes had an unamortized carrying value of $19.0 million and $20.7 million, respectively.
Senior Notes
5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its private placement with registration rights of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of March 31, 2015, the outstanding amount of the 5.75% Notes was $150 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $300 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

8 1/2% Senior Notes Due 2020
On November 8, 2012, California Lyon completed its private placement with registration rights of 8.5% Senior Notes due 2020, (the "initial 8.5% notes"), in an aggregate principal amount of $325 million. The initial 8.5% Notes were issued at 100% of their aggregate principal amount.

On October 24, 2013, California Lyon completed its private placement with registration rights of an additional $100.0 million in aggregate principal amount of its 8.5% Senior Notes due 2020 (the “additional 8.5 % Notes”, and together with the initial 8.5% notes, the "8.5% Notes" ) at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, resulting in net proceeds of approximately $104.7 million.
As of both March 31, 2015 and December 31, 2014, the outstanding amount of the 8.5% Notes was $425 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of March 31, 2015, the outstanding amount of the notes was $300 million. The notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of March 31, 2015.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of March 31, 2015 and December 31, 2014; consolidating statements of operations for the three months ended March 31, 2015 and 2014; and consolidating statements of cash flows for the three month periods ended March 31, 2015 and 2014, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of March 31, 2015 and December 31, 2014, and for the three month periods ended March 31, 2015 and 2014.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of March 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$26,659	$380	$2,411	$—	$29,450
Restricted cash	—	504	—	—	—	504
Receivables	—	16,715	815	3,881	—	21,411
Escrow proceeds receivable	—	2,347	4,846	—	—	7,193
Real estate inventories	—	824,361	566,354	87,090	—	1,477,805
Deferred loan costs, net	—	15,773	—	—	—	15,773
Goodwill	—	14,209	46,678	—	—	60,887
Intangibles, net	—	754	6,700	—	—	7,454
Deferred income taxes, net	—	88,361	—	—	—	88,361
Other assets, net	—	17,097	2,172	326	—	19,595
Investments in subsidiaries	576,422	(37,809)	(586,045)	—	47,432	—
Intercompany receivables	—	—	233,674	—	(233,674)	—
Total assets	$576,422	$968,971	$275,574	$93,708	$(186,242)	$1,728,433
LIABILITIES AND EQUITY
Accounts payable	$—	$35,630	$21,221	$2,402	$—	$59,253
Accrued expenses	—	69,730	4,455	105	—	74,290
Notes payable	—	58,500	—	38,421	—	96,921
Subordinated amortizing notes	—	18,957	—	—	—	18,957
5 3/4% Senior Notes	—	150,000	—	—	—	150,000
8 1/2% Senior Notes	—	429,849	—	—	—	429,849
7% Senior Notes	—	300,000	—	—	—	300,000
Intercompany payables	—	165,826	—	67,848	(233,674)	—
Total liabilities	—	1,228,492	25,676	108,776	(233,674)	1,129,270
Equity
William Lyon Homes stockholders’ equity	576,422	(259,521)	249,898	(37,809)	47,432	576,422
Noncontrolling interests	—	—	—	22,741	—	22,741
Total liabilities and equity	$576,422	$968,971	$275,574	$93,708	$(186,242)	$1,728,433

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$48,462	$573	$3,736	$—	$52,771
Restricted cash	—	504	—	—	—	504
Receivables	—	16,783	878	3,589	—	21,250
Escrow proceeds receivable	—	613	2,302	—	—	2,915
Real estate inventories	—	755,748	554,170	94,721	—	1,404,639
Deferred loan costs, net	—	15,988	—	—	—	15,988
Goodwill	—	14,209	46,678	—	—	60,887
Intangibles, net	—	957	6,700	—	—	7,657
Deferred income taxes, net	—	88,039	—	—	—	88,039
Other assets, net	—	17,243	2,176	358	—	19,777
Investments in subsidiaries	569,915	(35,961)	(574,129)	—	40,175	—
Intercompany receivables	—	—	232,895	—	(232,895)	—
Total assets	$569,915	$922,585	$272,243	$102,404	$(192,720)	$1,674,427
LIABILITIES AND EQUITY
Accounts payable	$—	$28,792	$19,023	$3,999	$—	$51,814
Accrued expenses	—	76,664	8,610	92	—	85,366
Notes payable	—	384	162	38,689	—	39,235
Subordinated Notes	—	20,717	—	—		20,717
5 3/4% Senior Notes	—	150,000	—	—		150,000
8 1/2% Senior Notes	—	430,149	—	—	—	430,149
7% Senior Notes	—	300,000	—	—		300,000
Intercompany payables	—	164,541	—	68,354	(232,895)	—
Total liabilities	—	1,171,247	27,795	111,134	(232,895)	1,077,281
Equity
William Lyon Homes stockholders’ equity	569,915	(248,662)	244,448	(35,961)	40,175	569,915
Noncontrolling interests	—	—	—	27,231	—	27,231
Total liabilities and equity	$569,915	$922,585	$272,243	$102,404	$(192,720)	$1,674,427

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$89,544	$83,134	$17,037	$—	$189,715
Construction services	—	7,453	—	—	—	7,453
Management fees	—	(511)	—	—	511	—
	—	96,486	83,134	17,037	511	197,168
Operating costs
Cost of sales - homes	—	(68,876)	(70,384)	(14,310)	(511)	(154,081)
Construction services	—	(6,029)	—	—	—	(6,029)
Sales and marketing	—	(5,754)	(5,524)	(946)	—	(12,224)
General and administrative	—	(11,319)	(2,629)	—	—	(13,948)
Amortization of intangible assets	—	(203)	—	—	—	(203)
Other	—	(1,136)	848	—	—	(288)
	—	(93,317)	(77,689)	(15,256)	(511)	(186,773)
Income (loss) from subsidiaries	6,682	(6,744)	—	—	62	—
Operating income (loss)	6,682	(3,575)	5,445	1,781	62	10,395
Other income (expense), net	—	4,366	4,813	(8,398)		781
Income (loss) before provision for income taxes	6,682	791	10,258	(6,617)	62	11,176
Provision for income taxes	—	(3,570)	—	—		(3,570)
Net income (loss)	6,682	(2,779)	10,258	(6,617)	62	7,606
Less: Net income attributable to noncontrolling interests	—	—	—	(924)		(924)
Net income (loss) attributable to William Lyon Homes	6,682	(2,779)	10,258	(7,541)	62	6,682
Net income (loss) available to common stockholders	$6,682	$(2,779)	$10,258	$(7,541)	$62	$6,682

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$106,599	$18,548	$15,152	$—	$140,299
Construction services	—	9,652	—	—	—	9,652
Management fees	—	455	—	—	(455)	—
	—	116,706	18,548	15,152	(455)	149,951
Operating costs
Cost of sales - homes	—	(80,429)	(15,057)	(11,181)	455	(106,212)
Construction services	—	(8,068)	—	—	—	(8,068)
Sales and marketing	—	(4,689)	(1,195)	(674)	—	(6,558)
General and administrative	—	(11,278)	(858)	—	—	(12,136)
Amortization of intangible assets	—	(618)	—	—	—	(618)
Other	—	(970)	(1)	409	—	(562)
	—	(106,052)	(17,111)	(11,446)	455	(134,154)
Income from subsidiaries	8,697	3,015	—	—	(11,712)	—
Operating income	8,697	13,669	1,437	3,706	(11,712)	15,797
Other income (expense), net	—	269	(3)	(147)	—	119
Income before provision for income taxes	8,697	13,938	1,434	3,559	(11,712)	15,916
Provision for income taxes	—	(4,574)	—	—	—	(4,574)
Net income	8,697	9,364	1,434	3,559	(11,712)	11,342
Less: Net income attributable to noncontrolling interests	—	—	—	(2,645)	—	(2,645)
Net income attributable to William Lyon Homes	8,697	9,364	1,434	914	(11,712)	8,697
Net income available to common stockholders	$8,697	$9,364	$1,434	$914	$(11,712)	$8,697

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$175	$(53,883)	$(6,451)	$(838)	$(175)	$(61,172)
Investing activities
Investments in and advances to unconsolidated joint ventures	—	(1,000)	—	—	—	(1,000)
Distributions from unconsolidated joint ventures	—	—	76	—	—	76
Purchases of property and equipment	—	(173)	15	8	—	(150)
Investments in subsidiaries	—	(4,896)	11,916	—	(7,020)	—
Net cash (used in) provided by investing activities	—	(6,069)	12,007	8	(7,020)	(1,074)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	6,148	—	6,148
Principal payments on notes payable	—	(384)	(162)	(6,416)	—	(6,962)
Proceeds from issuance of 5 3/4% notes	—	—	—	—	—	—
Proceeds from borrowings on revolver	—	89,000	—	—	—	89,000
Payments on revolver	—	(40,000)	—		—	(40,000)
Principal payments on subordinated amortizing notes	—	(1,760)	—	—	—	(1,760)
Payment of deferred loan costs	—	(561)	—	—	—	(561)
Proceeds from stock options exercised	—	106	—	—	—	106
Shares remitted to or withheld by Company for employee tax withholding	—	(1,632)	—	—	—	(1,632)
Noncontrolling interest distributions	—	—	—	(5,414)	—	(5,414)
Advances to affiliates	—	—	(4,808)	5,693	(885)	—
Intercompany receivables/payables	(175)	(6,620)	(779)	(506)	8,080	—
Net cash (used in) provided by financing activities	(175)	38,149	(5,749)	(495)	7,195	38,925
Net decrease in cash and cash equivalents	—	(21,803)	(193)	(1,325)	—	(23,321)
Cash and cash equivalents at beginning of period	—	48,462	573	3,736	—	52,771
Cash and cash equivalents at end of period	$—	$26,659	$380	$2,411	$—	$29,450

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$261	$(155,347)	$2,037	$(16,426)	$(261)	$(169,736)
Investing activities
Purchases of property and equipment	—	(1,264)	(19)	10	—	(1,273)
Investments in subsidiaries	—	46,095	—	—	(46,095)	—
Net cash provided by (used in) investing activities	—	44,831	(19)	10	(46,095)	(1,273)
Financing activities
Proceeds from borrowings on notes payable	—	(326)	326	20,112	—	20,112
Principal payments on notes payable	—	(6,857)	—	(12,607)	—	(19,464)
Proceeds from issuance of 5 3/4% notes	—	150,000	—	—	—	150,000
Payment of deferred loan costs	—	(2,549)	—	—	—	(2,549)
Proceeds from issuance of common stock	—	288	—	—	—	288
Noncontrolling interest contributions	—	—	—	8,392	—	8,392
Noncontrolling interest distributions	—	—	—	(6,413)	—	(6,413)
Advances to affiliates	—	—	6	(43,994)	43,988	—
Intercompany receivables/payables	(261)	(54,259)	(2,208)	54,360	2,368	—
Net cash (used in) provided by financing activities	(261)	86,297	(1,876)	19,850	46,356	150,366
Net (decrease) increase in cash and cash equivalents	—	(24,219)	142	3,434	—	(20,643)
Cash and cash equivalents at beginning of period	—	166,516	28	5,128	—	171,672
Cash and cash equivalents at end of period	$—	$142,297	$170	$8,562	$—	$151,029

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2015 and December 31, 2014, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes payable—The carrying amount is a reasonable estimate of fair value of the notes payable because market rates are unchanged and/or the outstanding balance at quarter end is expected to be repaid within one year.

•	Subordinated amortizing notes—The Subordinated amortizing notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	5 3/4% Senior Notes due April 15, 2019 —The 5 3/4% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	8 1/2% Senior Notes due November 15, 2020 —The 8 1/2% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	7% Senior Notes due August 15, 2022 —The 7% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$96,921	$96,921	$39,235	$39,235
Subordinated amortizing notes	$18,957	$23,340	$20,717	$20,717
5 3/4% Senior Notes due 2019	$150,000	$151,500	$150,000	$149,250
8 1/2% Senior Notes due 2020	$429,849	$459,000	$430,149	$462,410
7% Senior Notes due 2022	$300,000	$308,250	$300,000	$300,750
ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Notes payable, and Level 2 to measure the fair value of its Senior notes and Subordinated amortizing notes. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 fair value measurements:

Notes
Payable
(in thousands)
Fair value at December 31, 2014	$39,235
Repayments of principal (1)	(46,962)
Borrowings of principal (2)	104,648
Increase in value during the period	—
Fair value at March 31, 2015	$96,921

(1)	Represents the actual amount of principal repaid

(2)	Represents the actual amount of principal borrowed

Note 8—Related Party Transactions

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and a wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft (the “Aircraft”). The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $0.1 million. The note is due in September 2016. As of March 31, 2015 and December 31, 2014 the amortized balance of the note was $5.9 million and $5.8 million, respectively.
Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 31.9% and 28.7% for the three months ended March 31, 2015 and 2014, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests, related party loss recapture, the domestic production activities deduction, and release of valuation allowance.
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2015 the Company’s valuation allowance was $1.6 million due to projected excess realized built-in-losses and state net operating losses which may expire unused.
At March 31, 2015, the Company had $3.6 million remaining federal net operating loss carryforwards and $79.5 million remaining state net operating loss carryforwards. Federal and state net operating loss carryforwards begin to expire in 2031 and 2015, respectively. In addition, as of March 31, 2015, the Company had unused federal and state built-in losses of $64.2 million and $10.3 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at March 31, 2015, which have an indefinite life.
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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2011 through 2014 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2010 through 2014 and forward. The Company does not have any tax examinations currently in progress.
Note 10—Income Per Common Share
Basic and diluted income per common share for the three months ended March 31, 2015 and 2014 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Basic weighted average number of common shares outstanding	36,463,995	31,106,310
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,169,836	1,498,310
Diluted average shares outstanding	37,633,831	32,604,620
Net income available to common stockholders	$6,682	$8,697
Basic income per common share	$0.18	$0.28
Dilutive income per common share	$0.18	$0.27

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
During the three months ended March 31, 2015, the Company granted 197,614 shares of restricted stock, and 282,216 shares of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the three months ended March 31, 2015, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of a pre-established performance target as of the end of the 2015 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2016, 2017 and 2018, subject to each grantee’s continued service through each vesting date. Based on the assessment as of March 31, 2015, management determined that the currently available data was not sufficient to support that the achievement of performance targets is probable, and as such no compensation expense has been recognized for these awards to date.
Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the three months ended March 31, 2015, representing 177,397 shares of restricted stock, 141,102 shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2016, 2017 and 2018, and 36,295 of which are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2016 and 2017. With respect to the restricted stock awards granted to certain non-employee directors of the Company during the three months ended March 31, 2015, representing 20,217 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2015, September 1, 2015, December 1, 2015 and March 1, 2016, subject to each grantee’s continued service on the board through each vesting date.
Stock based compensation expense during the three months ended March 31, 2015 and 2014 was $1.4 million and $1.0 million, respectively.

Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of March 31, 2015, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $1.0 million and $0.6 million in the three months ended March 31, 2015 and 2014, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2015 (in thousands).

Year Ending December 31
2015	$1,800
2016	1,875
2017	1,647
2018	1,621
2019	1,237
Thereafter	2,124
Total	$10,304
As of March 31, 2015 and December 31, 2014, the Company had $0.5 million and $0.5 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $107.8 million at March 31, 2015, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of March 31, 2015, the Company had $120.6 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of March 31, 2015, the Company has made non-refundable deposits of $56.3 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $448.0 million as of March 31, 2015.

Note 13—Subsequent Events
No events have occurred subsequent to March 31, 2015, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, San Diego, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 59 years of homebuilding operations, over which time it has sold in excess of 93,000 homes. For the three months ended March 31, 2015 (the "2015 period"), the Company had revenues from homes sales of $189.7 million, a 35% increase from $140.3 million for the three months ended March 31, 2014 (the "2014 period"), which includes results from all reportable operating segments. The Company had net new home orders of 588 homes in the 2015 period, a 47% increase from 400 in the 2014 period, while the average sales price ("ASP") for homes closed decreased 4% to $489,000 in the 2015 period from $508,300 in the 2014 period.
Basis of Presentation
The accompanying condensed consolidated financial statements included herein have been prepared under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission (the "SEC"), and are presented on a going concern basis, which assumes the Company will be able to operate in the ordinary course of its business and realize its assets and discharge its liabilities for the foreseeable future.
Results of Operations
In the three months ended March 31, 2015, the Company delivered 388 homes, with an ASP of approximately $489,000, and recognized home sales revenue of $189.7 million. The Company generated net income of $6.7 million for the three months ended March 31, 2015, and earnings per share of $0.18, on a diluted basis. The Company recorded its thirteenth consecutive quarter of year-over-year improvement in certain key financial metrics, including new home orders and dollar value of backlog. The Company continues to see positive trends in sales prices over average sales price, as our average sales price of homes in backlog is approximately $494,200 as of March 31, 2015, which is incrementally higher than the average sales price of homes closed for the three months ended March 31, 2014 of $489,000.
On August 12, 2014, the Company completed its acquisition of the residential homebuilding operations of PNW Home Builders, L.L.C. and its affiliates, such operations being referred to herein as "Polygon Northwest Homes" and such acquisition being referred to herein as the "Polygon Acquisition", which marked the beginning of the Washington and Oregon segments. Financial data herein as of March 31, 2015, and for the three months ended March 31, 2015 include operations for the Washington and Oregon segments. There were no operations in the Washington and Oregon segments during the three months ended March 31, 2014, therefore period over period comparisons are not meaningful ("N/M") for such segments as indicated in the comparative tables below.
As of March 31, 2015, the Company was selling homes in 53 communities and had a consolidated backlog of 678 sold but unclosed homes, with an associated sales value of $335.1 million, representing a 38% increase in units, and a 27% increase in dollar value, as compared to the backlog at March 31, 2014.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 18.8% and 24.6%, respectively, for the three months ended March 31, 2015, as compared to 24.3% and 27.8%, respectively, for the three months ended March 31, 2014.
Comparisons of the Three Months Ended March 31, 2015 to March 31, 2014
Revenues from homes sales increased 35% to $189.7 million during the three months ended March 31, 2015, compared to $140.3 million during the three months ended March 31, 2014. The increase is primarily due to the addition of the Washington and Oregon segments, which contributed $57.8 million in revenue through 153 closings, plus a 10% increase in the average sales price of homes closed in California, Arizona, Nevada and Colorado to $561,500 in the 2015 period compared to $508,300 in the 2014 period. The number of net new home orders for the three months ended March 31, 2015 increased 47% to 588 homes from 400 homes for the three months ended March 31, 2014.

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Number of Net New Home Orders
California	184	233	(49)	(21)%
Arizona	44	63	(19)	(30)%
Nevada	46	82	(36)	(44)%
Colorado	85	22	63	286%
Subtotal	359	400	(41)	(10)%
Washington	114	—	114	NM
Oregon	115	—	115	NM
Total	588	400	188	47%
Cancellation Rate	17%	14%	3%
The 47% increase in net new homes orders is driven by (i) a 69% increase in average number of sales locations to 54 average locations in 2015, compared to 32 in the 2014 period, driven by the acquisition of Polygon Northwest Homes and the opening of new communities in Colorado; offset by (ii) a decrease in absorption rates as the number of orders per sales location decreased during the first quarter of 2015, from 12.5 orders per community, or 1.0 per week for the 2014 period, compared to 10.9 orders per community, or 0.8 per week in the 2015 period. The absorption rate was negatively affected by the close out of certain projects in the California and Nevada segments, which generally experience slower absorption rates for the final units of a project. Cancellation rates during the 2015 period increased to 17% from 14% during the 2014 period.

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Average Number of Sales Locations
California	17	14	3	21%
Arizona	5	6	(1)	(17)%
Nevada	9	8	1	13%
Colorado	13	4	9	225%
Subtotal	44	32	12	38%
Washington	5	—	5	NM
Oregon	5	—	5	NM
Total	54	32	22	69%
The average number of sales locations for the Company increased to 54 locations for the three months ended March 31, 2015 compared to 32 for the three months ended March 31, 2014, driven by the opening of new communities in all markets during 2015, as well as the addition of Polygon Northwest homes which increased our average number of locations by ten during the 2015 period. The increase in average number of sales locations is in line with the Company's growth plans as it continues to convert its land supply into home sites for customers.

	March 31,		Increase (Decrease)
	2015	2014	Amount	%
Backlog (units)
California	207	271	(64)	(24)%
Arizona	66	76	(10)	(13)%
Nevada	85	107	(22)	(21)%
Colorado	128	38	90	237%
Subtotal	486	492	(6)	(1)%
Washington	100	—	100	NM
Oregon	92	—	92	NM
Total	678	492	186	38%
The Company’s backlog at March 31, 2015 increased 38% to 678 units from 492 units at March 31, 2014. The increase is primarily attributable to the addition of the Washington and Oregon segments, which added 100 and 92 units, respectively, as of March 31, 2015, for which there was no comparable amount in the 2014 period, and an increase in the Colorado segment driven by strong order growth when compared with the 2014 period. These increases are partially offset by decreases in the California, Arizona and Nevada segments caused by fewer homes in backlog as of the beginning of the period when compared with the prior period.

	March 31,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$124,341	$161,217	$(36,876)	(23)%
Arizona	18,147	20,869	(2,722)	(13)%
Nevada	56,715	63,947	(7,232)	(11)%
Colorado	57,237	18,779	38,458	205%
Subtotal	256,440	264,812	(8,372)	(3)%
Washington	44,128	—	44,128	NM
Oregon	34,500	—	34,500	NM
Total	$335,068	$264,812	$70,256	27%
The dollar amount of backlog of homes sold but not closed as of March 31, 2015 was $335.1 million, up 27% from $264.8 million as of March 31, 2014. The increase primarily reflects the addition of the Washington and Oregon segments, partially offset by the unit fluctuations discussed above. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog decreased 23% to $124.3 million as of March 31, 2015 from $161.2 million as of March 31, 2014, which is attributable to a 24% decrease in the number of homes in backlog, to 207 at March 31, 2015 compared to 271 at March 31, 2014. In California, the cancellation rate increased to 19% for the three months ended March 31, 2015 from 12% for the three months ended March 31, 2014.
In Arizona, the dollar amount of backlog decreased 13% to $18.1 million as of March 31, 2015 from $20.9 million as of March 31, 2014, which is attributable to a 13% decrease in the number of homes in backlog, to 66 at March 31, 2015, from 76 at March 31, 2014. In the Arizona, the cancellation rate increased to 14% for the three months ended March 31, 2015 from 7% for the three months ended March 31, 2014.
In Nevada, the dollar amount of backlog decreased 11% to $56.7 million as of March 31, 2015 from $63.9 million as of March 31, 2014, attributable primarily to a 21% decrease in the number of homes in backlog as of March 31, 2015 to 85, from 107 at March 31, 2014. This decrease is partially offset by a 12% increase in average sales price of homes in backlog to $667,200 as of March 31, 2015, from $597,600 as of March 31, 2014. The increase reflects a shift in product mix to higher end projects that began during 2014 and continues into the current period. In Nevada, the cancellation rate increased to 22% for the three months ended March 31, 2015 from 19% for the three months ended March 31, 2014.

In Colorado, the dollar amount of backlog increased 205% to $57.2 million as of March 31, 2015 from $18.8 million as of March 31, 2014, which is attributable to a 237% increase in the number of units in backlog, to 128 units as of March 31, 2015, from 38 units as of March 31, 2014. In Colorado, the cancellation rate decreased to 9% for the three months ended March 31, 2015 from 24% for the three months ended March 31, 2014.
In the Washington and Oregon operating segments, the dollar amount of backlog was $44.1 million and $34.5 million as of March 31, 2015, respectively, with no comparable amount as of March 31, 2014.

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Number of Homes Closed
California	135	168	(33)	(20)%
Arizona	25	50	(25)	(50)%
Nevada	34	47	(13)	(28)%
Colorado	41	11	30	273%
Subtotal	235	276	(41)	(15)%
Washington	76	—	76	NM
Oregon	77	—	77	NM
Total	388	276	112	41%

During the three months ended March 31, 2015, the number of homes closed increased 41% to 388 from 276 in the 2014 period. The increase was primarily attributable to the addition of the Washington and Oregon segments during the three months ended March 31, 2015, which contributed 153 units during the 2015 period for which there is no comparable amount in the prior year, as well as an increase in the Colorado segment driven by an increase in the number of homes in backlog to begin the quarter when compared with the 2014 period. The decrease in California is driven by a lower number of homes in backlog to begin the quarter compared to the prior year, offset by a slightly higher conversion rate. The decrease in Arizona and Nevada is driven by a lower conversion rate.

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$79,340	$104,603	$(25,263)	(24)%
Arizona	7,186	13,278	(6,092)	(46)%
Nevada	27,242	17,149	10,093	59%
Colorado	18,189	5,269	12,920	245%
Subtotal	131,957	140,299	(8,342)	(6)%
Washington	31,280	—	31,280	NM
Oregon	26,478	—	26,478	NM
Total	$189,715	$140,299	$49,416	35%
The increase in homebuilding revenue of 35% to $189.7 million for the 2015 period from $140.3 million for the 2014 period is primarily attributable to $57.8 million of combined homebuilding revenue contributed by the Washington and Oregon segments in the 2015 period, for which no comparable amount exists in the prior period, coupled with a 10% increase in the average sales price of homes closed in all of our previously established segments, to $561,500 during the 2015 period from $508,300 during the 2014 period, due to a change in product mix and higher price points.

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Average Sales Price of Homes Closed
California	$587,700	$622,600	$(34,900)	(6)%
Arizona	287,400	265,600	21,800	8%
Nevada	801,200	364,900	436,300	120%
Colorado	443,600	479,000	(35,400)	(7)%
Subtotal average	561,500	508,300	53,200	10%
Washington	411,600	—	411,600	NM
Oregon	343,900	—	343,900	NM
Total	$489,000	$508,300	$(19,300)	(4)%

The average sales price of homes closed for the 2015 period decreased slightly due to the effect of the Washington and Oregon segments and their effect on product mix of our actively selling projects. In Nevada, the increase in average sales price of homes closed was attributable to 18 closings with an average sales price in excess of $900,000 during 2015 for which there were no comparable closings in the 2014 period.
Gross Margin
Homebuilding gross margins decreased to 18.8% for the three months ended March 31, 2015 from 24.3% in the 2014 period. Relative to the Company's previously established segments, the two segments contributing the most revenue and gross margin dollars during the three months ended March 31, 2015 were California and Nevada, which also had the largest change in vintage mix year-over-year, with each having less than a third of their closings at projects we owned at the time we reset basis in conjunction with fresh start accounting in February, 2012. In addition, a number of the closings occurring in those divisions were located within master planned communities which typically have a lower margin and include some form of profit participation. Finally, with the application of purchase accounting related to the acquisition of our Washington and Oregon segments, gross margins were negatively impacted by 230 basis points during the 2015 period.
For the comparison of the three months ended March 31, 2015 and the three months ended March 31, 2014, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 24.6% for the 2015 period compared to 27.8% for the 2014 period. The decrease was primarily a result of the changes for homebuilding gross margins described previously.
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

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Home sales revenue	$189,715	$140,299
Cost of home sales	154,081	106,212
Homebuilding gross margin	35,634	34,087
Homebuilding gross margin percentage	18.8%	24.3%
Add: Interest in cost of sales	6,701	4,653
Add: Purchase accounting adjustments	4,333	226
Adjusted homebuilding gross margin	$46,668	$38,966
Adjusted homebuilding gross margin percentage	24.6%	27.8%

Construction Services Revenue
Construction services revenue, which is only in the Southern and Northern California operating segments, was $7.5 million for the three months ended March 31, 2015, and $9.7 million for the three months ended March 31, 2014. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California.
Sales and Marketing Expense

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Sales and Marketing Expense
California	$4,894	$4,059	$835	21%
Arizona	685	667	18	3%
Nevada	1,806	1,302	504	39%
Colorado	1,345	530	815	154%
Subtotal	8,730	6,558	2,172	33%
Washington	2,226	—	2,226	NM
Oregon	1,268	—	1,268	NM
Total	$12,224	$6,558	$5,666	86%
Sales and marketing expense as a percentage of homebuilding revenue increased to 6.4% in the 2015 period compared to 4.7% in the 2014 period, driven primarily by higher advertising costs and upfront marketing costs of approximately 0.7% of homebuilding revenue related to future community openings, as well as higher outside broker expenses of an additional 1.0% of homebuilding revenue, compared to the prior year period.
General and Administrative Expense

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
General and Administrative Expense
California	$3,265	$3,165	$100	3%
Arizona	733	805	(72)	(9)%
Nevada	993	1,187	(194)	(16)%
Colorado	922	868	54	6%
Subtotal	5,913	6,025	(112)	(2)%
Washington	1,250	—	1,250	NM
Oregon	447	—	447	NM
Corporate	6,338	6,111	227	4%
Total	$13,948	$12,136	$1,812	15%
General and administrative expense as a percentage of homebuilding revenues decreased to 7.4% in the 2015 period compared to 8.7% in the 2014 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.

Other Items
Interest activity for the three months ended March 31, 2015 and March 31, 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest incurred	$18,033	$9,395
Less: Interest capitalized	18,033	9,395
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$11,700	$620
The increase in interest incurred for the three months ended March 31, 2015, compared to the interest incurred for the three months ended March 31, 2014, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets.
Provision for Income Taxes
During the three months ended March 31, 2015, the Company recorded a provision for income taxes of $3.6 million, for an effective tax rate of 31.9%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the three months ended March 31, 2014, the Company recorded a provision for income taxes of $4.6 million for an effective tax rate of 28.7%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $0.9 million during the 2015 period, from $2.6 million during the 2014 period. The decrease is attributable to a reduction in net income from a joint venture that was sold out during the first half of 2014 for which there was no activity during the three months ended March 31, 2015.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the three months ended March 31, 2015, and 2014 was $6.7 million, and $8.7 million, respectively.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	March 31,		Increase (Decrease)
	2015	2014	Amount	%
Lots Owned
California	2,318	2,305	13	1%
Arizona	5,396	5,330	66	1%
Nevada	2,982	2,938	44	1%
Colorado	938	1,041	(103)	(10)%
Subtotal	11,634	11,614	20	—%
Washington	1,351	—	1,351	NM
Oregon	1,148	—	1,148	NM
Total	14,133	11,614	2,519	22%
Lots Controlled(1)
California	1,097	1,956	(859)	(44)%
Arizona	—	228	(228)	(100)%
Nevada	83	178	(95)	(53)%
Colorado	183	208	(25)	(12)%
Subtotal	1,363	2,570	(1,207)	(47)%
Washington	728	—	728	NM
Oregon	1,249	—	1,249	NM
Total	3,340	2,570	770	30%
Total Lots Owned and Controlled	17,473	14,184	3,289	23%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 17,473 lots owned and controlled at March 31, 2015 from 14,184 lots at March 31, 2014, due primarily to acquisition of Polygon Northwest Homes.

Financial Condition and Liquidity
Throughout 2014 and the early part of 2015 the U.S. housing market has continued to improve on the momentum experienced during 2013 and continues to improve from the cyclical low points reached during the 2008—2009 national recession. In 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and excellent housing affordability. Historically, strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends such as population growth and household formation, falling mortgage rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. Many markets across the U.S. are exhibiting most of these positive characteristics.
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
The Company benefits from a sizable and well-located lot supply, and as of March 31, 2015, the Company owned 14,133 lots, all of which are entitled, and had options to purchase an additional 3,340 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2016 and beyond and largely insulates it from the heavy pricing competition for near-term finished lots.
The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from Internally generated funds from the sales of homes and/or land sales. During the three months ended March 31, 2015 the company has closed 388 homes and recorded total revenues of $197.2 million. During the three months ended March 31, 2015, the Company had cash used in operations of $61.2 million, which included investment in land acquisitions of $75.9 million, for net cash from operations of $14.7 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.
Acquisition of Polygon Northwest Homes
On August 12, 2014, the Company acquired the residential homebuilding operations of Polygon Northwest Homes for an aggregate cash purchase price of $520.0 million, an additional approximately $28.0 million at closing pursuant to initial working capital adjustments, plus an additional $4.3 million of consideration (the "Polygon Acquisition"). The Company financed the Polygon Acquisition with a combination of proceeds from its issuance of $300 million in aggregate principal amount of 7.00% senior notes due 2022, cash on hand including approximately $100 million of aggregate proceeds from several separate land banking arrangements with respect to land parcels located in California, Washington and Oregon, and $120 million of borrowings under a new one-year senior unsecured loan facility, which was subsequently paid off in full using proceeds from the November 2014 tangible equity units offering, as described below.
Tangible Equity Units
On November 21, 2014, in order to pay down amounts borrowed under the senior unsecured bridge loan facility entered into in conjunction with the Polygon Acquisition, the Company completed its public offering and sale of 1,000,000 6.50% tangible equity units (“TEUs”, or "Units"), sold for a stated amount of $100 per Unit, featuring a 17.5% conversion premium.  On December 3, 2014, the Company sold an additional 150,000 TEUs pursuant to an over-allotment option granted to the underwriters. Each TEU is a unit composed of two parts:

•	a prepaid stock purchase contract (a “purchase contract”); and

•	a senior subordinated amortizing note (an “amortizing note”).

Unless settled earlier at the holder’s option, each purchase contract will automatically settle on December 1, 2017 (the "mandatory settlement date"), and the Company will deliver not more than 5.2247 shares of Class A Common Stock and not less than 4.4465 shares of Class A Common Stock on the mandatory settlement date, subject to adjustment, based upon the applicable settlement rate and applicable market value of Class A Common Stock.

Each amortizing note will have an initial principal amount of $18.01, bear interest at the annual rate of 5.50% and have a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes will pay equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which was $1.8056 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal. The amortizing notes rank equally in right of payment to all of the

Company's existing and future senior indebtedness, other than borrowings under the Amended Facility and the Company's secured project level financing, which will be senior in right of payment to the obligations under the amortizing notes, in each case to the extent of the value of the assets securing such indebtedness.
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date . Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of March 31, 2015 and December 31, 2014, the amortizing notes had an unamortized carrying value of $19.0 million and $20.7 million, respectively.
The Company used the net proceeds from the offering of the TEUs to pay down approximately $111.2 million of outstanding debt under its senior unsecured bridge loan facility.

5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its offering of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of March 31, 2015, the outstanding amount of the 5.75% Notes was $150 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $300 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
8 1/2% Senior Notes Due 2020
On November 8, 2012, California Lyon completed its offering of 8.5% Senior Notes due 2020, (the "initial 8.5% Notes"), in an aggregate principal amount of $325 million. The initial 8.5% Notes were issued at 100% of their aggregate principal amount.

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
As of March 31, 2015 the outstanding principal amount of the 8.5% Notes was $430 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including, including the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of March 31, 2015, the outstanding amount of the 7.00% Notes was $300 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indenture governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contains covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2015.
Revolving Lines of Credit
On March 27, 2015, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement for a revolving credit facility of up to $100 million (the "Revolver") was amended and restated in its entirety (as so amended and restated, the “Amended Facility”). The Amended Facility amends and restates the Revolver and provides for total lending commitments of $130.0 million. In addition, the Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances (up from a maximum aggregate of $125.0 million under the previous facility), as well as a sublimit of $50.0 million for letters of credit, and extends the maturity date of the previous facility by one year to August 7, 2017.
The Amended Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of March 31, 2015.
Borrowings under the Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of March 31, 2015, the Company had $49.0 million outstanding against the Amended Facility at an effective rate of 5.25%, as well as a letter of credit for $4.0 million further reducing the amount available under the Amended Facility.

Construction Notes Payable

    Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of March 31, 2015 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
November, 2014	24.0	13.5	November, 2017	3.75%	(1)
November, 2014	22.0	12.8	November, 2017	3.75%	(1)
March, 2014	26.0	5.3	October, 2016	3.17%	(2)
December, 2013	18.6	6.8	January, 2016	4.25%	(2)
June, 2013	28.0	—	June, 2016	4.00%	(3)
	$118.6	$38.4
(1) Loan bears interest at the prime rate +0.5%.
(2)Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(3) Loan bears interest at the prime rate +0.5%, with a rate floor of 4.0% .
Seller Financing

At March 31, 2015, the Company had $9.5 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at 5% per annum, is secured by the underlying land, and had an original maturity of April 2015, which was subsequently extended to August 2015.
Net Debt to Total Capital
The Company’s ratio of net debt to net book capital was 61.7% and 59.8% as of March 31, 2015 and December 31, 2014, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus redeemable convertible preferred stock and total equity (deficit)). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	March 31, 2015	December 31, 2014
	(dollars in thousands)
Notes payable and Senior Notes	$995,727	$940,101
Total equity	599,163	597,146
Total capital	$1,594,890	$1,537,247
Ratio of debt to total capital	62.4%	61.2%
Notes payable and Senior Notes	$995,727	$940,101
Less: Cash and cash equivalents and restricted cash	(29,954)	(53,275)
Net debt	965,773	886,826
Total equity	599,163	597,146
Total capital	$1,564,936	$1,483,972
Ratio of net debt to total capital	61.7%	59.8%
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
During the three months ended March 31, 2015, the Company acquired a non-controlling interest in an unconsolidated mortgage joint venture. During the year ended December 31, 2014 the Company acquired a non-controlling interest in another mortgage joint venture as a result of the acquisition of Polygon Northwest Homes.
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
Cash Flows—Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
For the three months ended March 31, 2015 and 2014, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to $61.2 million in the 2015 period from $169.7 million in the 2014 period. The change was primarily a result of (i) a net decrease in real estate inventories-owned of $63.1 million in the 2015 period primarily driven by $75.9 million in land acquisitions, compared to a use of $188.3 million in the 2014 period, and (ii) an increase in accounts payable of $7.4 million in the 2015 period compared to $1.6 million in the 2014 period due to timing of payments, offset by (iii) a decrease in accrued expenses of $11.2 million in the 2015 period compared to an increase of $3.7 million in the 2014 period primarily due to the timing of payments, and (iv) an increase in escrow proceeds receivable of $4.3 million in the 2015 period compared to an increase of $1.3 million in the 2014 period due to the timing of homes closed.

•
Net cash used in investing activities was $1.1 million in the 2015 period compared to $1.3 million in the 2014 period, primarily driven by (i) net cash paid to unconsolidated joint ventures of $1.0 million in the 2015 period, with no comparable amount in the 2014 period and (ii) purchases of property and equipment of $0.2 million in the 2015 period, compared to $1.3 million in the 2014 period.

•
Net cash provided by financing activities decreased to $38.9 million in the 2015 period from $150.4 million in the 2014 period. The change was primarily the result of (i) proceeds from issuance of 5 3/4% Senior notes of $150.0 million in the 2014 period, with no comparable amount in the 2015 period, offset by (ii) net borrowings of $49.0 million against the revolving line of credit in the 2015 period for which there was no comparable amount in the 2014 period.

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

Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of March 31, 2015 and only includes projects with lots owned as of March 31, 2015, lots consolidated in accordance with certain accounting principles as of March 31, 2015 or homes closed for the quarter ended March 31, 2015. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2015 (2)	Backlog at March 31, 2015 (3) (4)	Lots Owned as of March 31, 2015 (5)	Homes Closed for the Period Ended March 31, 2015	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Dana Point
Grand Monarch	2015	37	—	—	9	—	$ 2,550,000 - 2,850,000
Irvine
Agave	2013	96	96	—	—	7	(9)
Lyon Whistler (7)	2013	83	81	2	2	8	$ 945,000 - 1,125,000
Ladera Ranch
Covenant Hills	2015	14	—	—	14	—	$ 2,549,000 - 2,769,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	91	6	6	12	$ 370,000 - 450,000
Lyon Villas	2013	96	86	6	10	5	$ 440,000 - 522,000
Aurora (7)	2015	94	—	—	94	—	$ 452,000 - 562,000
Vireo (7)	2015	90	—	—	90	—	$ 543,000 - 633,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	—	—	74	—	$ 1,254,000 - 1,639,000
Hawthorne
360 South Bay:
The Townes	2013	96	93	3	3	10	$ 650,000 - 738,000
The Terraces	2014	93	75	17	18	17	$ 755,000 - 945,000
Lakewood
Canvas	2015	72	—	5	72	—	$ 430,000 - 470,000
Claremont
Meadow Park	2015	95	—	—	95	—	$ 441,000 - 493,000
San Diego County:
San Diego
Atrium	2014	80	54	26	26	3	$ 390,000 - 510,000
Riverside County:
Riverside
Bridle Creek	2015	10	5	3	5	5	$ 500,000 - 548,000

SkyRidge	2014	90	7	2	83	4	$ 500,000 - 543,000
TurnLeaf
Crossings	2014	139	3	4	57	2	$ 505,000 - 549,000
Coventry	2015	161	3	3	44	3	$ 553,000 - 578,000
Eastvale
Nexus	2015	220	—	—	220	—	TBD
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	—	—	77	—	$ 333,000 - 383,000
Citrus Pointe	2015	132	—	—	132	—	$ 349,000 - 388,000
Chino
Laurel Lane	2015	70	—	—	70	—	$ 498,000 - 543,000
Yucaipa
Cedar Glen	2015	143	—	28	143	—	$ 299,000 - 309,000
Alameda County
Newark
The Cove	2017	115	—	—	115	—	$ 540,000 - 603,000
The Strand	2017	138	—	—	138	—	$ 600,000 - 695,000
The Banks	2016	106	—	—	106	—	$ 648,000 - 719,000
The Tides	2016	111	—	—	111	—	$ 726,000 - 766,000
The Isles	2016	77	—	—	77	—	$ 790,000 - 835,000
Dublin
Terrace Ridge	2015	36	—	—	36	—	$ 1,055,000 - 1,120,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Vineyard II	2012	131	121	10	10	10	$ 514,000 - 540,000
Victory II	2014	104	19	23	85	9	$ 558,000 - 627,000
Brentwood
Palmilla (7)
El Sol	2014	52	34	6	18	13	$ 347,000 - 373,000
Cielo	2014	56	25	3	31	9	$ 399,000 - 454,000
Antioch
Oak Crest	2013	130	70	14	60	12	$ 443,000 - 488,000
San Joaquin County:
Tracy
Maplewood	2014	59	15	9	44	6	$ 450,000 - 532,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	—	16	110	—	$ 490,000 - 620,000
Mountain View
Guild 33	2015	33		21	33	—	$ 1,180,000 - 1,495,000
CALIFORNIA TOTAL		3,464	878	207	2,318	135

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2015 (2)	Backlog at March 31, 2015 (3) (4)	Lots Owned as of March 31, 2015 (5)	Homes Closed for the Period Ended March 31, 2015	Estimated Sales Price Range (6)
ARIZONA

Maricopa County:
Queen Creek
Hastings Farm
Villas	2012	337	331	6	6	7	$166,000 - 207,000
Estates	2012	153	118	9	35	2	$ 304,000 - 359,000
Meridian
Harvest	2015	448	—	7	448	—	$ 189,000 - 225,000
Homestead	2015	562	—	9	562	—	$ 227,000 - 300,000
Harmony	2015	505	—	2	505	—	$ 256,000 - 295,000
Horizons	2015	425	—	—	425	—	$ 280,000 - 325,000
Heritage	2015	370	—	—	370	—	$ 348,000 - 370,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	88	14	147	5	$ 228,000 - 261,000
Wagon Trail	2013	244	66	16	178	6	$ 238,000 - 295,000
Monument Ridge	2013	248	38	3	210	5	$ 261,000 - 365,000
Albany Village	2016	228	—	—	228	—	$ 182,000 - 199,000
Peoria
Rio Vista	2015	197	—	—	197	—	$ 169,000 - 198,000
Surprise
Rancho Mercado
Land (8)	N/A	1,896	—	—	1,896	—	N/A
Gilbert
Lyon’s Gate	2016	189	—	—	189	—	$ 215,000 - 236,000
ARIZONA TOTAL		6,037	641	66	5,396	25
NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	29	6	85	3	$ 211,000 - 231,000
Rhapsody	2014	63	35	11	28	3	$ 231,000 - 249,000
Las Vegas
Serenity Ridge	2013	108	73	10	35	6	$ 474,000 - 554,000
Lyon Estates	2014	128	17	8	111	—	$ 408,000 - 530,000
Sterling Ridge
Grand	2014	137	34	15	103	10	$ 870,000 - 915,000
Premier	2014	62	37	13	25	7	$ 1,244,000 - 1,312,000
Allegra	2016	88	—	—	88	—	$ 513,000 - 532,000
Tuscan Cliffs	2015	77	1	9	76	1	$ 731,000 - 781,000
Brookshire
Estates	2015	35	—	—	35	—	$ 565,000 - 598,000
Heights	2015	98	—	—	98	—	$ 399,000 - 421,000
Henderson
Lago Vista	2016	52	—	—	52	—	$ 881,000 - 935,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	104	8	107	4	$ 148,000 - 177,000
Series II	2014	218	4	5	214	—	$ 216,000 - 299,000
Land (8)	N/A	—	—	—	1,925	—	N/A
NEVADA TOTAL		1,391	334	85	2,982	34

COLORADO

Arapahoe County
Aurora Southshore
Hometown	2014	68	14	15	54	9	$ 328,000 - 364,000
Generations	2014	64	4	4	60	3	$ 380,000 - 435,000
Harmony	2015	52	—	4	52	—	$ 415,000 - 494,000
Signature	2015	37	—	1	37	—	$ 531,000 - 584,000
Douglas County
Castle Rock
Cliffside	2014	49	14	10	35	2	$ 472,000 - 550,000
Parker
Canterberry	2014	37	9	23	28	5	$ 330,000 - 366,000
Grand County
Granby
Granby Ranch	2012	54	26	—	28	1	$ 500,000 - 529,000
Jefferson County
Arvada
Candelas	2014	66	43	13	23	8	$ 380,000 - 434,000
Candelas II
Generations	2015	91	—	2	91	—	$ 389,000 - 459,000
4300's	2015	110	—	—	110	—	TBD
Leydon Rock
Garden	2014	56	5	9	51	3	$ 380,000 - 418,000
Park	2015	78	4	30	74	4	$ 375,000 - 420,000
Larimer County
Fort Collins
Timnath Ranch
Sonnet	2014	179	12	6	167	2	$ 353,000 - 426,000
Park	2014	92	15	6	77	3	$ 324,000 - 359,000
Loveland
Lakes at Centerra	2014	200	1	5	51	1	$ 340,000 - 390,000
COLORADO TOTAL		1,233	147	128	938	41

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2015 (2)	Backlog at March 31, 2015 (3) (4)	Lots Owned as of March 31, 2015 (5)	Homes Closed for the Period Ended March 31, 2015	Estimated Sales Price Range (6)
WASHINGTON (10)
King County
Issaquah	2015	365	—	—	365	—	$ 438,990 - 1,030,990
Cascara	2014	69	25	15	44	12	$ 297,000 - 414,000
The Brownstones at Issaquah Highlands	2014	176	41	31	135	18	$ 446,000 - 696,000
The Towns at Mill Creek Meadows	2014	122	43	24	79	20	$ 249,000 - 376,000
Bryant Heights	2015	89	—	—	89	—	$ 535,990 - 1,300,000
Ridgeview Townhomes	2017	41	—	—	41	—	$ 325,990 - 399,990
Snohomish County
Riverfront	2016	425	—	—	190	—	$ 229,990 - 450,000
The Reserve at North Creek	2014	127	53	26	74	16	$ 464,990 - 595,000
Silverlake Center	2015	100	—	—	100	—	$ 259,990 - 309,990
Pierce County
The Reserve at Maple Valley	2014	41	37	4	4	10	$ 390,000 - 446,000
Spanaway 230	2015	230	—	—	230	—	$ 199,990 - 315,990
WASHINGTON TOTAL		1,785	199	100	1,351	76

OREGON (10)
Clarkamus County:
Villebois	2014	97	73	13	24	14	$ 235,000 - 470,000
Calais at Villebois	2015	84	—	7	84	—	$ 289,990 - 489,990
Grande Pointe at Villebois	2016	100	—	—	100	—	$ 389,990 - 489,990
Villebois Zion III	2014	147	35	18	112	16	$ 215,000 - 260,000
Villebois V	2016	93	—	—	93	—	$ 274,990 - 344,990
Sparrow Creek	2016	205	—	—	205	—	$ 219,990 - 344,990
Brenchley Estates	2014	17	17	—	—	1	(9)
Washington County:
Baseline Woods	2014	232	76	22	156	20	$ 260,000 - 360,000
Murray & Weir	2014	81	30	12	51	15	$ 345,000 - 405,000
Twin Creeks at Copper Mountain	2014	94	17	9	77	11	$ 410,000 - 500,000
Bethany Creek Falls	2015	305	—	11	71	—	$ 259,990 - 509,990
Orenco Woods	2015	71	—	—	71	—	$ 289,990 - 369,990
Sunset Ridge	2015	104	—	—	104	—	$ 274,990 - 439,990
OREGON TOTAL		1,630	248	92	1,148	77

GRAND TOTALS		15,540	2,447	678	14,133	388

(1)
The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes. Includes lots owned, controlled or previously closed as of periods presented.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of March 31, 2015, 546 represent homes completed or under construction.

(5)	Lots owned as of March 31, 2015 include lots in backlog at March 31, 2015.

(6)	Sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)
Represents a parcel of land held for future development. It is unknown when the Company plans to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.

(9)	Project is completely sold out, therefore the sales price range is not applicable as of March 31, 2015.

(10)
Washington and Oregon were acquired on August 12, 2014 as part of the Polygon Northwest Homes Acquisition. Estimated number of homes at completion is the number of home to be built post-acquisition. Homes closed and year to date orders are from acquisition date through March 31, 2015.

Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Related Party Transactions
See Note 8 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s transactions with related parties.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; business combinations; and income taxes. Management believes that there have been no significant changes to these policies during the three months ended March 31, 2015, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at March 31, 2015 of $87.4 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended March 31, 2015 was 3.25%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $0.9 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of March 31, 2015 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at March 31, 2015
	2015	2016	2017	2018	2019
Fixed rate debt	$9,500	$—	$18,957	$—	$150,000	$725,000	$903,457	$951,590
Interest rate	5.0%	—	5.5%	—	5.75%	7.0%-8.5%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2015. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of March 31, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of March 31, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased from certain employees of the Company during the three month period ended March 31, 2015. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended March 31, 2015.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
January 31, 2015	—	N/A
February 28, 2015	—	N/A
March 31, 2015	66,377	$22.70
Total	66,377

Except as set forth above, the Company did not repurchase any of its equity securities during the three month period ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

10.1
Amendment and Restatement Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each subsidiary of the Borrower party thereto, the lenders listed on Schedule 1 thereto, and Credit Suisse AG, as administrative agent

10.2
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed April 2, 2015)

10.3
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Matthew R. Zaist, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed April 2, 2015)

10.4	Offer Letter by and between William Lyon Homes, Inc. and William H. Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed April 2, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: May 8, 2015	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

10.1
Amendment and Restatement Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each subsidiary of the Borrower party thereto, the lenders listed on Schedule 1 thereto, and Credit Suisse AG, as administrative agent

10.2
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed April 2, 2015)

10.3
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Matthew R. Zaist, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed April 2, 2015)

10.4	Offer Letter by and between William Lyon Homes, Inc. and William H. Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed April 2, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

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