Form 10-Q
period 2015-06-30
WILLIAM LYON HOMES
filed 2015-08-07
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 5, 2015
Common stock, Class A, par value $0.01	27,641,834
Common stock, Class B, par value $0.01	3,813,884

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to: our ability to realize the anticipated benefits from the acquisition of the residential homebuilding business of Polygon Northwest Homes; our ability to integrate successfully the Polygon Northwest Homes operations with our existing operations; any adverse effect on our business operations, or those of Polygon Northwest Homes, following consummation of the acquisition; worsening in general economic conditions either internationally, nationally or in regions in which we operate; worsening in markets for residential housing; decline in real estate values resulting in impairment of our real estate assets; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; volatility in the banking industry and credit markets; the timing of receipt of regulatory approvals and the opening of projects; the Company's inability to develop its communities successfully and in a timely manner; the Company's geographic concentration in the Western U.S. region; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of our ability to offset prior years’ taxable income with net operating losses; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; the availability of labor and homebuilding materials; adverse weather conditions, including the continuing drought in California; competition for home sales from other sellers of new and resale homes; cancellations and our ability to realize our backlog; building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future in the states in which we operate; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; changes in governmental laws and regulations; inability to comply with financial and other covenants under our debt instruments; whether we are able to refinance the outstanding balances of our debt obligations at their maturity; anticipated tax refunds; limitations on our ability to utilize our tax attributes; limitations on our ability to reverse any remaining portion of our valuation allowance with respect to our deferred tax assets; terrorism or other hostilities involving the United States; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of our insurance coverage; and the availability and cost of land for future development. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our past performance or past or present economic conditions in our housing markets are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$60,645	$52,771
Restricted cash — Note 1	504	504
Receivables	20,665	21,250
Escrow proceeds receivable	8,253	2,915
Real estate inventories — Note 5	1,552,251	1,404,639
Deferred loan costs, net	15,088	15,988
Goodwill	60,887	60,887
Intangibles, net of accumulated amortization of $10,085 as of June 30, 2015 and $9,420 as of December 31, 2014	6,993	7,657
Deferred income taxes, net valuation allowance of $1,584 as of June 30, 2015 and $1,626 as of December 31, 2014	89,825	88,039
Other assets, net	24,688	19,777
Total assets	$1,839,799	$1,674,427
LIABILITIES AND EQUITY
Accounts payable	$69,516	$51,814
Accrued expenses	85,267	85,366
Notes payable — Note 6	169,281	39,235
Subordinated amortizing notes — Note 6	17,349	20,717
5 3/4% Senior Notes due April 15, 2019 — Note 6	150,000	150,000
8 1/2% Senior Notes due November 15, 2020 — Note 6	429,545	430,149
7% Senior Notes due August 15, 2022 — Note 6	300,000	300,000
	1,220,958	1,077,281
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,370,514 and 28,073,438 shares issued, 27,641,834 and 27,487,257 outstanding at June 30, 2015 and December 31, 2014, respectively	284	281
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at June 30, 2015 and December 31, 2014	38	38
Additional paid-in capital	410,597	408,969
Retained earnings	179,586	160,627
Total William Lyon Homes stockholders’ equity	590,505	569,915
Noncontrolling interests — Note 3	28,336	27,231
Total equity	618,841	597,146
Total liabilities and equity	$1,839,799	$1,674,427
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating revenue
Home sales	$247,740	$168,157	$437,455	$308,456
Lots, land and other sales	—	1,711	—	1,711
Construction services — Note 1	6,955	9,941	14,408	19,593
	254,695	179,809	451,863	329,760
Operating costs
Cost of sales — homes	(200,248)	(128,306)	(354,329)	(234,518)
Cost of sales — lots, land and other	—	(1,320)	—	(1,320)
Construction services — Note 1	(5,898)	(8,405)	(11,927)	(16,473)
Sales and marketing	(14,904)	(8,924)	(27,128)	(15,482)
General and administrative	(13,415)	(11,019)	(27,363)	(23,155)
Amortization of intangible assets	(462)	(502)	(665)	(1,120)
Other	94	(729)	(194)	(1,291)
	(234,833)	(159,205)	(421,606)	(293,359)
Operating income	19,862	20,604	30,257	36,401
Other income, net	642	354	1,423	473
Income before provision for income taxes	20,504	20,958	31,680	36,874
Provision for income taxes — Note 9	(7,254)	(6,206)	(10,824)	(10,780)
Net income	13,250	14,752	20,856	26,094
Less: Net income attributable to noncontrolling interests	(973)	(2,467)	(1,897)	(5,112)
Net income available to common stockholders	$12,277	$12,285	$18,959	$20,982
Income per common share:
Basic	$0.34	$0.39	$0.52	$0.67
Diluted	$0.32	$0.38	$0.50	$0.64
Weighted average common shares outstanding:
Basic	36,565,369	31,224,252	36,514,962	31,159,422
Diluted	38,026,866	32,750,108	37,876,696	32,669,560
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2014	31,887	$319	$408,969	$160,627	$27,231	$597,146
Net income	—	—	—	18,959	1,897	20,856
Cash contributions from members of consolidated entities	—	—	—	—	5,625	5,625
Cash distributions to members of consolidated entities	—	—	—	—	(6,417)	(6,417)
Exercise of stock options	48	—	106	—	—	106
Shares remitted to Company to satisfy employee obligations	(85)	(1)	(1,631)	—	—	(1,632)
Stock based compensation expense	335	4	3,153	—	—	3,157
Balance - June 30, 2015	32,185	$322	$410,597	$179,586	$28,336	$618,841
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating activities
Net income	$20,856	$26,094
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,407	2,683
Net change in deferred income taxes	(1,786)	3,727
Stock based compensation expense	3,157	1,854
Equity in earnings of unconsolidated joint ventures	(763)	—
Reorganization items:
Net changes in operating assets and liabilities:
Restricted cash	—	350
Receivables	740	(744)
Escrow proceeds receivable	(5,338)	(276)
Real estate inventories	(137,049)	(257,546)
Real estate inventories — not owned	—	12,960
Other assets	(4,161)	(2,479)
Accounts payable	17,702	13,944
Accrued expenses	(67)	9,852
Liabilities from real estate inventories not owned	—	(12,960)
Net cash used in operating activities	(105,302)	(202,541)
Investing activities
Investments in and advances to unconsolidated joint ventures	(1,000)	—
Distributions from unconsolidated joint ventures	362	—
Purchases of property and equipment	(247)	(1,640)
Net cash used in investing activities	(885)	(1,640)
Financing activities
Proceeds from borrowings on notes payable	28,394	34,153
Principal payments on notes payable	(11,848)	(38,720)
Proceeds from issuance of 5 3/4% senior notes	—	150,000
Proceeds from borrowings on Revolver	144,000	—
Payments on Revolver	(40,000)	—
Principal payments on subordinated amortizing notes	(3,368)	—
Payment of deferred loan costs	(799)	(3,560)
Proceeds from stock options exercised	106	285
Shares remitted to, or withheld by the Company for employee tax withholding	(1,632)	(1,414)
Offering costs related to sale of common stock	—	(105)
Noncontrolling interest contributions	5,625	8,742
Noncontrolling interest distributions	(6,417)	(14,091)
Net cash provided by financing activities	114,061	135,290
Net increase (decrease) in cash and cash equivalents	7,874	(68,891)
Cash and cash equivalents — beginning of period	52,771	171,672
Cash and cash equivalents — end of period	$60,645	$102,781
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable related to land acquisition	$9,500	$2,413
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2015 and December 31, 2014 and revenues and expenses for the three and six month periods ended June 30, 2015 and 2014. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves either approximately one percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the six months ended June 30, 2015 and 2014, are as follows (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Warranty liability, beginning of period	$18,155	$14,935
Warranty provision during period	3,057	3,693
Warranty payments during period	(3,767)	(3,449)
Warranty charges related to construction services projects	594	652
Warranty liability, end of period	$18,039	$15,831
The Company began accruing for warranty costs for units closed in the Washington and Oregon segments in conjunction with their acquisition (see Note 2) at a set rate per home. The Company did not assume any warranty liability for units closed prior to the acquisition date.
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Interest activity for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Interest incurred	$18,611	$11,919	$36,644	$21,314
Less: Interest capitalized	18,611	11,919	36,644	21,314
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$23,325	$19,051	$35,025	$19,671
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2015 and December 31, 2014. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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
Impact of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. The Company has not yet selected a transition method, and is currently evaluating the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

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
The Company financed the Polygon Acquisition with a combination of proceeds as follows: (i) $300 million in aggregate principal amount of 7.00% senior notes due 2022, (ii) approximately $100 million of aggregate proceeds from several land banking arrangements for land parcels located in California, Washington and Oregon, (iii) $120 million of borrowings under a senior unsecured loan facility which was subsequently paid off, and (iv) cash on hand.
As a result of the Polygon Acquisition, the entities comprising the business of Polygon Northwest Homes became wholly-owned direct or indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the date of the Polygon Acquisition. For the three and six months ended June 30, 2015, operating revenue and income before provision for income taxes from Polygon operations, were $98.4 million and $156.1 million, and $10.1 million and $15.0 million, respectively.
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
$492,418

As of June 30, 2015 the Company had not completed its final estimate of the fair value of the net assets of Polygon Northwest Homes, as the Company is waiting for additional information to finalize the valuation of real estate inventories, intangible assets, goodwill and tax related matters, which is expected to be completed during August 2015. As such, the estimates used as of June 30, 2015 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

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
There were no acquisition related costs incurred during the three and six months ended June 30, 2015.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three and six months ended June 30, 2014 as if the Polygon Acquisition had been completed as of January 1, 2013 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Operating revenues	$253,696	$446,817
Net income available to common stockholders	$14,957	$25,190
Income per share - basic	$0.48	$0.81
Income per share - diluted	$0.46	$0.77
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

Note 3—Variable Interest Entities and Noncontrolling Interests
As of June 30, 2015 and December 31, 2014, the Company was party to seven and six joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of June 30, 2015 and December 31, 2014.
As of June 30, 2015, the assets of the consolidated VIEs totaled $104.2 million, of which $6.9 million was cash and cash equivalents and $93.7 million was real estate inventories. The liabilities of the consolidated VIEs totaled $60.9 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2014, the assets of the consolidated VIEs totaled $88.1 million, of which $3.3 million was cash and cash equivalents and $81.3 million was real estate inventories. The liabilities of the consolidated VIEs totaled $45.0 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 4—Segment Information
The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting ("ASC 280"), the Company has determined that each of its operating divisions is an operating segment.The Company’s Co-Chief Executive Officers have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. As such, in accordance with the aggregation criteria defined by FASB ASC Topic 280, Segment Reporting (“ASC 280”), the Company’s homebuilding operating segments have been grouped into six reportable segments:
California, consisting of operating divisions in i) Southern California, consisting of operations in Orange, Los Angeles, San Diego, Riverside and San Bernardino counties; and ii) Northern California, consisting of operations in Alameda, Contra Costa, San Joaquin, and Santa Clara counties.

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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating revenue:
California (1)	$87,661	$135,817	174,454	250,072
Arizona	10,508	16,431	17,694	29,709
Nevada	30,771	18,392	58,013	35,541
Colorado	27,404	9,169	45,593	14,438
Washington	46,186	—	77,466	—
Oregon	52,165	—	78,643	—
Total operating revenue	$254,695	$179,809	$451,863	$329,760

(1) Operating revenue in the California segment includes construction services revenue.
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Income before provision for income taxes
California	$11,765	$23,193	21,077	43,831
Arizona	306	2,321	610	3,672
Nevada	2,687	1,673	6,049	3,029
Colorado	809	(453)	639	(1,112)
Washington	4,319	—	6,892	—
Oregon	5,866	—	8,111	—
Corporate	(5,248)	(5,776)	(11,698)	(12,546)
Income before provision for income taxes	$20,504	$20,958	$31,680	$36,874

	June 30, 2015	December 31, 2014
Homebuilding assets:
California	$667,994	$572,900
Arizona	196,743	179,529
Nevada	163,215	135,358
Colorado	126,982	131,085
Washington	253,391	281,456
Oregon	195,848	200,761
Corporate (1)	235,626	173,338
Total homebuilding assets	$1,839,799	$1,674,427

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, deferred loan costs, and other assets.
Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Real estate inventories:
Land deposits	$58,267	$65,873
Land and land under development	926,592	1,057,860
Homes completed and under construction	465,716	225,496
Model homes	101,676	55,410
Total	$1,552,251	$1,404,639

Note 6—Senior Notes, Secured, and Unsecured Indebtedness

	June 30, 2015	December 31, 2014
Notes payable:
Construction notes payable	$57,781	$38,688
Seller financing	7,500	547
Revolving line of credit	104,000	—
Total notes payable	169,281	39,235

Subordinated amortizing notes	17,349	20,717

Senior notes:
5 3/4% Senior Notes due April 15, 2019	150,000	150,000
8 1/2% Senior Notes due November 15, 2020	429,545	430,149
7% Senior Notes due August 15, 2022	300,000	300,000
Total senior notes	879,545	880,149

Total notes payable and senior notes	$1,066,175	$940,101

As of June 30, 2015, the maturities of the Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 8 1/2% Senior Notes, and 7% Senior Notes are as follows (in thousands):

Year Ending December 31,
2015	$7,500
2016	18,502
2017	160,628
2018	—
2019	150,000
Thereafter	725,000
$1,061,630
Maturities above exclude premium on 8 1/2% Senior Notes of $4.5 million as of June 30, 2015.

Notes Payable
Construction Notes Payable

Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of June 30, 2015 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
April, 2015	$18.5	$8.8	October, 2017	3.75%	(1)
November, 2014	24.0	15.8	November, 2017	3.75%	(1)
November, 2014	22.0	14.7	November, 2017	3.75%	(1)
March, 2014	26.0	11.7	October, 2016	3.19%	(2)
December, 2013	18.6	6.8	January, 2016	4.25%	(2)
	$109.1	$57.8
(1) Loan bears interest at the prime rate +0.5%.
(2) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
Seller Financing

At June 30, 2015, the Company had $7.5 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at 5% per annum, is secured by the underlying land, and had an original maturity of April 2015, which was subsequently extended to August 2015.
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

nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of June 30, 2015.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s direct and indirect wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of June 30, 2015, the Company had $104.0 million outstanding against the Amended Facility at an effective rate of 3.41%, as well as a letter of credit for $7.3 million. As of December 31, 2014, the Company had no amounts outstanding under the Amended Facility, with the exception of the above mentioned letter of credit.

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
Each amortizing note had an initial principal amount of $18.01, bear interest at the annual rate of 5.50% and have a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes will pay equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which was $1.8056 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal. The amortizing notes rank equally in right of payment to all of the Company's existing and future senior indebtedness, other than borrowings under the Amended Facility and the Company's secured project level financing, which will be senior in right of payment to the obligations under the amortizing notes, in each case to the extent of the value of the assets securing such indebtedness.
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of June 30, 2015 and December 31, 2014, the amortizing notes had an unamortized carrying value of $17.3 million and $20.7 million, respectively.
Senior Notes
5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its private placement with registration rights of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount. In August 2014, we exchanged 100% of the initial 5.75% Notes for notes that are freely transferable and registered under the Securities Act of 1933, as amended (the “Securities Act”).

As of June 30, 2015, the outstanding amount of the 5.75% Notes was $150 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $300 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

8 1/2% Senior Notes Due 2020
On November 8, 2012, California Lyon completed its private placement with registration rights of 8.5% Senior Notes due 2020, (the "initial 8.5% notes"), in an aggregate principal amount of $325 million. The initial 8.5% Notes were issued at 100% of their aggregate principal amount. In July 2013, we exchanged 100% of the initial 8.5% Notes for notes that are freely transferable and registered under the Securities Act.

On October 24, 2013, California Lyon completed its private placement with registration rights of an additional $100.0 million in aggregate principal amount of its 8.5% Senior Notes due 2020 (the “additional 8.5 % Notes”, and together with the initial 8.5% notes, the "8.5% Notes" ) at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, resulting in net proceeds of approximately $104.7 million. In February 2014, we exchanged 100% of the additional 8.5% Notes for notes that are freely transferable and registered under the Securities Act.
As of both June 30, 2015 and December 31, 2014, the outstanding amount of the 8.5% Notes was $425 million, excluding unamortized premium of $4.5 million and $5.1 million, respectively. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

7% Senior Notes Due 2022
On August 11, 2014, WLH PNW Finance Corp. (“Escrow Issuer”), completed its private placement with registration rights of 7.00% Senior Notes due 2022 (the “7.00% Notes”), in an aggregate principal amount of $300 million. The 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Polygon Acquisition, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the 2022 Notes and the related indenture by operation of law (the “Escrow Merger”). Following the Escrow Merger, California Lyon is the obligor under the 2022 Notes. In January 2015, we exchanged 100% of the initial 7.00% Notes for notes that are freely transferable and registered under the Securities Act.
As of June 30, 2015, the outstanding amount of the notes was $300 million. The notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150.0 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of June 30, 2015.
GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of June 30, 2015 and December 31, 2014; consolidating statements of operations for the three and six months ended June 30, 2015 and 2014; and consolidating statements of cash flows for the six month periods ended June 30, 2015 and 2014, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of June 30, 2015 and December 31, 2014, and for the three and six month periods ended June 30, 2015 and 2014.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of June 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$52,607	$764	$7,274	$—	$60,645
Restricted cash	—	504	—	—	—	504
Receivables	—	16,489	368	3,808	—	20,665
Escrow proceeds receivable	—	1,831	6,422	—	—	8,253
Real estate inventories	—	878,748	566,227	107,276	—	1,552,251
Deferred loan costs, net	—	15,088	—	—	—	15,088
Goodwill	—	14,209	46,678	—	—	60,887
Intangibles, net	—	293	6,700	—	—	6,993
Deferred income taxes, net	—	89,825	—	—	—	89,825
Other assets, net	—	21,803	2,591	294	—	24,688
Investments in subsidiaries	590,505	(37,425)	(567,502)	—	14,422	—
Intercompany receivables	—	—	234,741	—	(234,741)	—
Total assets	$590,505	$1,053,972	$296,989	$118,652	$(220,319)	$1,839,799
LIABILITIES AND EQUITY
Accounts payable	$—	$58,037	$8,827	$2,652	$—	$69,516
Accrued expenses	—	58,915	26,257	95	—	85,267
Notes payable	—	111,500	—	57,781	—	169,281
Subordinated amortizing notes	—	17,349	—	—	—	17,349
5 3/4% Senior Notes	—	150,000	—	—	—	150,000
8 1/2% Senior Notes	—	429,545	—	—	—	429,545
7% Senior Notes	—	300,000	—	—	—	300,000
Intercompany payables	—	167,528	—	67,213	(234,741)	—
Total liabilities	—	1,292,874	35,084	127,741	(234,741)	1,220,958
Equity
William Lyon Homes stockholders’ equity (deficit)	590,505	(238,902)	261,905	(37,425)	14,422	590,505
Noncontrolling interests	—	—	—	28,336	—	28,336
Total liabilities and equity	$590,505	$1,053,972	$296,989	$118,652	$(220,319)	$1,839,799

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$48,462	$573	$3,736	$—	$52,771
Restricted cash	—	504	—	—	—	504
Receivables	—	16,783	878	3,589	—	21,250
Escrow proceeds receivable	—	613	2,302	—	—	2,915
Real estate inventories	—	755,748	554,170	94,721	—	1,404,639
Deferred loan costs, net	—	15,988	—	—	—	15,988
Goodwill	—	14,209	46,678	—	—	60,887
Intangibles, net	—	957	6,700	—	—	7,657
Deferred income taxes, net	—	88,039	—	—	—	88,039
Other assets, net	—	17,243	2,176	358	—	19,777
Investments in subsidiaries	569,915	(35,961)	(574,129)	—	40,175	—
Intercompany receivables	—	—	232,895	—	(232,895)	—
Total assets	$569,915	$922,585	$272,243	$102,404	$(192,720)	$1,674,427
LIABILITIES AND EQUITY
Accounts payable	$—	$28,792	$19,023	$3,999	$—	$51,814
Accrued expenses	—	76,664	8,610	92	—	85,366
Notes payable	—	384	162	38,689	—	39,235
Subordinated amortizing notes	—	20,717	—	—		20,717
5 3/4% Senior Notes	—	150,000	—	—		150,000
8 1/2% Senior Notes	—	430,149	—	—	—	430,149
7% Senior Notes	—	300,000	—	—		300,000
Intercompany payables	—	164,541	—	68,354	(232,895)	—
Total liabilities	—	1,171,247	27,795	111,134	(232,895)	1,077,281
Equity
William Lyon Homes stockholders’ equity (deficit)	569,915	(248,662)	244,448	(35,961)	40,175	569,915
Noncontrolling interests	—	—	—	27,231	—	27,231
Total liabilities and equity	$569,915	$922,585	$272,243	$102,404	$(192,720)	$1,674,427

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$104,998	$136,263	$6,479	$—	$247,740
Construction services	—	6,955	—	—	—	6,955
Management fees	—	(195)	—	—	195	—
	—	111,758	136,263	6,479	195	254,695
Operating costs
Cost of sales - homes	—	(80,482)	(114,216)	(5,355)	(195)	(200,248)
Construction services	—	(5,898)	—	—	—	(5,898)
Sales and marketing	—	(6,412)	(7,776)	(716)	—	(14,904)
General and administrative	—	(10,669)	(2,746)	—	—	(13,415)
Amortization of intangible assets	—	(462)	—	—	—	(462)
Other	—	(401)	495	—	—	94
	—	(104,324)	(124,243)	(6,071)	(195)	(234,833)
Income from subsidiaries	12,277	276	—	—	(12,553)	—
Operating income	12,277	7,710	12,020	408	(12,553)	19,862
Other income (expense), net	—	840	(14)	(184)	—	642
Income before provision for income taxes	12,277	8,550	12,006	224	(12,553)	20,504
Provision for income taxes	—	(7,254)	—	—	—	(7,254)
Net income	12,277	1,296	12,006	224	(12,553)	13,250
Less: Net income attributable to noncontrolling interests	—	—	—	(973)	—	(973)
Net income (loss) available to common stockholders	$12,277	$1,296	$12,006	$(749)	$(12,553)	$12,277

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$136,300	$23,889	$9,679	$—	$169,868
Construction services	—	9,941	—	—	—	9,941
Management fees	—	685	—	—	(685)	—
	—	146,926	23,889	9,679	(685)	179,809
Operating costs
Cost of sales - homes	—	(103,732)	(19,466)	(7,113)	685	(129,626)
Construction services	—	(8,405)	—	—	—	(8,405)
Sales and marketing	—	(6,743)	(1,620)	(561)	—	(8,924)
General and administrative	—	(10,220)	(797)	(2)	—	(11,019)
Amortization of intangible assets	—	(502)	—	—	—	(502)
Other	—	(929)	19	181	—	(729)
	—	(130,531)	(21,864)	(7,495)	685	(159,205)
Income from subsidiaries	12,285	1,949	—	—	(14,234)	—
Operating income	12,285	18,344	2,025	2,184	(14,234)	20,604
Other income (expense), net	—	606	(8)	(244)	—	354
Income before provision for income taxes	12,285	18,950	2,017	1,940	(14,234)	20,958
Provision for income taxes	—	(6,206)	—	—	—	(6,206)
Net income	12,285	12,744	2,017	1,940	(14,234)	14,752
Less: Net income attributable to noncontrolling interests	—	—	—	(2,467)	—	(2,467)
Net income (loss) available to common stockholders	$12,285	$12,744	$2,017	$(527)	$(14,234)	$12,285

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$194,542	$219,397	$23,516	$—	$437,455
Construction services	—	14,408	—	—	—	14,408
Management fees	—	(706)	—	—	706	—
	—	208,244	219,397	23,516	706	451,863
Operating costs
Cost of sales - homes	—	(149,358)	(184,600)	(19,665)	(706)	(354,329)
Construction services	—	(11,927)	—	—	—	(11,927)
Sales and marketing	—	(12,166)	(13,300)	(1,662)	—	(27,128)
General and administrative	—	(21,988)	(5,375)	—	—	(27,363)
Amortization of intangible assets	—	(665)	—	—	—	(665)
Other	—	(1,537)	1,343	—	—	(194)
	—	(197,641)	(201,932)	(21,327)	(706)	(421,606)
Income (loss) from subsidiaries	18,959	(6,468)	—	—	(12,491)	—
Operating income	18,959	4,135	17,465	2,189	(12,491)	30,257
Other income (expense), net	—	5,206	4,799	(8,582)	—	1,423
Income (loss) before provision for income taxes	18,959	9,341	22,264	(6,393)	(12,491)	31,680
Provision for income taxes	—	(10,824)	—	—	—	(10,824)
Net income (loss)	18,959	(1,483)	22,264	(6,393)	(12,491)	20,856
Less: Net income attributable to noncontrolling interests	—	—	—	(1,897)	—	(1,897)
Net income (loss) available to common stockholders	$18,959	$(1,483)	$22,264	$(8,290)	$(12,491)	$18,959

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$242,899	$42,437	$24,831	$—	$310,167
Construction services	—	19,593	—	—	—	19,593
Management fees	—	1,140	—	—	(1,140)	—
	—	263,632	42,437	24,831	(1,140)	329,760
Operating costs
Cost of sales - homes	—	(184,161)	(34,523)	(18,294)	1,140	(235,838)
Construction services	—	(16,473)	—	—	—	(16,473)
Sales and marketing	—	(11,432)	(2,815)	(1,235)	—	(15,482)
General and administrative	—	(21,498)	(1,655)	(2)	—	(23,155)
Amortization of intangible assets	—	(1,120)	—	—	—	(1,120)
Other	—	(1,899)	18	590	—	(1,291)
	—	(236,583)	(38,975)	(18,941)	1,140	(293,359)
Income from subsidiaries	20,982	4,964	—	—	(25,946)	—
Operating income	20,982	32,013	3,462	5,890	(25,946)	36,401
Other income (expense), net	—	875	(11)	(391)	—	473
Income before provision for income taxes	20,982	32,888	3,451	5,499	(25,946)	36,874
Provision for income taxes	—	(10,780)	—	—	—	(10,780)
Net income	20,982	22,108	3,451	5,499	(25,946)	26,094
Less: Net income attributable to noncontrolling interests	—	—	—	(5,112)	—	(5,112)
Net income available to common stockholders	$20,982	$22,108	$3,451	$387	$(25,946)	$20,982

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(1,631)	$(98,069)	$13,229	$(20,462)	$1,631	$(105,302)
Investing activities
Investments in and advances to unconsolidated joint ventures	—	(1,000)	—	—	—	(1,000)
Distributions from unconsolidated joint ventures	—	—	362	—	—	362
Purchases of property and equipment	—	(303)	41	15	—	(247)
Investments in subsidiaries	—	(5,004)	(6,627)	—	11,631	—
Net cash (used in) provided by investing activities	—	(6,307)	(6,224)	15	11,631	(885)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	28,394	—	28,394
Principal payments on notes payable	—	(2,385)	(162)	(9,301)	—	(11,848)
Proceeds from borrowings on Revolver	—	144,000	—	—	—	144,000
Payments on Revolver	—	(40,000)	—	—	—	(40,000)
Principal payments on subordinated amortizing notes	—	(3,368)	—	—	—	(3,368)
Payment of deferred loan costs	—	(799)	—	—	—	(799)
Proceeds from stock options exercised	—	106	—	—	—	106
Shares remitted to or withheld by Company for employee tax withholding	—	(1,632)	—	—	—	(1,632)
Noncontrolling interest contributions	—	—	—	5,625	—	5,625
Noncontrolling interest distributions	—	—	—	(6,417)	—	(6,417)
Advances to affiliates	—	—	(4,807)	6,826	(2,019)	—
Intercompany receivables/payables	1,631	12,599	(1,845)	(1,142)	(11,243)	—
Net cash provided by (used in) financing activities	1,631	108,521	(6,814)	23,985	(13,262)	114,061
Net increase in cash and cash equivalents	—	4,145	191	3,538	—	7,874
Cash and cash equivalents at beginning of period	—	48,462	573	3,736	—	52,771
Cash and cash equivalents at end of period	$—	$52,607	$764	$7,274	$—	$60,645

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(619)	$(199,766)	$5,062	$(7,837)	$619	$(202,541)
Investing activities
Purchases of property and equipment	—	(1,609)	(31)	—	—	(1,640)
Investments in subsidiaries	—	50,342	—	—	(50,342)	—
Net cash provided by (used in) investing activities	—	48,733	(31)	—	(50,342)	(1,640)
Financing activities
Proceeds from borrowings on notes payable	—	394	(394)	34,153	—	34,153
Principal payments on notes payable	—	(10,428)	—	(28,292)	—	(38,720)
Proceeds from issuance of 5 3/4% notes	—	150,000	—	—	—	150,000
Payment of deferred loan costs	—	(3,560)	—	—	—	(3,560)
Proceeds from exercise of stock options	—	285	—	—	—	285
Shares remitted to Company for employee tax witholding	—	(1,414)	—	—	—	(1,414)
Offering costs related to sale of common stock	—	(105)	—	—	—	(105)
Noncontrolling interest contributions	—	—	—	8,742	—	8,742
Noncontrolling interest distributions	—	—	—	(14,091)	—	(14,091)
Advances to affiliates	—	—	5	(45,765)	45,760	—
Intercompany receivables/payables	619	(55,011)	(4,609)	55,038	3,963	—
Net cash provided by (used in) financing activities	619	80,161	(4,998)	9,785	49,723	135,290
Net (decrease) increase in cash and cash equivalents	—	(70,872)	33	1,948	—	(68,891)
Cash and cash equivalents at beginning of period	—	166,516	28	5,128	—	171,672
Cash and cash equivalents at end of period	$—	$95,644	$61	$7,076	$—	$102,781

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2015 and December 31, 2014, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$169,281	$169,281	$39,235	$39,235
Subordinated amortizing notes	$17,349	$24,004	$20,717	$20,717
5 3/4% Senior Notes due 2019	$150,000	$151,125	$150,000	$149,250
8 1/2% Senior Notes due 2020	$429,545	$459,000	$430,149	$462,410
7% Senior Notes due 2022	$300,000	$310,500	$300,000	$300,750
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

Note 8—Related Party Transactions

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and a wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft (the “Aircraft”). The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $0.1 million. The note is due in September 2016. As of June 30, 2015 and December 31, 2014 the amortized balance of the note was $5.9 million and $5.8 million, respectively.
Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 35.4% and 34.2%, and 29.6% and 29.2% for the three and six months ended June 30, 2015 and 2014, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests and the domestic production activities deduction,.
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2015 the Company’s valuation allowance was $1.6 million due to projected excess realized built-in-losses and state net operating losses which may expire unused.
At June 30, 2015, the Company had $3.6 million remaining federal net operating loss carryforwards and $79.5 million of remaining state net operating loss carryforwards. Federal and state net operating loss carryforwards begin to expire in 2031 and 2015, respectively. In addition, as of June 30, 2015, the Company had unused federal and state built-in losses of $64.2 million and $10.3 million, respectively. The five year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at June 30, 2015, which have an indefinite life.
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. The Company has no unrecognized tax benefits.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2011 through 2014 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2008 through 2014 and forward. The Company does not have any tax examinations currently in progress.

Note 10—Income Per Common Share
Basic and diluted income per common share for the three and six months ended June 30, 2015 and 2014 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Basic weighted average number of common shares outstanding	36,565,369	31,224,252	36,514,962	31,159,422
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,461,497	1,525,856	1,361,734	1,510,138
Diluted average shares outstanding	38,026,866	32,750,108	37,876,696	32,669,560
Net income available to common stockholders	$12,277	$12,285	$18,959	$20,982
Basic income per common share	$0.34	$0.39	$0.52	$0.67
Dilutive income per common share	$0.32	$0.38	$0.50	$0.64
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	240,000	—	120,000	—

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
During the three and six months ended June 30, 2015, the Company granted zero and 197,614 shares of restricted stock, and zero and 282,216 shares of performance based restricted stock, respectively. During the three and six months ended June 30, 2015, the Company granted 240,000 stock options. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and six months ended June 30, 2015 and 2014 was $1.8 million and $3.2 million, and $0.9 million and $1.9 million, respectively.

Stock Options

During the three months months ended June 30, 2015, the Company granted options to purchase 240,000 shares of the Company's Class A common stock. The options have a grant date of April 1, 2015, and were granted under the Company’s 2012 Equity Incentive Plan and have an exercise price per share of $25.82, the closing trading price of the Company's common stock on March 31, 2015. 120,000 of the options vest in three equal annual installments commencing on March 31, 2018, and the other 120,000 options vest in a single installment on March 31, 2018, in each case, subject to continued employment by the option holder with the Company.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the six months ended June 30, 2015, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of a pre-established performance target as of the end of the 2015 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2016, 2017 and 2018, subject to each grantee’s continued service through each vesting date. Based on the assessment as of June 30, 2015, management determined that the currently available data was sufficient to support that the achievement of performance targets is probable, and as such compensation expense of $0.5 million has been recognized for these awards to date.

Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the six months ended June 30, 2015, representing 177,397 shares of restricted stock, 141,102 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2016, 2017 and 2018, and 36,295 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2016 and 2017. With respect to the restricted stock awards granted to certain non-employee directors of the Company during the six months ended June 30, 2015, representing 20,217 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2015, September 1, 2015, December 1, 2015 and March 1, 2016, subject to each grantee’s continued service on the board through each vesting date.
Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of June 30, 2015, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $0.8 million and $1.7 million, and $0.7 million and $1.4 million, respectively, in the three and six months ended June 30, 2015 and 2014, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2015 (in thousands).

Year Ending December 31
2015	$1,432
2016	2,362
2017	2,149
2018	2,139
2019	1,923
Thereafter	4,118
Total	$14,123
As of June 30, 2015 and December 31, 2014, the Company had $0.5 million and $0.5 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $122.5 million at June 30, 2015, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of June 30, 2015, the Company had $161.1 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of June 30, 2015, the Company has made non-refundable deposits of $58.0 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $535.4 million as of June 30, 2015.

Note 13—Subsequent Events
No events have occurred subsequent to June 30, 2015, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, San Diego, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 59 years of homebuilding operations, over which time it has sold in excess of 94,000 homes. For the six months ended June 30, 2015 (the "2015 period"), the Company had revenues from homes sales of $437.5 million, a 42% increase from $308.5 million for the six months ended June 30, 2014 (the "2014 period"), which includes results from all reportable operating segments. The Company had net new home orders of 1,431 homes in the 2015 period, an 82% increase from 788 in the 2014 period, while the average sales price ("ASP") for homes closed decreased 8% to $464,900 in the 2015 period from $504,000 in the 2014 period.
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
Results of Operations
In the six months ended June 30, 2015, the Company delivered 941 homes, with an ASP of approximately $464,900, and recognized home sales revenue of $437.5 million. The Company generated net income of $19.0 million for the six months ended June 30, 2015, and earnings per share of $0.50, on a diluted basis. The Company recorded its fourteenth consecutive quarter of year-over-year improvement in new home orders and the dollar value of backlog. The Company continues to see positive trends in ASP over the course of the year, as our average sales price of homes in backlog is approximately $487,100 as of June 30, 2015, which is five percent higher than the average sales price of homes closed for the six months ended June 30, 2015 of $464,900.
On August 12, 2014, the Company completed its acquisition of the residential homebuilding operations of PNW Home Builders, L.L.C. and its affiliates, such operations being referred to herein as "Polygon Northwest Homes" and such acquisition being referred to herein as the "Polygon Acquisition", which marked the beginning of the Washington and Oregon reporting segments. Financial data herein as of June 30, 2015, and for the six months ended June 30, 2015 include operations for the Washington and Oregon reporting segments. There were no operations in the Washington and Oregon reporting segments during the six months ended June 30, 2014, therefore period over period comparisons are not meaningful ("N/M") for such reporting segments as indicated in the comparative tables below.
As of June 30, 2015, the Company was selling homes in 71 communities, and our average community count for the six month period then ended was 59 locations. We had a consolidated backlog of 968 homes sold but not closed, with an associated sales value of $471.5 million, representing a 78% increase in units, and a 55% increase in dollar value, as compared to the backlog at June 30, 2014.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 19.0% and 25.4%, respectively, for the six months ended June 30, 2015, as compared to 24.0% and 27.5%, respectively, for the six months ended June 30, 2014.
Comparisons of the Three Months Ended June 30, 2015 to June 30, 2014
Revenues from homes sales increased 47% to $247.7 million during the three months ended June 30, 2015, compared to $168.2 million during the three months ended June 30, 2014. The increase is primarily due to the addition of the Washington and Oregon reporting segments, which contributed $98.4 million in revenue through 245 closings. The number of net new home orders for the three months ended June 30, 2015 increased 117% to 843 homes from 388 homes for the three months ended June 30, 2014.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Number of Net New Home Orders
California	205	222	(17)	(8)%
Arizona	160	52	108	208%
Nevada	70	69	1	1%
Colorado	77	45	32	71%
Subtotal	512	388	124	32%
Washington	117	—	117	NM
Oregon	214	—	214	NM
Total	843	388	455	117%
Cancellation Rate	18%	12%	6%
The 117% increase in net new homes orders is driven by (i) a 76% increase in average number of sales locations to 67 average locations in 2015, compared to 38 in the 2014 period, driven by the acquisition of Polygon Northwest Homes and the opening of new communities in Colorado, Arizona and Nevada; and (ii) an increase in absorption rates as the number of orders per sales location increased during the three months ended June 30, 2015, from 10.2 orders per community, or 0.8 per week for the 2014 period, compared to 12.6 orders per community, or 1.0 per week in the 2015 period. Cancellation rates during the 2015 period increased to 18% from 12% during the 2014 period.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Average Number of Sales Locations
California	16	16	—	—%
Arizona	8	6	2	33%
Nevada	11	9	2	22%
Colorado	13	7	6	86%
Subtotal	48	38	10	26%
Washington	5	—	5	NM
Oregon	14	—	14	NM
Total	67	38	29	76%
The average number of sales locations for the Company increased to 67 locations for the three months ended June 30, 2015 compared to 38 for the three months ended June 30, 2014, driven by the opening of new communities in Colorado, Arizona, and Nevada during 2015, as well as the addition of Polygon Northwest Homes which increased our average number of locations by 19 during the 2015 period. The increase in average number of sales locations is in line with the Company's growth plans as it continues to convert its land supply into home sites for customers.

	June 30,		Increase (Decrease)
	2015	2014	Amount	%
Backlog (units)
California	261	285	(24)	(8)%
Arizona	188	73	115	158%
Nevada	95	123	(28)	(23)%
Colorado	146	63	83	132%
Subtotal	690	544	146	27%
Washington	109	—	109	NM
Oregon	169	—	169	NM
Total	968	544	424	78%
The Company’s backlog at June 30, 2015 increased 78% to 968 units from 544 units at June 30, 2014. The increase is primarily attributable to the addition of the Washington and Oregon reporting segments, which added 109 and 169 units, respectively, as of June 30, 2015, for which there was no comparable amount in the 2014 period, and an increase in the Arizona and Colorado reporting segments driven by strong order growth when compared with the 2014 period. These increases are partially offset by decreases in the California and Nevada reporting segments caused by fewer homes in backlog as of the beginning of the period when compared with the prior period.

	June 30,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$178,602	$163,158	$15,444	9%
Arizona	47,268	19,772	27,496	139%
Nevada	60,506	90,249	(29,743)	(33)%
Colorado	68,556	30,149	38,407	127%
Subtotal	354,932	303,328	51,604	17%
Washington	46,880	—	46,880	NM
Oregon	69,734	—	69,734	NM
Total	$471,546	$303,328	$168,218	55%
The dollar amount of backlog of homes sold but not closed as of June 30, 2015 was $471.5 million, up 55% from $303.3 million as of June 30, 2014. The increase primarily reflects the addition of the Washington and Oregon reporting segments, partially offset by the unit fluctuations discussed above. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog increased 9% to $178.6 million as of June 30, 2015 from $163.2 million as of June 30, 2014, which is attributable to a 20% increase in the ASP of homes in backlog to $684,300 in the 2015 period from $572,500 in the 2014 period, partially offset by an 8% decrease in the number of homes in backlog, to 261 at June 30, 2015 compared to 285 at June 30, 2014. In California, the cancellation rate increased to 19% for the three months ended June 30, 2015 from 12% for the three months ended June 30, 2014.
In Arizona, the dollar amount of backlog increased 139% to $47.3 million as of June 30, 2015 from $19.8 million as of June 30, 2014, which is attributable to a 158% increase in the number of homes in backlog, to 188 at June 30, 2015, from 73 at June 30, 2014, driven by period over period order growth. In the Arizona reporting segment, the cancellation rate decreased to 13% for the three months ended June 30, 2015 from 16% for the three months ended June 30, 2014.
In Nevada, the dollar amount of backlog decreased 33% to $60.5 million as of June 30, 2015 from $90.2 million as of June 30, 2014, attributable primarily to a 23% decrease in the number of homes in backlog as of June 30, 2015 to 95, from 123 at June 30, 2014, coupled with a 13% decrease in average sales price of homes in backlog to $636,900 as of June 30, 2015, from $733,700 as of June 30, 2014. The decrease in average sales price of homes in backlog reflects a smaller number of homes in backlog with price points above $1.0 million dollars, to 10 in the 2015 period from 35 in the 2014 period. In Nevada, the cancellation rate increased to 20% for the three months ended June 30, 2015 from 13% for the three months ended June 30, 2014.
In Colorado, the dollar amount of backlog increased 127% to $68.6 million as of June 30, 2015 from $30.1 million as of June 30, 2014, which is attributable to a 132% increase in the number of units in backlog, to 146 units as of June 30, 2015, from 63 units as of June 30, 2014. In Colorado, the cancellation rate increased to 17% for the three months ended June 30, 2015 from 8% for the three months ended June 30, 2014.
In the Washington and Oregon operating reporting segments, the dollar amount of backlog was $46.9 million and $69.7 million as of June 30, 2015, respectively, with no comparable amount as of June 30, 2014.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Number of Homes Closed
California	151	208	(57)	(27)%
Arizona	38	55	(17)	(31)%
Nevada	60	53	7	13%
Colorado	59	20	39	195%
Subtotal	308	336	(28)	(8)%
Washington	108	—	108	NM
Oregon	137	—	137	NM
Total	553	336	217	65%

During the three months ended June 30, 2015, the number of homes closed increased 65% to 553 from 336 in the 2014 period. The increase was primarily attributable to the addition of the Washington and Oregon reporting segments, which contributed 245 home closings during the 2015 period for which there is no comparable amount in the prior year, as well as an increase in the Colorado reporting segment. The decreases in California and Arizona are driven by a lower number of homes in backlog to begin the quarter compared to the prior year, coupled with a lower conversion rate.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$80,706	$125,876	$(45,170)	(36)%
Arizona	10,508	14,720	(4,212)	(29)%
Nevada	30,771	18,392	12,379	67%
Colorado	27,404	9,169	18,235	199%
Subtotal	149,389	168,157	(18,768)	(11)%
Washington	46,186	—	46,186	NM
Oregon	52,165	—	52,165	NM
Total	$247,740	$168,157	$79,583	47%
The increase in homebuilding revenue of 47% to $247.7 million for the 2015 period from $168.2 million for the 2014 period is primarily attributable to $98.4 million of combined homebuilding revenue contributed by the Washington and Oregon reporting segments in the 2015 period, for which no comparable amount exists in the prior period. This increase was partially offset by an 8% decrease in the number of homes closed in all of our previously established reporting segments, coupled with a 3% decrease in the average sales price of homes closed, to $485,000 during the 2015 period from $500,500 during the 2014 period, due to a change in product mix.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Average Sales Price of Homes Closed
California	$534,500	$605,200	$(70,700)	(12)%
Arizona	276,500	267,600	8,900	3%
Nevada	512,900	347,000	165,900	48%
Colorado	464,500	458,500	6,000	1%
Subtotal average	485,000	500,500	(15,500)	(3)%
Washington	427,600	—	427,600	NM
Oregon	380,800	—	380,800	NM
Total	$448,000	$500,500	$(52,500)	(10)%

The average sales price of homes closed during the 2015 period decreased 10% due to the addition of the Washington and Oregon reporting segments and their effect on product mix of our actively selling projects. In Nevada, the increase in average sales price of homes closed was attributable to 14 closings with an average sales price in excess of $800,000 during 2015 for which there were no comparable closings in the 2014 period.
Gross Margin
Homebuilding gross margins decreased to 19.2% for the three months ended June 30, 2015 from 23.7% in the 2014 period, primarily driven by the application of purchase accounting related to the acquisition of our Washington and Oregon reporting segments, gross margins were negatively impacted by 330 basis points during the 2015 period.
For the comparison of the three months ended June 30, 2015 and the three months ended June 30, 2014, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 26.0% for the 2015 period compared to 27.2% for the 2014 period. The decrease was primarily a result of the changes for homebuilding gross margins described previously.
Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with the Company's competitors, who also break out and adjust gross margins in a similar fashion. For comparative purposes purchase accounting is the net adjustment in basis related to the acquisition of our Colorado, Washington and Oregon operating divisions. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Home sales revenue	$247,740	$168,157
Cost of home sales	200,248	128,306
Homebuilding gross margin	47,492	39,851
Homebuilding gross margin percentage	19.2%	23.7%
Add: Interest in cost of sales	8,676	5,873
Add: Purchase accounting adjustments	8,122	60
Adjusted homebuilding gross margin	$64,290	$45,784
Adjusted homebuilding gross margin percentage	26.0%	27.2%

Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $7.0 million for the three months ended June 30, 2015, and $9.9 million for the three months ended June 30, 2014. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California.
Sales and Marketing, General and Administrative

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2015	2014	2015	2014
	(dollars in thousands)
Sales and Marketing	$14,904	$8,924	6.0%	5.3%
General and Administrative	13,415	11,019	5.4%	6.6%
Total Sales and Marketing & General and Administrative	$28,319	$19,943	11.4%	11.9%
Sales and marketing expense as a percentage of home sales revenue increased to 6.0% in the 2015 period compared to 5.3% in the 2014 period, driven primarily by higher commission costs contributing a relative increase of 0.5% as a percentage of home sales revenue, compared to the prior year period. General and administrative expense as a percentage of home sales revenues decreased to 5.4% in the 2015 period compared to 6.6% in the 2014 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.
Other Items
Interest activity for the three months ended June 30, 2015 and June 30, 2014 is as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Interest incurred	$18,611	$11,919
Less: Interest capitalized	18,611	11,919
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$23,325	$19,051
The increase in interest incurred for the three months ended June 30, 2015, compared to the interest incurred for the three months ended June 30, 2014, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets.
Provision for Income Taxes
During the three months ended June 30, 2015, the Company recorded a provision for income taxes of $7.3 million, for an effective tax rate of 35.4%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the three months ended June 30, 2014, the Company recorded a provision for income taxes of $6.2 million for an effective tax rate of 29.6%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $1.0 million during the 2015 period, from $2.5 million during the 2014 period. The decrease is attributable to a reduction in net income from a joint venture that was sold out during the first half of 2014 for which there was no activity during the three months ended June 30, 2015.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the three months ended June 30, 2015, and 2014 was $12.3 million, and $12.3 million, respectively.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2015	2014	Amount	%
Lots Owned
California	2,256	2,317	(61)	(3)%
Arizona	5,358	5,305	53	1%
Nevada	2,922	2,971	(49)	(2)%
Colorado	914	1,021	(107)	(10)%
Subtotal	11,450	11,614	(164)	(1)%
Washington	1,241	—	1,241	NM
Oregon	1,050	—	1,050	NM
Total	13,741	11,614	2,127	18%
Lots Controlled(1)
California	1,179	1,613	(434)	(27)%
Arizona	—	228	(228)	(100)%
Nevada	171	92	79	86%
Colorado	148	208	(60)	(29)%
Subtotal	1,498	2,141	(643)	(30)%
Washington	726	—	726	NM
Oregon	1,421	—	1,421	NM
Total	3,645	2,141	1,504	70%
Total Lots Owned and Controlled	17,386	13,755	3,631	26%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 17,386 lots owned and controlled at June 30, 2015 from 13,755 lots at June 30, 2014, due primarily to the acquisition of Polygon Northwest Homes.

Comparisons of the Six Months Ended June 30, 2015 to June 30, 2014
Revenues from homes sales increased 42% to $437.5 million during the six months ended June 30, 2015, compared to $308.5 million during the six months ended June 30, 2014. The increase is primarily due to the addition of the Washington and Oregon reporting segments, which contributed $156.1 million in revenue through 398 closings. The number of net new home orders for the six months ended June 30, 2015 increased 82% to 1,431 homes from 788 homes for the six months ended June 30, 2014.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Number of Net New Home Orders
California	389	455	(66)	(15)%
Arizona	204	115	89	77%
Nevada	116	151	(35)	(23)%
Colorado	162	67	95	142%
Subtotal	871	788	83	11%
Washington	231	—	231	NM
Oregon	329	—	329	NM
Total	1,431	788	643	82%
Cancellation Rate	17%	13%	4%
The 82% increase in net new homes orders is driven by (i) a 64% increase in average number of sales locations to 59 average locations in 2015, compared to 36 in the 2014 period, driven by the acquisition of Polygon Northwest Homes and the opening of new communities in all reporting segments. The Company also experienced an increase in the absorption rate during the 2015 period, from 21.9 orders per community, or 0.8 per week in the 2014 period, to 24.3 orders per community, or 0.9 orders per week in the 2015 period. Cancellation rates during the 2015 period increased to 17% from 13% during the 2014 period.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Average Number of Sales Locations
California	16	15	1	7%
Arizona	6	6	—	—%
Nevada	10	9	1	11%
Colorado	13	6	7	117%
Subtotal	45	36	9	25%
Washington	5	—	5	NM
Oregon	9	—	9	NM
Total	59	36	23	64%
The average number of sales locations for the Company increased to 59 locations for the six months ended June 30, 2015 compared to 36 for the six months ended June 30, 2014, driven by the opening of 28 new communities in all reporting segments during 2015, offset by closed projects, as well as the addition of Polygon Northwest Homes which increased our average number of locations by 14 during the 2015 period. The increase in average number of sales locations is in line with the Company's growth plans as it continues to convert its land supply into home sites for customers.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Number of Homes Closed
California	286	376	(90)	(24)%
Arizona	63	105	(42)	(40)%
Nevada	94	100	(6)	(6)%
Colorado	100	31	69	223%
Subtotal	543	612	(69)	(11)%
Washington	184	—	184	NM
Oregon	214	—	214	NM
Total	941	612	329	54%

During the six months ended June 30, 2015, the number of homes closed increased 54% to 941 from 612 in the 2014 period. The increase was primarily attributable to the addition of the Washington and Oregon reporting segments for the six months ended June 30, 2015, which contributed 398 units during the 2015 period for which there is no comparable amount in the prior year, as well as an increase in the Colorado reporting segment driven by an increase in the number of homes in backlog to begin the period when compared with the 2014 period. The decrease in California is driven by a lower number of homes in backlog to begin the period compared to the prior year. The decrease in Arizona and Nevada is driven by a lower conversion rate.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$160,046	$230,479	$(70,433)	(31)%
Arizona	17,694	27,998	(10,304)	(37)%
Nevada	58,013	35,541	22,472	63%
Colorado	45,593	14,438	31,155	216%
Subtotal	281,346	308,456	(27,110)	(9)%
Washington	77,466	—	77,466	NM
Oregon	78,643	—	78,643	NM
Total	$437,455	$308,456	$128,999	42%
The increase in homebuilding revenue of 42% to $437.5 million for the 2015 period from $308.5 million for the 2014 period is primarily attributable to $156.1 million of combined homebuilding revenue contributed by the Washington and Oregon reporting segments in the 2015 period, for which no comparable amount exists in the prior period, coupled with a 3% increase in the average sales price of homes closed in all of our previously established reporting segments, to $518,100 during the 2015 period from $504,000 during the 2014 period, offset by an 11% decrease in deliveries.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Average Sales Price of Homes Closed
California	$559,600	$613,000	$(53,400)	(9)%
Arizona	280,900	266,600	14,300	5%
Nevada	617,200	355,400	261,800	74%
Colorado	455,900	465,700	(9,800)	(2)%
Subtotal average	518,100	504,000	14,100	3%
Washington	421,000	—	421,000	NM
Oregon	367,500	—	367,500	NM
Total	$464,900	$504,000	$(39,100)	(8)%

The average sales price of homes closed for the 2015 period decreased 8% due to the effect of the Washington and Oregon reporting segments and their effect on product mix of our actively selling projects. In Nevada, the increase in average sales price of homes closed was attributable to 32 closings with an average sales price in excess of $900,000 during 2015 for which there were no comparable closings in the 2014 period.
Gross Margin
Homebuilding gross margins decreased to 19.0% for the six months ended June 30, 2015 from 24.0% in the 2014 period. primarily driven by the application of purchase accounting related to the acquisition of our Washington and Oregon reporting segments, gross margins were negatively impacted by 280 basis points during the 2015 period.

For the comparison of the six months ended June 30, 2015 and the six months ended June 30, 2014, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 25.4% for the 2015 period compared to 27.5% for the 2014 period. The decrease was primarily a result of the changes for homebuilding gross margins described previously.
Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with the Company's competitors, who also break out and adjust gross margins in a similar fashion. For comparative purposes purchase accounting is the net adjustment in basis related to the acquisition of our Colorado, Washington and Oregon operating divisions. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Home sales revenue	$437,455	$308,456
Cost of home sales	(354,329)	(234,518)
Homebuilding gross margin	83,126	73,938
Homebuilding gross margin percentage	19.0%	24.0%
Add: Interest in cost of sales	15,377	10,526
Add: Purchase accounting adjustments	12,455	286
Adjusted homebuilding gross margin	$110,958	$84,750
Adjusted homebuilding gross margin percentage	25.4%	27.5%
Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $14.4 million for the six months ended June 30, 2015, and $19.6 million for the six months ended June 30, 2014. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California.
Sales and Marketing, General and Administrative

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2015	2014	2015	2014
	(dollars in thousands)
Sales and Marketing	$27,128	$15,482	6.2%	5.0%
General and Administrative	27,363	23,155	6.3%	7.5%
Total Sales and Marketing & General and Administrative	$54,491	$38,637	12.5%	12.5%
Sales and marketing expense as a percentage of home sales revenue increased to 6.2% in the 2015 period compared to 5.0% in the 2014 period, driven primarily by higher direct closing and outside broker expenses contributing a relative increase of 0.4% and 0.4% as a percentage of home sales revenue, respectively, compared to the prior year period. General and administrative expense as a percentage of home sales revenues decreased to 6.3% in the 2015 period compared to 7.5% in the 2014 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.
Other Items
Interest activity for the six months ended June 30, 2015 and June 30, 2014 is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Interest incurred	$36,644	$21,314
Less: Interest capitalized	36,644	21,314
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$35,025	$19,671
The increase in interest incurred for the six months ended June 30, 2015, compared to the interest incurred for the six months ended June 30, 2014, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets.
Provision for Income Taxes
During the six months ended June 30, 2015, the Company recorded a provision for income taxes of $10.8 million, for an effective tax rate of 34.2%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the six months ended June 30, 2014, the Company recorded a provision for income taxes of $10.8 million for an effective tax rate of 29.2%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $1.9 million during the 2015 period, from $5.1 million during the 2014 period. The decrease is attributable to a reduction in net income from a joint venture that was sold out during the first half of 2014 for which there was no activity during the six months ended June 30, 2015.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the six months ended June 30, 2015, and 2014 was $19.0 million, and $21.0 million, respectively.

Financial Condition and Liquidity
Throughout 2014 and the early part of 2015 the U.S. housing market has continued to improve on the momentum experienced during 2012 and 2013 and continues to improve from the cyclical low points reached during the 2008—2009 national recession. In 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and excellent housing affordability. Historically, strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends such as population growth and household formation, falling mortgage rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. Many markets across the U.S. are exhibiting most of these positive characteristics.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of Polygon Northwest Homes.
The Company benefits from a sizable and well-located lot supply, and as of June 30, 2015, the Company owned 13,741 lots, all of which are entitled, and had options to purchase an additional 3,645 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2016 and beyond and largely insulates it from the heavy pricing competition for near-term finished lots.
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the six months ended June 30, 2015 the

Company has closed 941 homes and recorded total revenues of $451.9 million. During the six months ended June 30, 2015, the Company used cash in operations of $105.3 million, which included investment in land acquisitions of $92.1 million, for net operational cash usage of $13.2 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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

Each amortizing note had an initial principal amount of $18.01, bear interest at the annual rate of 5.50% and have a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes will pay equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which was $1.8056 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal. The amortizing notes rank equally in right of payment to all of the Company's existing and future senior indebtedness, other than borrowings under the Amended Facility and the Company's secured project level financing, which will be senior in right of payment to the obligations under the amortizing notes, in each case to the extent of the value of the assets securing such indebtedness.
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of June 30, 2015 and December 31, 2014, the amortizing notes had an unamortized carrying value of $17.3 million and $20.7 million, respectively.
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
As of June 30, 2015, the outstanding amount of the 5.75% Notes was $150 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $300 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
As of June 30, 2015 the outstanding principal amount of the 8.5% Notes was $430 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including, including the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

7.00% Senior Notes due 2022
On August 11, 2014, WLH PNW Finance Corp. (“Escrow Issuer”), completed its offering of 7.00% Senior Notes due 2022 (the “7.00% Notes”), in an aggregate principal amount of $300 million. The 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Polygon Acquisition, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the 7.00% Notes and the related indenture by operation of law (the “Escrow Merger”). Following the Escrow Merger, California Lyon is the obligor under the 7.00% Notes.
As of June 30, 2015, the outstanding amount of the 7.00% Notes was $300 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2015.

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
The Amended Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of June 30, 2015.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of June 30, 2015, the Company had $104.0 million outstanding against the Amended Facility at an effective rate of 3.41%, as well as a letter of credit for $7.3 million further reducing the amount available under the Amended Facility.
Construction Notes Payable

    Certain of the Company's consolidated joint ventures have entered into construction notes payable agreements. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of June 30, 2015 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
April, 2015	$18.5	$8.8	October, 2017	3.75%	(1)
November, 2014	24.0	15.8	November, 2017	3.75%	(1)
November, 2014	22.0	14.7	November, 2017	3.75%	(1)
March, 2014	26.0	11.7	October, 2016	3.19%	(2)
December, 2013	18.6	6.8	January, 2016	4.25%	(2)
	$109.1	$57.8
(1) Loan bears interest at the prime rate +0.5%.
(2)Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
Seller Financing

At June 30, 2015, the Company had $7.5 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at 5% per annum, is secured by the underlying land, and had an original maturity of April 2015, which was subsequently extended to August 2015.
Net Debt to Total Capital
The Company’s ratio of net debt to net book capital was 61.9% and 59.8% as of June 30, 2015 and December 31, 2014, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	June 30, 2015	December 31, 2014
	(dollars in thousands)
Notes payable and Senior Notes	$1,066,175	$940,101
Total equity	618,841	597,146
Total capital	$1,685,016	$1,537,247
Ratio of debt to total capital	63.3%	61.2%
Notes payable and Senior Notes	$1,066,175	$940,101
Less: Cash and cash equivalents and restricted cash	(61,149)	(53,275)
Net debt	1,005,026	886,826
Total equity	618,841	597,146
Total capital	$1,623,867	$1,483,972
Ratio of net debt to total capital	61.9%	59.8%
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

During the six months ended June 30, 2015, the Company acquired a non-controlling interest in an unconsolidated mortgage joint venture. During the year ended December 31, 2014 the Company acquired a non-controlling interest in another mortgage joint venture as a result of the acquisition of Polygon Northwest Homes.
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
Cash Flows—Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
For the six months ended June 30, 2015 and 2014, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to $105.3 million in the 2015 period from $202.5 million in the 2014 period. The change was primarily a result of (i) a net decrease in spending on real estate inventories-owned of $137.0 million in the 2015 period primarily driven by $92.1 million in land acquisitions, compared to spending of $257.5 million in the 2014 period, partially offset by (ii) a decrease in net income to $20.9 million in the 2015 period compared to $26.1 million in the 2014 period, (iii) an increase in accounts payable of $17.7 million in the 2015 period compared to an increase of $13.9 million in the 2014 period due to timing of payments, (iv) a decrease in accrued expenses of $0.1 million in the 2015 period compared to an increase of $9.9 million in the 2014 period primarily due to the timing of payments, and (v) an increase in escrow proceeds receivable of $5.3 million in the 2015 period compared to an increase of $0.3 million in the 2014 period due to the timing of homes closed.

•
Net cash used in investing activities was $0.9 million in the 2015 period compared to $1.6 million in the 2014 period, primarily driven by (i) net cash paid to unconsolidated joint ventures of $1.0 million in the 2015 period, with no comparable amount in the 2014 period and (ii) purchases of property and equipment of $0.2 million in the 2015 period, compared to $1.6 million in the 2014 period.

•
Net cash provided by financing activities decreased to $114.1 million in the 2015 period from $135.3 million in the 2014 period. The change was primarily the result of (i) proceeds from issuance of 5 3/4% Senior notes of $150.0 million in the 2014 period, with no comparable amount in the 2015 period, offset by (ii) net borrowings of $104.0 million against the revolving line of credit in the 2015 period for which there was no comparable amount in the 2014 period, (iii) net borrowings of notes payable of $16.5 million in the 2015 period, with net payments of $4.6 million in the 2014 period, and (iv) net noncontrolling interest distributions of $0.8 million in the 2015 period versus net distributions of $5.3 million in the 2014 period.

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

Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding reporting segments as of June 30, 2015 and only includes projects with lots owned as of June 30, 2015, lots consolidated in accordance with certain accounting principles as of June 30, 2015 or homes closed for the quarter ended June 30, 2015. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2015 (2)	Backlog at June 30, 2015 (3) (4)	Lots Owned as of June 30, 2015 (5)	Homes Closed for the Period Ended June 30, 2015	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Cypress (7)	2016	47	—	—	47	—	$ 807,000 - 882,000
Dana Point
Grand Monarch	2015	37	—	5	15	—	$ 2,604,000 - 2,904,000
Irvine
Agave	2013	96	96	—	—	7	(9)
Lyon Whistler (7)	2013	83	83	—	—	10	(9)
Ladera Ranch
Artisan	2015	14	—	—	14	—	$ 2,428,000 - 3,018,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	97	—	—	18	(9)
Lyon Villas	2013	96	95	1	1	14	$ 440,000 - 522,000
Aurora (7)	2015	94	—	—	94	—	$ 454,000 - 564,000
Vireo (7)	2015	90	—	—	90	—	$ 547,000 - 637,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	—	4	79	—	$ 1,254,000 - 1,639,000
Hawthorne
360 South Bay:
The Townes	2013	96	96	—	—	13	(9)
The Terraces	2014	93	93	—	—	35	(9)
Lakewood
Canvas	2015	72	—	20	72	—	$ 438,000 - 475,000
Claremont
Meadow Park	2015	95	—	—	95	—	$ 420,000 - 510,000
San Diego County:
San Diego
Atrium	2014	80	78	2	2	27	$ 390,000 - 510,000
Riverside County:
Riverside
Bridle Creek	2015	10	9	1	1	9	$ 500,000 - 548,000
SkyRidge	2014	90	9	3	81	6	$ 500,000 - 543,000
TurnLeaf

Crossings	2014	139	4	10	64	3	$ 505,000 - 549,000
Coventry	2015	161	3	5	61	3	$ 553,000 - 578,000
Eastvale
Nexus	2015	220	—	15	220	—	$334,000 - 353,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	—	2	77	—	$ 334,000 - 385,000
Citrus Pointe	2015	132	—	4	132	—	$ 351,000 - 390,000
Chino
Laurel Lane	2015	70	—	—	70	—	$ 498,000 - 543,000
Yucaipa
Cedar Glen	2015	143	31	11	112	31	$ 302,000 - 311,000
Alameda County
Newark
The Cove	2017	108	—	—	108	—	$ 570,000 - 632,000
The Strand	2017	157	—	—	157	—	$ 634,000 - 729,000
The Banks	2016	120	—	—	120	—	$ 688,000 - 758,000
The Tides	2016	76	—	—	76	—	$ 771,000 - 806,000
The Isles	2016	81	—	—	81	—	$ 821,000 - 895,000
Dublin
Terrace Ridge	2015	36	—	6	36	—	$ 1,110,000 - 1,170,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Vineyard II	2012	131	129	2	2	18	$ 514,000 - 540,000
Victory II	2014	104	36	22	68	26	$ 558,000 - 627,000
Victory III	2016	11	—	—	11	—	TBD
Brentwood
Palmilla (7)
El Sol	2014	52	39	12	13	18	$ 347,000 - 371,000
Cielo	2014	56	30	6	26	14	$ 399,000 - 454,000
Antioch
Oak Crest	2013	130	79	22	51	21	$ 443,000 - 488,000
San Joaquin County:
Tracy
Maplewood	2014	59	22	15	37	13	$ 450,000 - 532,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	—	61	110	—	$ 515,000 - 645,000
Mountain View
Guild 33	2015	33	—	32	33	—	$ 1,180,000 - 1,495,000
CALIFORNIA TOTAL		3,517	1,029	261	2,256	286

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2015 (2)	Backlog at June 30, 2015 (3) (4)	Lots Owned as of June 30, 2015 (5)	Homes Closed for the Period Ended June 30, 2015	Estimated Sales Price Range (6)
ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Villas	2012	337	337	—	—	13	(9)
Estates	2012	153	123	13	30	7	$ 307,000 - 361,000
Meridian
Harvest	2015	448	—	51	448	—	$ 189,000 - 223,000
Homestead	2015	562	—	18	562	—	$ 227,000 - 296,000
Harmony	2015	505	—	9	505	—	$ 256,000 - 270,000
Horizons	2016	425	—	—	425	—	$ 298,000 - 350,000
Heritage	2016	370	—	—	370	—	$ 329,000 - 372,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	99	22	136	16	$ 229,000 - 262,000
Wagon Trail	2013	244	76	19	168	16	$ 238,000 - 295,000
Monument Ridge	2013	248	44	6	204	11	$ 278,000 - 365,000
Albany Village	2016	228	—	—	228	—	$ 177,000 - 222,000
Peoria
Rio Vista	2015	197	—	50	197	—	$ 179,000 - 207,000
Surprise
Rancho Mercado
Land (8)	N/A	—	—	—	1,896	—	N/A
Gilbert
Lyon’s Gate	2017	189	—	—	189	—	$ 213,000 - 230,000
ARIZONA TOTAL		4,141	679	188	5,358	63
NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	42	5	72	16	$ 212,000 - 232,000
Rhapsody	2014	63	45	16	18	13	$ 231,000 - 249,000
Las Vegas
Serenity Ridge	2013	108	80	9	28	13	$ 478,000 - 558,000
Lyon Estates	2014	128	23	7	105	6	$ 408,000 - 530,000
Sterling Ridge
Grand	2014	137	41	15	96	17	$ 870,000 - 915,000
Premier	2014	62	42	9	20	12	$ 1,244,000 - 1,312,000
Allegra	2016	88	—	—	88	—	$ 513,000 - 532,000
Silver Ridge	2016	83	—	—	—	—	$ 1,244,000 - 1,312,000
Tuscan Cliffs	2015	77	3	10	74	3	$ 731,000 - 781,000
Brookshire
Estates	2015	35	—	8	35	—	$ 570,000 - 603,000
Heights	2015	98	—	—	98	—	$ 389,000 - 411,000
Henderson
Lago Vista	2016	52	—	1	52	—	$ 886,000 - 940,000
Nye County:
Pahrump

Mountain Falls
Series I	2011	211	113	8	98	13	$ 151,000 - 180,000
Series II	2014	218	5	7	213	1	$ 216,000 - 299,000
Land (8)	N/A	—	—	—	1,925	—	N/A
NEVADA TOTAL		1,474	394	95	2,922	94

COLORADO
Arapahoe County
Aurora Southshore
Hometown	2014	68	20	23	48	15	$ 328,000 - 372,000
Generations	2014	15	5	6	10	4	$ 392,000 - 456,000
Harmony	2015	9	—	7	9	—	$ 418,000 - 509,000
Signature	2015	14	1	1	13	1	$ 531,000 - 584,000
Hometown 2	2016	30	—	—	30	—	$ 380,000 - 413,000
Artistry	2016	62	—	—	62	—	$ 408,000 - 469,000
New Signature	2016	23	—	—	23		$480,000 - 540,000
Centennial
Greenfield	2016	35	—	—	35	—	$ 426,000 - 484,000
Douglas County
Castle Rock
Cliffside	2014	49	20	12	29	8	$ 487,000 - 565,000
Parker
Canterberry	2014	37	18	17	19	14	$ 332,000 - 369,000
Grand County
Granby
Granby Ranch	2012	29	26	1	3	1	$ 500,000 - 529,000
Land (8)	N/A	—	—	—	25	—	N/A
Jefferson County
Arvada
Candelas	2014	66	51	8	15	16	$ 383,000 - 437,000
Candelas II
Generations	2015	91	—	6	91	—	$ 391,000 - 461,000
Tapestry	2015	110	—	1	110	—	$446,000 - 519,000
Leydon Rock
Garden	2014	56	10	7	46	8	$ 386,000 - 424,000
Park	2015	78	15	28	63	15	$ 375,000 - 428,000
Larimer County
Fort Collins
Timnath Ranch
Sonnet	2014	179	16	14	163	7	$ 363,000 - 437,000
Park	2014	92	20	8	72	7	$ 334,000 - 369,000
Loveland
Lakes at Centerra	2014	200	4	7	48	4	$ 346,000 - 390,000
COLORADO TOTAL		1,243	206	146	914	100

Project (County or City)	Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2015 (2)	Backlog at June 30, 2015 (3) (4)	Lots Owned as of June 30, 2015 (5)	Homes Closed for the Period Ended June 30, 2015	Estimated Sales Price Range (6)
WASHINGTON (10)
King County
Issaquah	2015	365	—	—	365	—	$ 438,990 - 1,030,990
Cascara	2014	69	48	20	21	35	$ 299,990 - 418,969
The Brownstones at Issaquah Highlands	2014	176	68	21	108	45	$ 419,990 - 619,990
The Towns at Mill Creek Meadows	2014	122	66	21	56	43	$ 244,990 - 349,990
Bryant Heights	2015	89	—	—	89	—	$ 535,990 - 1,300,000
Ridgeview Townhomes	2017	39	—	—	39	—	$ 325,990 - 399,990
Snohomish County
Riverfront	2016	425	—	—	190	—	$ 229,990 - 450,000
The Reserve at North Creek	2014	127	78	25	49	41	$ 449,990 - 574,990
Silverlake Center	2015	100	—	15	100	—	$ 259,990 - 309,990
Pierce County
The Reserve at Maple Valley	2014	41	41	—	—	14	(9)
Spanaway 230	2015	230	6	7	224	6	$ 244,990 - 289,990
WASHINGTON TOTAL		1,783	307	109	1,241	184

OREGON (10)
Clarkamus County:
Calais at Villebois - Rumpf Alley	2015	58	16	18	42	16	$ 314,990 - 419,990
Calais at Villebois - Rumpf Traditional	2015	26	1	5	25	1	$ 509,990 - 559,500
Villebois	2014	183	139	—	44	61	$ 284,990 - 469,990
Villebois Zion III - Alley	2015	51	2	10	49	2	$ 284,990 - 354,990
Villebois Zion III - Traditional	2015	10	4	2	6	4	$ 449,990 - 489,990
Villebois Lund Cottages	2015	75	—	11	75	—	$ 254,990 - 289,990
Villebois Lund Townhomes	2015	42	—	6	42	—	$ 239,990 - 259,990
Grande Pointe at Villebois	2016	100	—	—	100	—	$ 439,990 - 559,990
Villebois V	2016	93	—	—	93	—	$ 304,990 - 354,990
Villebois Lund Alley	2016	88	—	—	88	—	$ 304,990 - 354,990
Brenchley Estates	2014	17	17	—	—	1	(9)
Washington County:
Baseline Woods	2014	130	106	7	24	50	$ 289,990 - 379,990
Baseline Woods SFD II	2015	102	5	14	97	5	$ 294,990 - 319,990
Murray & Weir	2014	81	47	15	34	32	$ 344,990 - 479,990
Twin Creeks at Cooper Mountain	2014	94	34	9	60	28	$ 429,990 - 534,990
Bethany West - Alley	2015	94	6	16	21	6	$ 374,990 - 459,990
Bethany West - Cottage	2015	61	—	12	18	—	$ 319,990 - 389,990
Bethany West - Traditional	2015	82	6	17	23	6	$ 484,990 - 569,990
Bethany West - Townhomes	2016	32	—	—	—	—	$ 264,990 - 284,990
Bethany West - Weisenfluh	2016	36	—	—	36	—	$ 559,990 - 589,990
Orenco Woods SFD	2015	71	2	18	69	2	$ 304,990 - 414,990
North Plains at Sunset Ridge	2015	104	—	9	104	—	$ 289,990 - 439,990
OREGON TOTAL		1,630	385	169	1,050	214

GRAND TOTALS		13,788	3,000	968	13,741	941

(1)
The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes. Includes lots owned, controlled or previously closed as of periods presented.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of June 30, 2015, 786 represent homes completed or under construction.

(5)	Lots owned as of June 30, 2015 include lots in backlog at June 30, 2015.

(6)	Sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)
Represents a parcel of land held for future development. It is unknown when the Company plans to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.

(9)	Project is completely sold out, therefore the sales price range is not applicable as of June 30, 2015.

(10)
Washington and Oregon were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of home to be built post-acquisition. Homes closed are from acquisition date through June 30, 2015.

Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; business combinations; and income taxes. Management believes that there have been no significant changes to these policies during the six months ended June 30, 2015, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at June 30, 2015 of $161.8 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended June 30, 2015 was 3.25%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.6 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of June 30, 2015 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at June 30, 2015
	2015	2016	2017	2018	2019
Fixed rate debt	$7,500	$—	$17,349	$—	$150,000	$725,000	$899,849	$952,129
Interest rate	5.0%	—	5.5%	—	5.75%	7.0%-8.5%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2015. The Company does not enter into or hold derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers (principal executive officers) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of June 30, 2015, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of June 30, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 22, 2015)

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

*
The information in Exhibits 32.1, 32.2 and 32.3 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: August 7, 2015	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 22, 2015)

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

*
The information in Exhibits 32.1, 32.2 and 32.3 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.