Form 10-Q
period 2015-09-30
WILLIAM LYON HOMES
filed 2015-11-06
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 4, 2015
Common stock, Class A, par value $0.01	27,652,381
Common stock, Class B, par value $0.01	3,813,884

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$26,379	$52,771
Restricted cash — Note 1	504	504
Receivables	23,764	21,250
Escrow proceeds receivable	5,820	2,915
Real estate inventories — Note 5	1,733,399	1,404,639
Deferred loan costs, net	15,466	15,988
Goodwill	66,902	60,887
Intangibles, net of accumulated amortization of $10,130 as of September 30, 2015 and $9,420 as of December 31, 2014	6,948	7,657
Deferred income taxes, net valuation allowance of $597 as of September 30, 2015 and $1,626 as of December 31, 2014	89,487	88,039
Other assets, net	24,069	19,777
Total assets	$1,992,738	$1,674,427
LIABILITIES AND EQUITY
Accounts payable	$115,308	$51,814
Accrued expenses	95,636	85,366
Notes payable — Note 6	197,538	39,235
Subordinated amortizing notes — Note 6	15,718	20,717
5 3/4% Senior Notes due April 15, 2019 — Note 6	150,000	150,000
8 1/2% Senior Notes due November 15, 2020 — Note 6	429,235	430,149
7% Senior Notes due August 15, 2022 — Note 6	350,995	300,000
	1,354,430	1,077,281
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,369,420 and 28,073,438 shares issued, 27,651,961 and 27,487,257 outstanding at September 30, 2015 and December 31, 2014, respectively	284	281
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at September 30, 2015 and December 31, 2014	38	38
Additional paid-in capital	412,074	408,969
Retained earnings	191,668	160,627
Total William Lyon Homes stockholders’ equity	604,064	569,915
Noncontrolling interests — Note 3	34,244	27,231
Total equity	638,308	597,146
Total liabilities and equity	$1,992,738	$1,674,427
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating revenue
Home sales	$244,311	$196,090	$681,766	$504,546
Lots, land and other sales	2,500	215	2,500	1,926
Construction services — Note 1	4,896	10,593	19,304	30,186
	251,707	206,898	703,570	536,658
Operating costs
Cost of sales — homes	(200,328)	(157,565)	(554,657)	(392,083)
Cost of sales — lots, land and other	(1,729)	(209)	(1,729)	(1,529)
Construction services — Note 1	(4,146)	(8,262)	(16,073)	(24,735)
Sales and marketing	(15,352)	(12,476)	(42,480)	(27,958)
General and administrative	(13,981)	(12,726)	(41,344)	(35,881)
Transaction expenses	—	(5,768)	—	(5,768)
Amortization of intangible assets	(45)	(174)	(710)	(1,294)
Other	(592)	(600)	(1,549)	(1,891)
	(236,173)	(197,780)	(658,542)	(491,139)
Operating income	15,534	9,118	45,028	45,519
Other income, net	1,699	503	3,885	976
Income before provision for income taxes	17,233	9,621	48,913	46,495
Provision for income taxes — Note 9	(4,956)	(1,999)	(15,780)	(12,779)
Net income	12,277	7,622	33,133	33,716
Less: Net income attributable to noncontrolling interests	(195)	(1,984)	(2,092)	(7,096)
Net income available to common stockholders	$12,082	$5,638	$31,041	$26,620
Income per common share:
Basic	$0.33	$0.18	$0.85	$0.85
Diluted	$0.31	$0.17	$0.81	$0.81
Weighted average common shares outstanding:
Basic	36,573,099	31,232,655	36,534,554	31,184,101
Diluted	38,507,267	32,760,746	38,400,236	32,725,164
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2014	31,887	$319	$408,969	$160,627	$27,231	$597,146
Net income	—	—	—	31,041	2,092	33,133
Cash contributions from members of consolidated entities	—	—	—	—	13,125	13,125
Cash distributions to members of consolidated entities	—	—	—	—	(8,204)	(8,204)
Exercise of stock options	48	—	106	—	—	106
Shares remitted to Company to satisfy employee tax obligations	(87)	(1)	(1,825)	—	—	(1,826)
Stock based compensation expense	335	4	4,824	—	—	4,828
Balance - September 30, 2015	32,183	$322	$412,074	$191,668	$34,244	$638,308
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating activities
Net income	$33,133	$33,716
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,936	5,240
Net change in deferred income taxes	(1,448)	4,525
Stock based compensation expense	4,828	2,772
Equity in earnings of unconsolidated joint ventures	(1,781)	(146)
Distributions from unconsolidated joint ventures	696	146
Net changes in operating assets and liabilities:
Restricted cash	—	350
Receivables	(2,322)	(3,346)
Escrow proceeds receivable	(2,905)	(10,226)
Real estate inventories	(323,693)	(265,453)
Real estate inventories — not owned	—	12,960
Other assets	(2,339)	(3,995)
Accounts payable	63,494	29,409
Accrued expenses	10,047	25,964
Liabilities from real estate inventories not owned	—	(12,960)
Net cash used in operating activities	(220,354)	(181,044)
Investing activities
Investments in and advances to unconsolidated joint ventures	(1,000)	—
Cash paid for acquisitions, net	—	(488,785)
Purchases of property and equipment	(1,288)	(1,727)
Net cash used in investing activities	(2,288)	(490,512)
Financing activities
Proceeds from borrowings on notes payable	84,926	57,947
Principal payments on notes payable	(21,123)	(57,155)
Proceeds from issuance of 5 3/4% senior notes	—	150,000
Proceeds from issuance of 7% senior notes	51,000	300,000
Proceeds from borrowings on Revolver	194,000	120,000
Payments on Revolver	(109,000)	—
Principal payments on subordinated amortizing notes	(4,999)	—
Payment of deferred loan costs	(1,755)	(18,909)
Proceeds from stock options exercised	106	285
Shares remitted to, or withheld by the Company for employee tax withholding	(1,826)	(1,454)
Offering costs related to sale of common stock	—	(105)
Noncontrolling interest contributions	13,125	9,641
Noncontrolling interest distributions	(8,204)	(25,247)
Net cash provided by financing activities	196,250	535,003
Net decrease in cash and cash equivalents	(26,392)	(136,553)
Cash and cash equivalents — beginning of period	52,771	171,672
Cash and cash equivalents — end of period	$26,379	$35,119

Cash paid during the year for income taxes	$10,731	$11,430
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable related to land acquisition	$9,500	$2,413
Accrued acquisition costs	$—	$3,633
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2015 and December 31, 2014 and revenues and expenses for the three and nine month periods ended September 30, 2015 and 2014. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves either approximately one percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the nine months ended September 30, 2015 and 2014, are as follows (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Warranty liability, beginning of period	$18,155	$14,935
Warranty provision during period	4,570	5,684
Warranty payments during period	(5,870)	(4,997)
Warranty charges related to construction services projects	747	591
Warranty liability, end of period	$17,602	$16,213
The Company began accruing for warranty costs for units closed in the Washington and Oregon segments in conjunction with their acquisition (see Note 2) at a set rate per home. The Company did not assume any warranty liability for units closed prior to the acquisition date.
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Interest activity for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Interest incurred	$19,271	$17,504	$55,915	$38,818
Less: Interest capitalized	19,271	17,504	55,915	38,818
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$12,565	$2,925	$47,590	$22,596
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2015 and December 31, 2014. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments." The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has elected to early adopt this standard. See Note 2 for a description of the measurement period adjustment recorded during the three months ended September 30, 2015.

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
The Polygon Acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities of Polygon Northwest Homes at their estimated fair values, with the excess allocated to Goodwill, as shown below. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $53.0 million of goodwill resulting from the Acquisition will be tax deductible. Goodwill has been allocated to the Washington and Oregon segments (see Note 4). A reconciliation of the consideration transferred as of the acquisition date is as follows:

Purchase consideration	$552,252
Net proceeds received from Polygon parcels involved in land banking transactions (excludes California)	(59,834)
$492,418

The Company completed its final estimate of the fair value of the net assets of Polygon Northwest Homes during August 2015. During the three months ended September 30, 2015, the Company recorded a measurement period adjustment based upon information that was received subsequent to the acquisition date that related to conditions that existed as of that date. The net effect of this adjustment was to reduce the value of Real estate inventories by $6.0 million, with a corresponding increase to Goodwill. An adjustment to reduce Cost of sales - homes was recorded during the three months ended September 30, 2015 for $0.3 million to account for homes affected by this measurement period adjustment that had been delivered subsequent to the acquisition date. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Assets Acquired
Real estate inventories	$435,054
Goodwill	52,693
Intangible asset - brand name	6,700
Joint venture in mortgage business	2,000
Other	545
Total Assets	$496,992

Liabilities Assumed
Accounts payable	$603
Accrued expenses	3,971
Total liabilities	4,574
Net assets acquired	$492,418
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
There were no acquisition related costs incurred during the three and nine months ended September 30, 2015.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three and nine months ended September 30, 2014 as if the Polygon Acquisition had been completed as of January 1, 2013 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Operating revenues	$241,726	$688,543
Net income available to common stockholders	$6,441	$31,631
Income per share - basic	$0.21	$1.01
Income per share - diluted	$0.20	$0.97
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

Note 3—Variable Interest Entities and Noncontrolling Interests
As of September 30, 2015 and December 31, 2014, the Company was party to eight and six joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of September 30, 2015 and December 31, 2014.
As of September 30, 2015, the assets of the consolidated VIEs totaled $137.7 million, of which $6.2 million was cash and cash equivalents and $128.0 million was real estate inventories. The liabilities of the consolidated VIEs totaled $86.6 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating revenue:
California (1)	$68,161	$105,701	$242,615	$355,773
Arizona	21,088	16,750	38,782	46,459
Nevada	31,924	36,540	89,937	72,081
Colorado	23,864	9,005	69,457	23,443
Washington	46,905	19,994	124,371	19,994
Oregon	59,765	18,908	138,408	18,908
Total operating revenue	$251,707	$206,898	$703,570	$536,658

(1) Operating revenue in the California segment includes construction services revenue.
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Income before provision for income taxes
California	$5,679	$13,296	$26,756	$57,127
Arizona	1,692	1,590	2,302	5,262
Nevada	2,611	2,709	8,660	5,738
Colorado	742	(386)	1,381	(1,498)
Washington	5,609	2,256	12,501	2,256
Oregon	6,698	1,701	14,809	1,701
Corporate	(5,798)	(11,545)	(17,496)	(24,091)
Income before provision for income taxes	$17,233	$9,621	$48,913	$46,495

	September 30, 2015	December 31, 2014
Homebuilding assets:
California	$748,229	$572,900
Arizona	204,171	179,529
Nevada	174,250	135,358
Colorado	131,028	131,085
Washington	267,111	281,456
Oregon	248,350	200,761
Corporate (1)	219,599	173,338
Total homebuilding assets	$1,992,738	$1,674,427

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, deferred loan costs, and other assets.
Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Real estate inventories:
Land deposits	$69,971	$65,873
Land and land under development	988,338	1,057,860
Homes completed and under construction	584,177	225,496
Model homes	90,913	55,410
Total	$1,733,399	$1,404,639

Note 6—Senior Notes, Secured, and Unsecured Indebtedness
Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Notes payable:
Construction notes payable	$105,038	$38,688
Seller financing	7,500	547
Revolving line of credit	85,000	—
Total notes payable	197,538	39,235

Subordinated amortizing notes	15,718	20,717

Senior notes:
5 3/4% Senior Notes due April 15, 2019	150,000	150,000
8 1/2% Senior Notes due November 15, 2020	429,235	430,149
7% Senior Notes due August 15, 2022	350,995	300,000
Total senior notes	930,230	880,149

Total notes payable and senior notes	$1,143,486	$940,101

As of September 30, 2015, the maturities of the Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 8 1/2% Senior Notes, and 7% Senior Notes are as follows (in thousands):

Year Ending December 31,
2015	$7,500
2016	22,248
2017	170,966
2018	12,542
2019	150,000
Thereafter	775,000
$1,138,256
Maturities above exclude premium on the 8 1/2% and 7% Senior Notes in an aggregate of $5.2 million as of September 30, 2015.
Notes Payable
Construction Notes Payable

The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of September 30, 2015 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
August, 2015	$14.2	$2.7	August, 2017	4.25%	(1)
August, 2015	37.5	21.3	August, 2017	4.25%	(1)
July, 2015	22.5	12.5	July, 2018	3.75%	(2)
April, 2015	18.5	9.9	October, 2017	3.75%	(2)
November, 2014	24.0	18.5	November, 2017	3.75%	(2)
November, 2014	22.0	17.8	November, 2017	3.75%	(2)
March, 2014	26.0	16.7	October, 2016	3.19%	(1)
December, 2013	18.6	5.6	January, 2016	4.25%	(1)
	$183.3	$105.0
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at the prime rate +0.5%.
Seller Financing

At September 30, 2015, the Company had $7.5 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at 5% per annum, is secured by the underlying land, and had an original maturity of April 2015, which was subsequently extended to October 2015.
Revolving Line of Credit
On March 27, 2015, William Lyon Homes, Inc., a California corporation ("California Lyon") and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement for a revolving credit facility of up to $100 million (the "Revolver") was amended and restated in its entirety (as so amended and restated, the “Amended Facility”). The Amended Facility amends and restates the Revolver and provides for total lending commitments of $130.0 million. In addition, the Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances (up from a maximum aggregate of $125.0 million under the previous facility), as well as a sublimit of $50.0 million for letters of credit, and extends the maturity date of the previous facility by one year to August 7, 2017.
The Amended Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of September 30, 2015.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s direct and indirect wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of September 30, 2015, the Company had $85.0 million outstanding against the Amended Facility at an effective rate of 3.87%, as well as a letter of credit for $7.3 million. As of December 31, 2014, the Company had no amounts outstanding under the Amended Facility, with the exception of the above mentioned letter of credit.

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
Each amortizing note had an initial principal amount of $18.01, bears interest at the annual rate of 5.50% and has a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes will pay equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which was $1.8056 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal. The amortizing notes rank equally in right of payment to all of the Company's existing and future senior indebtedness, other than borrowings under the Amended Facility and the Company's secured project level financing, which will be senior in right of payment to the obligations under the amortizing notes, in each case to the extent of the value of the assets securing such indebtedness.
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of September 30, 2015 and December 31, 2014, the amortizing notes had an unamortized carrying value of $15.7 million and $20.7 million, respectively.
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
As of September 30, 2015, the outstanding amount of the 5.75% Notes was $150.0 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of both September 30, 2015 and December 31, 2014, the outstanding amount of the 8.5% Notes was $425 million, excluding unamortized premium of $4.2 million and $5.1 million, respectively. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

7% Senior Notes Due 2022
On August 11, 2014, WLH PNW Finance Corp. (“Escrow Issuer”), completed its private placement with registration rights of 7.00% Senior Notes due 2022 (the “initial 7.00% Notes”), in an aggregate principal amount of $300 million. The initial 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Polygon Acquisition, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the initial 7.00% Notes and the related indenture by operation of law (the “Escrow Merger”). Following the Escrow Merger, California Lyon is the obligor under the initial 7.00% Notes. In January 2015, we exchanged 100% of the initial 7.00% Notes for notes that are freely transferable and registered under the Securities Act.

On September 15, 2015, California Lyon completed its private placement with registration rights of an additional $50.0 million in aggregate principal amount of its 7.00% Senior Notes due 2022 (the “additional 7.00% Notes”, and together with the intial 7.00% Notes, the "7.00% Notes") at an issue price of 102.0% of their principal amount, plus accrued interest from August 15, 2015, resulting in net proceeds of approximately $50.5 million. The Company intends to exchange 100% of the additional 7.00% Notes for notes that are freely transferable and registered under the Securities Act subsequent to the filing of this quarterly report.

As of September 30, 2015 and December 31, 2014, the outstanding amount of the 7.00% Notes was $350 million and $300.0 million, respectively, excluding unamortized premium of $1.0 million as of September 30, 2015. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150.0 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of September 30, 2015.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of September 30, 2015 and December 31, 2014; consolidating statements of operations for the three and nine months ended September 30, 2015 and 2014; and consolidating statements of cash flows for the nine month periods ended September 30, 2015 and 2014, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of September 30, 2015 and December 31, 2014, and for the three and nine month periods ended September 30, 2015 and 2014.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of September 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$18,896	$927	$6,556	$—	$26,379
Restricted cash	—	504	—	—	—	504
Receivables	—	19,145	672	3,947	—	23,764
Escrow proceeds receivable	—	2,579	3,241	—	—	5,820
Real estate inventories	—	958,504	633,277	141,618	—	1,733,399
Deferred loan costs, net	—	15,466	—	—	—	15,466
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	248	6,700	—	—	6,948
Deferred income taxes, net	—	89,487	—	—	—	89,487
Other assets, net	—	21,259	2,514	296	—	24,069
Investments in subsidiaries	604,064	(35,857)	(602,014)	—	33,807	—
Intercompany receivables	—	—	236,307	—	(236,307)	—
Total assets	$604,064	$1,104,440	$334,317	$152,417	$(202,500)	$1,992,738
LIABILITIES AND EQUITY
Accounts payable	$—	$58,514	$50,845	$5,949	$—	$115,308
Accrued expenses	—	88,569	6,969	98	—	95,636
Notes payable	—	116,574	—	80,964	—	197,538
Subordinated amortizing notes	—	15,718	—	—	—	15,718
5 3/4% Senior Notes	—	150,000	—	—	—	150,000
8 1/2% Senior Notes	—	429,235	—	—	—	429,235
7% Senior Notes	—	350,995	—	—	—	350,995
Intercompany payables	—	169,288	—	67,019	(236,307)	—
Total liabilities	—	1,378,893	57,814	154,030	(236,307)	1,354,430
Equity
William Lyon Homes stockholders’ equity (deficit)	604,064	(274,453)	276,503	(35,857)	33,807	604,064
Noncontrolling interests	—	—	—	34,244	—	34,244
Total liabilities and equity	$604,064	$1,104,440	$334,317	$152,417	$(202,500)	$1,992,738

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$93,094	$149,122	$4,595	$—	$246,811
Construction services	—	4,896	—	—	—	4,896
Management fees	—	(138)	—	—	138	—
	—	97,852	149,122	4,595	138	251,707
Operating costs
Cost of sales	—	(73,217)	(124,476)	(4,226)	(138)	(202,057)
Construction services	—	(4,146)	—	—	—	(4,146)
Sales and marketing	—	(6,312)	(8,244)	(796)	—	(15,352)
General and administrative	—	(11,515)	(2,466)	—	—	(13,981)
Amortization of intangible assets	—	(45)	—	—	—	(45)
Other	—	(889)	297	—	—	(592)
	—	(96,124)	(134,889)	(5,022)	(138)	(236,173)
Income from subsidiaries	12,082	623	—	—	(12,705)	—
Operating income (loss)	12,082	2,351	14,233	(427)	(12,705)	15,534
Other income (expense), net	—	1,642	368	(311)	—	1,699
Income (loss) before provision for income taxes	12,082	3,993	14,601	(738)	(12,705)	17,233
Provision for income taxes	—	(4,956)	—	—	—	(4,956)
Net income (loss)	12,082	(963)	14,601	(738)	(12,705)	12,277
Less: Net income attributable to noncontrolling interests	—	—	—	(195)	—	(195)
Net income (loss) available to common stockholders	$12,082	$(963)	$14,601	$(933)	$(12,705)	$12,082

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$113,716	$64,656	$17,933	$—	$196,305
Construction services	—	10,593	—	—	—	10,593
Management fees	—	455	—	—	(455)	—
	—	124,764	64,656	17,933	(455)	206,898
Operating costs
Cost of sales	—	(88,778)	(54,828)	(14,623)	455	(157,774)
Construction services	—	(8,262)	—	—	—	(8,262)
Sales and marketing	—	(7,636)	(3,856)	(984)	—	(12,476)
General and administrative	—	(11,532)	(1,194)	—	—	(12,726)
Transaction expenses	—	(5,768)	—	—	—	(5,768)
Amortization of intangible assets	—	(174)	—	—	—	(174)
Other	—	(620)	18	2	—	(600)
	—	(122,770)	(59,860)	(15,605)	455	(197,780)
Income from subsidiaries	5,638	907	—	—	(6,545)	—
Operating income (loss)	5,638	2,901	4,796	2,328	(6,545)	9,118
Other income (expense), net	—	685	142	(324)	—	503
Income (loss) before provision for income taxes	5,638	3,586	4,938	2,004	(6,545)	9,621
Provision for income taxes	—	(1,999)	—	—	—	(1,999)
Net income (loss)	5,638	1,587	4,938	2,004	(6,545)	7,622
Less: Net loss (income) attributable to noncontrolling interests	—	483	—	(2,467)	—	(1,984)
Net income (loss) available to common stockholders	$5,638	$2,070	$4,938	$(463)	$(6,545)	$5,638

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$287,636	$368,519	$28,111	$—	$684,266
Construction services	—	19,304	—	—	—	19,304
Management fees	—	(844)	—	—	844	—
	—	306,096	368,519	28,111	844	703,570
Operating costs
Cost of sales	—	(222,575)	(309,076)	(23,891)	(844)	(556,386)
Construction services	—	(16,073)	—	—	—	(16,073)
Sales and marketing	—	(18,478)	(21,544)	(2,458)	—	(42,480)
General and administrative	—	(33,503)	(7,841)	—	—	(41,344)
Amortization of intangible assets	—	(710)	—	—	—	(710)
Other	—	(2,671)	1,122	—	—	(1,549)
	—	(294,010)	(337,339)	(26,349)	(844)	(658,542)
Income (loss) from subsidiaries	31,041	(5,845)	—	—	(25,196)	—
Operating income	31,041	6,241	31,180	1,762	(25,196)	45,028
Other income (expense), net	—	7,093	5,685	(8,893)	—	3,885
Income (loss) before provision for income taxes	31,041	13,334	36,865	(7,131)	(25,196)	48,913
Provision for income taxes	—	(15,780)	—	—	—	(15,780)
Net income (loss)	31,041	(2,446)	36,865	(7,131)	(25,196)	33,133
Less: Net income attributable to noncontrolling interests	—	—	—	(2,092)	—	(2,092)
Net income (loss) available to common stockholders	$31,041	$(2,446)	$36,865	$(9,223)	$(25,196)	$31,041

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$343,449	$107,093	$55,930	$—	$506,472
Construction services	—	30,186	—	—	—	30,186
Management fees	—	1,672	—	—	(1,672)	—
	—	375,307	107,093	55,930	(1,672)	536,658
Operating costs
Cost of sales	—	(262,360)	(89,351)	(43,573)	1,672	(393,612)
Construction services	—	(24,735)	—	—	—	(24,735)
Sales and marketing	—	(18,526)	(6,671)	(2,761)	—	(27,958)
General and administrative	—	(33,030)	(2,849)	(2)	—	(35,881)
Transaction expenses	—	(5,768)	—	—		(5,768)
Amortization of intangible assets	—	(1,294)	—	—	—	(1,294)
Other	—	(1,917)	36	(10)	—	(1,891)
	—	(347,630)	(98,835)	(46,346)	1,672	(491,139)
Income from subsidiaries	26,620	7,730	—	—	(34,350)	—
Operating income	26,620	35,407	8,258	9,584	(34,350)	45,519
Other income (expense), net	—	1,550	131	(705)	—	976
Income before provision for income taxes	26,620	36,957	8,389	8,879	(34,350)	46,495
Provision for income taxes	—	(12,779)	—	—	—	(12,779)
Net income	26,620	24,178	8,389	8,879	(34,350)	33,716
Less: Net income attributable to noncontrolling interests	—	—	—	(7,096)	—	(7,096)
Net income available to common stockholders	$26,620	$24,178	$8,389	$1,783	$(34,350)	$26,620

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash used in operating activities	$(3,108)	$(148,129)	$(19,212)	$(52,390)	$2,485	$(220,354)
Investing activities
Investments in and advances to unconsolidated joint ventures	—	(1,000)	—	—	—	(1,000)
Purchases of property and equipment	—	(1,375)	65	22	—	(1,288)
Investments in subsidiaries	—	(6,572)	27,885	—	(21,313)	—
Net cash (used in) provided by investing activities	—	(8,947)	27,950	22	(21,313)	(2,288)
Financing activities
Proceeds from borrowings on notes payable	—	30,415	—	54,511	—	84,926
Principal payments on notes payable	—	(8,725)	(162)	(12,236)	—	(21,123)
Proceeds from issuance of 7% notes	—	51,000	—	—	—	51,000
Proceeds from borrowings on Revolver	—	194,000	—	—	—	194,000
Payments on Revolver	—	(109,000)	—	—	—	(109,000)
Principal payments on subordinated amortizing notes	—	(4,999)	—	—	—	(4,999)
Payment of deferred loan costs	—	(1,755)	—	—	—	(1,755)
Proceeds from stock options exercised	—	106	—	—	—	106
Shares remitted to or withheld by Company for employee tax withholding	—	(1,826)	—	—	—	(1,826)
Noncontrolling interest contributions	—	—	—	13,125	—	13,125
Noncontrolling interest distributions	—	—	—	(8,204)	—	(8,204)
Advances to affiliates	—	—	(4,810)	9,327	(4,517)	—
Intercompany receivables/payables	3,108	(21,706)	(3,412)	(1,335)	23,345	—
Net cash provided by (used in) financing activities	3,108	127,510	(8,384)	55,188	18,828	196,250
Net (decrease) increase in cash and cash equivalents	—	(29,566)	354	2,820	—	(26,392)
Cash and cash equivalents at beginning of period	—	48,462	573	3,736	—	52,771
Cash and cash equivalents at end of period	$—	$18,896	$927	$6,556	$—	$26,379

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(1,496)	$358,146	$(536,794)	$(2,396)	$1,496	$(181,044)
Investing activities
Cash paid for acquisitions, net	—	(437,599)	(51,186)	—	—	(488,785)
Purchases of property and equipment	—	(1,447)	(288)	8	—	(1,727)
Investments in subsidiaries	—	56,889	595,575	—	(652,464)	—
Net cash provided by (used in) investing activities	—	(382,157)	544,101	8	(652,464)	(490,512)
Financing activities
Proceeds from borrowings on notes payable	—	1,113	(1,114)	57,948	—	57,947
Principal payments on notes payable	—	(12,730)	—	(44,425)	—	(57,155)
Proceeds from issuance of 5 3/4% notes	—	150,000	—	—	—	150,000
Proceeds from issuance of 7% notes	—	300,000	—	—	—	300,000
Proceeds from borrowings on Revolver	—	120,000	—	—	—	120,000
Payment of deferred loan costs	—	(18,909)	—	—	—	(18,909)
Proceeds from exercise of stock options	—	285	—	—	—	285
Shares remitted to Company for employee tax witholding	—	(1,454)	—	—	—	(1,454)
Offering costs related to sale of common stock	—	(105)	—	—	—	(105)
Noncontrolling interest contributions	—	—	—	9,641	—	9,641
Noncontrolling interest distributions	—	—	—	(25,247)	—	(25,247)
Advances to affiliates	—	—	2	(47,305)	47,303	—
Intercompany receivables/payables	1,496	(654,787)	(6,028)	55,654	603,665	—
Net cash provided by (used in) financing activities	1,496	(116,587)	(7,140)	6,266	650,968	535,003
Net (decrease) increase in cash and cash equivalents	—	(140,598)	167	3,878	—	(136,553)
Cash and cash equivalents at beginning of period	—	166,516	28	5,128	—	171,672
Cash and cash equivalents at end of period	$—	$25,918	$195	$9,006	$—	$35,119

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2015 and December 31, 2014, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$197,538	$197,538	$39,235	$39,235
Subordinated amortizing notes	$15,718	$18,901	$20,717	$20,717
5 3/4% Senior Notes due 2019	$150,000	$150,750	$150,000	$149,250
8 1/2% Senior Notes due 2020	$429,235	$455,813	$430,149	$462,410
7% Senior Notes due 2022	$350,995	$359,625	$300,000	$300,750
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

Note 8—Related Party Transactions

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and a wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft (the “Aircraft”). The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft. As part of the Company’s fresh start accounting, the carrying value of the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $0.1 million. The note is due in September 2016. As of September 30, 2015 and December 31, 2014 the amortized balance of the note was $6.0 million and $5.8 million, respectively.
Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 28.8% and 32.3%, and 20.8% and 27.5% for the three and nine months ended September 30, 2015 and 2014, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests and the domestic production activities deduction,.
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2015 the Company’s valuation allowance was $0.6 million due to projected excess realized built-in-losses which may expire unused.
At September 30, 2015, the Company had $3.6 million remaining federal net operating loss carryforwards and $66.1 million of remaining state net operating loss carryforwards. Federal and state net operating loss carryforwards begin to expire in 2031 and 2015, respectively. In addition, as of September 30, 2015, the Company had unused federal and state built-in losses of $66.1 million and $10.3 million, respectively. The five year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at September 30, 2015, which have an indefinite life.
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

Note 10—Income Per Common Share
Basic and diluted income per common share for the three and nine months ended September 30, 2015 and 2014 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Basic weighted average number of common shares outstanding	36,573,099	31,232,655	36,534,554	31,184,101
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,465,119	1,528,091	1,396,633	1,541,063
Tangible equity units	469,049	—	469,049	—
Diluted average shares outstanding	38,507,267	32,760,746	38,400,236	32,725,164
Net income available to common stockholders	$12,082	$5,638	$31,041	$26,620
Basic income per common share	$0.33	$0.18	$0.85	$0.85
Dilutive income per common share	$0.31	$0.17	$0.81	$0.81
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	240,000	—	160,000	—

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
During the three and nine months ended September 30, 2015, the Company granted 998 and 198,612 shares of restricted stock, and zero and 282,216 shares of performance based restricted stock, respectively. During the three and nine months ended September 30, 2015, the Company granted zero and 240,000 stock options, respectively. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and nine months ended September 30, 2015 and 2014 of $1.6 million and $4.8 million, and $0.9 million and $2.8 million, respectively.

Stock Options

On April 1, 2015, the Company granted options to purchase 240,000 shares of the Company's Class A common stock. The options have a grant date of April 1, 2015, and were granted under the Company’s 2012 Equity Incentive Plan and have an exercise price per share of $25.82, the closing trading price of the Company's common stock on March 31, 2015. 120,000 of the options vest in three equal annual installments commencing on March 31, 2018, and the other 120,000 options vest in a single installment on March 31, 2018, in each case, subject to continued employment by the option holder with the Company.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the nine months ended September 30, 2015, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of a pre-established performance target as of the end of the 2015 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2016, 2017 and 2018, subject to each grantee’s continued service through each vesting date. Based on the assessment as of September 30, 2015, management determined that the currently available data was sufficient to support that the achievement of the minimum performance target is probable, and as such compensation expense of $0.9 million has been recognized for these awards to date.
Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the nine months ended September 30, 2015, representing 178,395 shares of restricted stock, 141,102 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2016, 2017 and 2018, and 37,293 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on the grant date anniversary of each of 2016 and 2017. With respect to the restricted stock awards granted to certain non-employee directors of the Company during the nine months ended September 30, 2015, representing 20,217 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2015, September 1, 2015, December 1, 2015 and March 1, 2016, subject to each grantee’s continued service on the board through each vesting date.
Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of September 30, 2015, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $1.1 million and $2.8 million, and $0.8 million and $2.1 million, respectively, in the three and nine months ended September 30, 2015 and 2014, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2015 (in thousands).

Year Ending December 31
2015	$546
2016	2,362
2017	2,149
2018	2,139
2019	1,923
Thereafter	4,118
Total	$13,237
As of September 30, 2015 and December 31, 2014, the Company had $0.5 million and $0.5 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $147.7 million at September 30, 2015, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2015, the Company had $150.5 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of September 30, 2015, the Company has made non-refundable deposits of $70.0 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $458.6 million as of September 30, 2015.

Note 13—Subsequent Events
In October 2015, California Lyon acquired certain lots within the master planned community of Lake Las Vegas in Nevada for a cash purchase price of approximately $7.3 million, from an entity managed by an affiliate of Paulson & Co., Inc. (“Paulson”).  WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, holds over 5% of Parent’s outstanding Class A common stock.  The Company believes that the transaction was on terms no less favorable than it would have agreed to with unrelated parties.

Other than than the event described above, no events have occurred subsequent to September 30, 2015, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, San Diego, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 59 years of homebuilding operations, over which time it has sold in excess of 95,000 homes. For the nine months ended September 30, 2015 (the "2015 period"), the Company had revenues from homes sales of $681.8 million, a 35% increase from $504.5 million for the nine months ended September 30, 2014 (the "2014 period"), which includes results from all reportable operating segments. The Company had net new home orders of 2,059 homes in the 2015 period, a 70% increase from 1,210 in the 2014 period, while the average sales price ("ASP") for homes closed decreased 7% to $453,000 in the 2015 period from $487,000 in the 2014 period.
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
Results of Operations
In the nine months ended September 30, 2015, the Company delivered 1,505 homes, with an ASP of approximately $453,000, and recognized home sales revenue of $681.8 million. The Company generated net income of $31.0 million for the nine months ended September 30, 2015, and earnings per share of $0.81, on a diluted basis. The Company continues to see positive trends in price appreciation at most of its projects over the course of the year, and our average sales price of homes in backlog is approximately $520,500 as of September 30, 2015, which is 15% higher than the average sales price of homes closed for the nine months ended September 30, 2015 of $453,000.
On August 12, 2014, the Company completed its acquisition of the residential homebuilding operations of PNW Home Builders, L.L.C. and its affiliates, such operations being referred to herein as "Polygon Northwest Homes" and such acquisition being referred to herein as the "Polygon Acquisition", which marked the beginning of the Washington and Oregon reporting segments. Financial data herein as of September 30, 2015, and for the three and nine months ended September 30, 2015 include operations for the Washington and Oregon reporting segments. Financial data as of September 30, 2014, and for the three and nine months ended September 30, 2014 include operations for the Washington and Oregon operating segments for the period from August 12, 2014 through September 30, 2014.
As of September 30, 2015, the Company was selling homes in 77 communities, and our average community count for the nine month period then ended was 65 locations. We had a consolidated backlog of 1,032 homes sold but not closed, with an associated sales value of $537.1 million, representing a 42% increase in units, and a 40% increase in dollar value, as compared to the backlog at September 30, 2014.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 18.6% and 25.1%, respectively, for the nine months ended September 30, 2015, as compared to 22.3% and 26.4%, respectively, for the nine months ended September 30, 2014.
Comparisons of the Three Months Ended September 30, 2015 to September 30, 2014
Revenues from homes sales increased 25% to $244.3 million during the three months ended September 30, 2015, compared to $196.1 million during the three months ended September 30, 2014. The increase is primarily due to the inclusion of the Washington and Oregon reporting segments for a full quarter during the 2015 period, compared with only the period after acquisition during the 2014 period. The number of net new home orders for the three months ended September 30, 2015 increased 49% to 628 homes from 422 homes for the three months ended September 30, 2014.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Number of Net New Home Orders
California	158	182	(24)	(13)%
Arizona	119	45	74	164%
Nevada	77	49	28	57%
Colorado	38	45	(7)	(16)%
Subtotal	392	321	71	22%
Washington	98	42	56	133%
Oregon	138	59	79	134%
Total	628	422	206	49%
Cancellation Rate	23%	20%	3%
The 49% increase in net new homes orders is driven by a 49% increase in average number of sales locations to 73 average locations in 2015, compared to 49 in the 2014 period, driven by the opening of new communities in Colorado, Arizona Nevada, and Oregon, as well as the inclusion of the operations of the Washington and Oregon reporting segments for the entire 2015 period, compared with only the period after the acquisition of Polygon Northwest Homes during the 2014 period. Cancellation rates during the 2015 period increased to 23% from 20% during the 2014 period.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Average Number of Sales Locations
California	18	18	—	—%
Arizona	8	5	3	60%
Nevada	11	9	2	22%
Colorado	14	11	3	27%
Subtotal	51	43	8	19%
Washington	6	3	3	100%
Oregon	16	3	13	433%
Total	73	49	24	49%
The average number of sales locations for the Company increased to 73 locations for the three months ended September 30, 2015 compared to 49 for the three months ended September 30, 2014, driven by the opening of new communities in Colorado, Arizona, Nevada, and Oregon during 2015, as well as having operations of Polygon Northwest Homes for the entire 2015 period. The increase in average number of sales locations is in line with the Company's growth plans as it continues to convert its land supply into home sites.

	September 30,		Increase (Decrease)
	2015	2014	Amount	%
Backlog (units)
California	297	290	7	2%
Arizona	238	56	182	325%
Nevada	109	109	—	—%
Colorado	134	90	44	49%
Subtotal	778	545	233	43%
Washington	90	81	9	11%
Oregon	164	102	62	61%
Total	1,032	728	304	42%

The Company’s backlog at September 30, 2015 increased 42% to 1,032 units from 728 units at September 30, 2014. The increase is primarily attributable to the Arizona, Colorado and Oregon reporting segments, which added 182, 44, and 62 units, respectively over the 2014 period. No reporting segments experienced a decrease from the 2014 period.

	September 30,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$236,202	$172,574	$63,628	37%
Arizona	59,737	14,817	44,920	303%
Nevada	70,601	88,825	(18,224)	(21)%
Colorado	64,300	42,350	21,950	52%
Subtotal	430,840	318,566	112,274	35%
Washington	36,902	32,301	4,601	14%
Oregon	69,383	32,000	37,383	117%
Total	$537,125	$382,867	$154,258	40%
The dollar amount of backlog of homes sold but not closed as of September 30, 2015 was $537.1 million, up 40% from $382.9 million as of September 30, 2014. The increase primarily reflects an increase in net new orders as described above. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog increased 37% to $236.2 million as of September 30, 2015 from $172.6 million as of September 30, 2014, which is attributable to a 34% increase in the ASP of homes in backlog to $795,300 in the 2015 period from $595,100 in the 2014 period. The increase in average sales price of homes in backlog reflects a greater number of homes in backlog with price points above $1.0 million dollars, to 70 in the 2015 period from 25 in the 2014 period. In California, the cancellation rate increased to 23% for the three months ended September 30, 2015 from 17% for the three months ended September 30, 2014.
In Arizona, the dollar amount of backlog increased 303% to $59.7 million as of September 30, 2015 from $14.8 million as of September 30, 2014, which is attributable to a 325% increase in the number of homes in backlog, to 238 at September 30, 2015, from 56 at September 30, 2014, driven by period over period order growth. In the Arizona reporting segment, the cancellation rate increased to 16% for the three months ended September 30, 2015 from 13% for the three months ended September 30, 2014.
In Nevada, the dollar amount of backlog decreased 21% to $70.6 million as of September 30, 2015 from $88.8 million as of September 30, 2014, attributable to a 21% decrease in average sales price of homes in backlog to $647,700 as of September 30, 2015, from $814,900 as of September 30, 2014. The decrease in average sales price of homes in backlog reflects a smaller number of homes in backlog with price points above $1.0 million dollars, to 8 in the 2015 period from 31 in the 2014 period. In Nevada, the cancellation rate decreased to 21% for the three months ended September 30, 2015 from 29% for the three months ended September 30, 2014.
In Colorado, the dollar amount of backlog increased 52% to $64.3 million as of September 30, 2015 from $42.4 million as of September 30, 2014, which is attributable to a 49% increase in the number of units in backlog, to 134 units as of September 30, 2015, from 90 units as of September 30, 2014. In Colorado, the cancellation rate increased to 28% for the three months ended September 30, 2015 from 17% for the three months ended September 30, 2014.
In Washington, the dollar amount of backlog increased 14% to $36.9 million as of September 30, 2015 from $32.3 million as of September 30, 2014, which is attributable to a 11% increase in the number of units in backlog, to 90 units as of September 30, 2015, from 81 units as of September 30, 2014. In Washington, the cancellation rate decreased to 24% for the three months ended September 30, 2015 from 26% for the three months ended September 30, 2014.
In Oregon, the dollar amount of backlog increased 117% to $69.4 million as of September 30, 2015 from $32.0 million as of September 30, 2014, which is primarily attributable to a 61% increase in the number of units in backlog, to 164 units as of September 30, 2015, from 102 units as of September 30, 2014, coupled with a 35% increase in the ASP of homes in backlog to $423,100 in the 2015 period from $313,700 in the 2014 period. In Oregon, the cancellation rate increased to 27% for the three months ended September 30, 2015 from 21% for the three months ended September 30, 2014.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Number of Homes Closed
California	122	177	(55)	(31)%
Arizona	69	62	7	11%
Nevada	63	63	—	—%
Colorado	50	18	32	178%
Subtotal	304	320	(16)	(5)%
Washington	117	43	74	172%
Oregon	143	61	82	134%
Total	564	424	140	33%

During the three months ended September 30, 2015, the number of homes closed increased 33% to 564 from 424 in the 2014 period. The increase was primarily attributable to the Washington and Oregon reporting segments, which reflect results for the entire 2015 period, compared to the 2014 period which only includes homes closed after the acquisition of Polygon Northwest Homes, as well as an increase in the Colorado reporting segment. The decrease in California is driven by a lower number of homes in backlog to begin the quarter compared to the prior year, coupled with a decrease in the conversion rate to 47% in the 2015 period, from 62% in the 2014 period.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$63,265	$94,893	$(31,628)	(33)%
Arizona	18,588	16,750	1,838	11%
Nevada	31,924	36,540	(4,616)	(13)%
Colorado	23,864	9,005	14,859	165%
Subtotal	137,641	157,188	(19,547)	(12)%
Washington	46,905	19,994	26,911	135%
Oregon	59,765	18,908	40,857	216%
Total	$244,311	$196,090	$48,221	25%
The 25% increase in homebuilding revenue is driven by the 33% increase in homes closed discussed above, partially offset by a decrease in ASP of homes closed during the period. In addition, these trends are impacted by the Washington and Oregon reporting segments, which reflect results for the entire 2015 period, compared to the 2014 period which only includes homes closed after the acquisition of Polygon Northwest Homes.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Average Sales Price of Homes Closed
California	$518,600	$536,100	$(17,500)	(3)%
Arizona	269,400	270,200	(800)	—%
Nevada	506,700	580,000	(73,300)	(13)%
Colorado	477,300	500,300	(23,000)	(5)%
Subtotal average	452,800	491,200	(38,400)	(8)%
Washington	400,900	465,000	(64,100)	(14)%
Oregon	417,900	310,000	107,900	35%
Total	$433,200	$462,500	$(29,300)	(6)%

The average sales price of homes closed during the 2015 period decreased 6% due to a greater proportion of overall deliveries in the current period in the Arizona, Washington, and Oregon reporting segments, which have lower price points. In Nevada, the decrease in average sales price of homes closed was attributable to 20 closings with an average sales price in excess of $900,000 during 2014 for which there were 15 comparable closings in the 2015 period.
Gross Margin
Homebuilding gross margins decreased to 18.0% for the three months ended September 30, 2015 from 19.6% in the 2014 period, primarily driven by the application of purchase accounting related to the acquisition of our Washington and Oregon reporting segments, which negatively impacted gross margins by 330 basis points during the 2015 period.
For the comparison of the three months ended September 30, 2015 and the three months ended September 30, 2014, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 24.7% for the 2015 period compared to 24.6% for the 2014 period. The decrease was primarily a result of the changes for homebuilding gross margins described previously.
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

	Three Months Ended September 30,
	2015	2014
	(dollars in thousands)
Home sales revenue	$244,311	$196,090
Cost of home sales	200,328	157,565
Homebuilding gross margin	43,983	38,525
Homebuilding gross margin percentage	18.0%	19.6%
Add: Interest in cost of sales	8,373	5,970
Add: Purchase accounting adjustments	7,986	3,802
Adjusted homebuilding gross margin	$60,342	$48,297
Adjusted homebuilding gross margin percentage	24.7%	24.6%

Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $4.9 million for the three months ended September 30, 2015, and $10.6 million for the three months ended September 30, 2014. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California.
Sales and Marketing, General and Administrative

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2015	2014	2015	2014
	(dollars in thousands)
Sales and Marketing	$15,352	$12,476	6.3%	6.4%
General and Administrative	13,981	12,726	5.7%	6.5%
Total Sales and Marketing & General and Administrative	$29,333	$25,202	12.0%	12.9%
Sales and marketing expense as a percentage of home sales revenue decreased slightly to 6.3% in the 2015 period compared to 6.4% in the 2014 period. General and administrative expense as a percentage of home sales revenues decreased to 5.7% in the 2015 period compared to 6.5% in the 2014 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.
Other Items
Interest activity for the three months ended September 30, 2015 and September 30, 2014 is as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Interest incurred	$19,271	$17,504
Less: Interest capitalized	19,271	17,504
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$12,565	$2,925
The increase in interest incurred for the three months ended September 30, 2015, compared to the interest incurred for the three months ended September 30, 2014, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the three months ended September 30, 2015, the Company recorded a provision for income taxes of $5.0 million, for an effective tax rate of 28.8%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the three months ended September 30, 2014, the Company recorded a provision for income taxes of $2.0 million for an effective tax rate of 20.8%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $0.2 million during the 2015 period, from $2.0 million during the 2014 period. The decrease is attributable to a reduction in net income from a joint venture that was sold out during 2014 for which there was no activity during the three months ended September 30, 2015.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the three months ended September 30, 2015, and 2014 was $12.1 million, and $5.6 million, respectively.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	September 30,		Increase (Decrease)
	2015	2014	Amount	%
Lots Owned
California	2,315	2,184	131	6%
Arizona	5,289	5,471	(182)	(3)%
Nevada	2,864	2,909	(45)	(2)%
Colorado	864	1,025	(161)	(16)%
Subtotal	11,332	11,589	(257)	(2)%
Washington	1,180	1,538	(358)	(23)%
Oregon	1,399	1,340	59	4%
Total	13,911	14,467	(556)	(4)%
Lots Controlled(1)
California	419	1,582	(1,163)	(74)%
Arizona	—	—	—	—%
Nevada	657	215	442	206%
Colorado	148	186	(38)	(20)%
Subtotal	1,224	1,983	(759)	(38)%
Washington	937	786	151	19%
Oregon	1,601	839	762	91%
Total	3,762	3,608	154	4%
Total Lots Owned and Controlled	17,673	18,075	(402)	(2)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has decreased to 17,673 lots owned and controlled at September 30, 2015 from 18,075 lots at September 30, 2014. The decrease reflects the development and sale of lots as part of the Company's continued homebuilding operations.

Comparisons of the Nine Months Ended September 30, 2015 to September 30, 2014
Revenues from homes sales increased 35% to $681.8 million during the nine months ended September 30, 2015, compared to $504.5 million during the nine months ended September 30, 2014. The increase is primarily due to the inclusion of the operations of the Washington and Oregon reporting segments for the entire 2015 period, compared with only the period after the acquisition of Polygon Northwest Homes during the 2014 period. The number of net new home orders for the nine months ended September 30, 2015 increased 70% to 2,059 homes from 1,210 homes for the nine months ended September 30, 2014.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Number of Net New Home Orders
California	547	637	(90)	(14)%
Arizona	323	160	163	102%
Nevada	193	200	(7)	(4)%
Colorado	200	112	88	79%
Subtotal	1,263	1,109	154	14%
Washington	329	42	287	683%
Oregon	467	59	408	692%
Total	2,059	1,210	849	70%
Cancellation Rate	19%	16%	3%
The 70% increase in net new homes orders is driven by (i) a 63% increase in average number of sales locations to 65 average locations in 2015, compared to 40 in the 2014 period, driven by the opening of locations in all previously established reporting segments, as well as the inclusion of the operations of the Washington and Oregon reporting segments for the entire 2015 period, compared with only the period after the acquisition of Polygon Northwest Homes during the 2014 period. The Company also experienced an increase in the absorption rate during the 2015 period, from 30.3 orders per community in the 2014 period, to 31.7 orders per community in the 2015 period. Cancellation rates during the 2015 period increased to 19% from 16% during the 2014 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Average Number of Sales Locations
California	17	16	1	6%
Arizona	7	6	1	17%
Nevada	10	9	1	11%
Colorado	13	7	6	86%
Subtotal	47	38	9	24%
Washington	6	1	5	500%
Oregon	12	1	11	1,100%
Total	65	40	25	63%
The average number of sales locations for the Company increased to 65 locations for the nine months ended September 30, 2015 compared to 40 for the nine months ended September 30, 2014, driven the inclusion of the operations of the Washington and Oregon reporting segments for the entire 2015 period, compared with only the period after the acquisition of Polygon Northwest Homes during the 2014 period, and by the opening of 39 new communities in all reporting segments during 2015, offset by 18 closed projects. The increase in average number of sales locations is in line with the Company's growth plans as it continues to convert its land supply into home sites for customers.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Number of Homes Closed
California	408	553	(145)	(26)%
Arizona	132	167	(35)	(21)%
Nevada	157	163	(6)	(4)%
Colorado	150	49	101	206%
Subtotal	847	932	(85)	(9)%
Washington	301	43	258	600%
Oregon	357	61	296	485%
Total	1,505	1,036	469	45%

During the nine months ended September 30, 2015, the number of homes closed increased 45% to 1,505 from 1,036 in the 2014 period. The increase was primarily attributable to the addition of the Washington and Oregon reporting segments, which reflect results for the entire 2015 period, compared to the 2014 period which only includes homes closed after the acquisition of Polygon Northwest Homes In addition, the Colorado reporting segment had an increase of 206%, driven by the number of homes in backlog to begin the period when compared with the 2014 period. The decrease in California is driven by a lower number of homes in backlog to begin the period compared to the prior year.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$223,311	$325,372	$(102,061)	(31)%
Arizona	36,282	44,748	(8,466)	(19)%
Nevada	89,937	72,081	17,856	25%
Colorado	69,457	23,443	46,014	196%
Subtotal	418,987	465,644	(46,657)	(10)%
Washington	124,371	19,994	104,377	522%
Oregon	138,408	18,908	119,500	632%
Total	$681,766	$504,546	$177,220	35%
The increase in homebuilding revenue of 35% to $681.8 million for the 2015 period from $504.5 million for the 2014 period is primarily attributable a 45% increase in deliveries, driven by the Washington and Oregon reporting segments which reflect results for the entire 2015 period, compared to the 2014 period which only includes homes closed after the acquisition of Polygon Northwest Homes, along with an increase in the Colorado reporting segment driven by an increase in the number of homes closed, partially offset by decreases in the number of homes delivered in the California and Arizona reporting segments. The average sales price of homes closed in all of our previously established reporting segments remained fairly consistent between periods at $494,700 during the 2015 period from $499,600 during the 2014 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Average Sales Price of Homes Closed
California	$547,300	$588,400	$(41,100)	(7)%
Arizona	274,900	268,000	6,900	3%
Nevada	572,800	442,200	130,600	30%
Colorado	463,000	478,400	(15,400)	(3)%
Subtotal average	494,700	499,600	(4,900)	(1)%
Washington	413,200	465,000	(51,800)	(11)%
Oregon	387,700	310,000	77,700	25%
Total	$453,000	$487,000	$(34,000)	(7)%

The average sales price of homes closed for the 2015 period decreased 7% due to a greater proportion of overall deliveries in the current period in the Arizona, Washington, and Oregon reporting segments, which have lower price points. In Nevada, the increase in average sales price of homes closed was attributable to 47 closings with an average sales price in excess of $900,000 during 2015 for which there were 20 comparable closings in the 2014 period.
Gross Margin
Homebuilding gross margins decreased to 18.6% for the nine months ended September 30, 2015 from 22.3% in the 2014 period. primarily driven by the application of purchase accounting related to the acquisition of our Washington and Oregon reporting segments, which negatively impacted gross margins by 300 basis points during the 2015 period.
For the comparison of the nine months ended September 30, 2015 and the nine months ended September 30, 2014, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 25.1% for the 2015 period compared to 26.4% for the 2014 period. The decrease was primarily a result of the changes for homebuilding gross margins described previously.
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

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Home sales revenue	$681,766	$504,546
Cost of home sales	(554,657)	(392,083)
Homebuilding gross margin	127,109	112,463
Homebuilding gross margin percentage	18.6%	22.3%
Add: Interest in cost of sales	23,750	16,496
Add: Purchase accounting adjustments	20,441	4,088
Adjusted homebuilding gross margin	$171,300	$133,047
Adjusted homebuilding gross margin percentage	25.1%	26.4%
Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $19.3 million for the nine months ended September 30, 2015, and $30.2 million for the nine months ended September 30, 2014. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California.

Sales and Marketing, General and Administrative

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2015	2014	2015	2014
	(dollars in thousands)
Sales and Marketing	$42,480	$27,958	6.2%	5.5%
General and Administrative	41,344	35,881	6.1%	7.1%
Total Sales and Marketing & General and Administrative	$83,824	$63,839	12.3%	12.7%
Sales and marketing expense as a percentage of home sales revenue increased to 6.2% in the 2015 period compared to 5.5% in the 2014 period, driven primarily by higher direct closing and outside broker expenses contributing a relative increase of 0.3% and 0.5% as a percentage of home sales revenue, respectively, compared to the prior year period. General and administrative expense as a percentage of home sales revenues decreased to 6.1% in the 2015 period compared to 7.1% in the 2014 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.
Other Items
Interest activity for the nine months ended September 30, 2015 and September 30, 2014 is as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Interest incurred	$55,915	$38,818
Less: Interest capitalized	55,915	38,818
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$47,590	$22,596
The increase in interest incurred for the nine months ended September 30, 2015, compared to the interest incurred for the nine months ended September 30, 2014, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding outstanding debt.
Provision for Income Taxes
During the nine months ended September 30, 2015, the Company recorded a provision for income taxes of $15.8 million, for an effective tax rate of 32.3%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the nine months ended September 30, 2014, the Company recorded a provision for income taxes of $12.8 million for an effective tax rate of 27.5%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $2.1 million during the 2015 period, from $7.1 million during the 2014 period. The decrease is attributable to a reduction in net income from a joint venture that was sold out during the first half of 2014 for which there was no activity during the nine months ended September 30, 2015.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the nine months ended September 30, 2015, and 2014 was $31.0 million, and $26.6 million, respectively.

Financial Condition and Liquidity
Throughout 2014 and into 2015 the U.S. housing market has continued to improve on the momentum experienced during 2012 and 2013 and continues to improve from the cyclical low points reached during the 2008—2009 national recession. In 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and excellent housing affordability. Historically, strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends such as population growth and household formation, falling mortgage rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand relative to housing supply. Many markets across the U.S. are exhibiting most of these positive characteristics.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of Polygon Northwest Homes.
The Company benefits from a sizable and well-located lot supply, and as of September 30, 2015, the Company owned 13,911 lots, all of which are entitled, and had options to purchase an additional 3,762 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years and a portion of future home closings for a multi-year period thereafter. The Company’s meaningful supply of owned lots allows it to be selective in identifying new land acquisition opportunities, with a primary focus on optioning and acquiring land to drive closings, revenues and earnings growth in 2016 and beyond and largely insulates it from the heavy pricing competition for near-term finished lots.
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the nine months ended September 30, 2015 the Company has closed 1,505 homes and recorded total revenues of $703.6 million. During the nine months ended September 30, 2015, the Company used cash in operations of $220.4 million, which included investment in land acquisitions of $209.8 million, for net operational cash usage of $10.6 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.
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

Each amortizing note had an initial principal amount of $18.01, bears interest at the annual rate of 5.50% and has a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes will pay equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which was $1.8056 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal. The amortizing notes rank equally in right of payment to all of the Company's existing and future senior indebtedness, other than borrowings under the Amended Facility and the Company's secured project level financing, which will be senior in right of payment to the obligations under the amortizing notes, in each case to the extent of the value of the assets securing such indebtedness.
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of September 30, 2015 and December 31, 2014, the amortizing notes had an unamortized carrying value of $15.7 million and $20.7 million, respectively.
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
As of September 30, 2015, the outstanding amount of the 5.75% Notes was $150 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
As of September 30, 2015 the outstanding principal amount of the 8.5% Notes was $425 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’

existing and future unsecured senior debt, including, the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

7.00% Senior Notes due 2022
On August 11, 2014, WLH PNW Finance Corp. (“Escrow Issuer”), completed its offering of 7.00% Senior Notes due 2022 (the “initial 7.00% Notes”), in an aggregate principal amount of $300 million. The initial 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Polygon Acquisition, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the initial 7.00% Notes and the related indenture by operation of law (the “Escrow Merger”). Following the Escrow Merger, California Lyon is the obligor under the inital 7.00% Notes. In January 2015, we exchanged 100% of the initial 7.00% Notes for notes that are freely transferable and registered under the Securities Act.

On September 15, 2015, California Lyon completed its private placement with registration rights of an additional $50.0 million in aggregate principal amount of its 7.00% Senior Notes due 2022 (the “additional 7.00% Notes”, and together with the initial 7.00% Notes, the "7.00% Notes") at an issue price of 102.0% of their principal amount, plus accrued interest from August 15, 2015, resulting in net proceeds of approximately $50.5 million. The Company intends to exchange 100% of the additional 7.00% Notes for notes that are freely transferable and registered under the Securities Act subsequent to the filing of this quarterly report.
As of September 30, 2015, the outstanding principal amount of the 7.00% Notes was $350 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2015.

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

The Amended Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of September 30, 2015.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of September 30, 2015, the Company had $85.0 million outstanding against the Amended Facility at an effective rate of 3.87%, as well as a letter of credit for $7.3 million further reducing the amount available under the Amended Facility.
Construction Notes Payable

    The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of September 30, 2015 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
August, 2015	$14.2	$2.7	August, 2017	4.25%	(1)
August, 2015	37.5	21.3	August, 2017	4.25%	(1)
July, 2015	22.5	12.5	July, 2018	3.75%	(2)
April, 2015	18.5	9.9	October, 2017	3.75%	(2)
November, 2014	24.0	18.5	November, 2017	3.75%	(2)
November, 2014	22.0	17.8	November, 2017	3.75%	(2)
March, 2014	26.0	16.7	October, 2016	3.19%	(1)
December, 2013	18.6	5.6	January, 2016	4.25%	(1)
	$183.3	$105.0
(1) Loan bears interest at the prime rate +0.5%.
(2) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
Seller Financing

At September 30, 2015, the Company had $7.5 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at 5% per annum, is secured by the underlying land, and had an original maturity of April 2015, which was subsequently extended to October 2015.
Net Debt to Total Capital
The Company’s ratio of net debt to net book capital was 63.6% and 59.8% as of September 30, 2015 and December 31, 2014, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	September 30, 2015	December 31, 2014
	(dollars in thousands)
Notes payable and Senior Notes	$1,143,486	$940,101
Total equity	638,308	597,146
Total capital	$1,781,794	$1,537,247
Ratio of debt to total capital	64.2%	61.2%
Notes payable and Senior Notes	$1,143,486	$940,101
Less: Cash and cash equivalents and restricted cash	(26,883)	(53,275)
Net debt	1,116,603	886,826
Total equity	638,308	597,146
Total capital	$1,754,911	$1,483,972
Ratio of net debt to total capital	63.6%	59.8%
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
During the nine months ended September 30, 2015, the Company acquired a non-controlling interest in an unconsolidated mortgage joint venture. During the year ended December 31, 2014 the Company acquired a non-controlling interest in another mortgage joint venture as a result of the acquisition of Polygon Northwest Homes.
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
Cash Flows—Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2015 and 2014, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased to $220.4 million in the 2015 period from $181.0 million in the 2014 period. The change was primarily a result of (i) a net increase in spending on real estate inventories-owned of $323.7 million in the 2015 period primarily driven by $209.8 million in land acquisitions, compared to spending of $265.5 million in the 2014 period, (ii) a decrease in accrued expenses of $10.0 million in the 2015 period compared to an increase of $26.0 million in the 2014 period primarily due to the timing of payments, and (iii) an increase in escrow proceeds receivable of $2.9 million in the 2015 period compared to an increase of $10.2 million in the 2014 period due to the timing of homes closed, partially offset by (iv) an increase in accounts payable of $63.5 million in the 2015 period compared to an increase of $29.4 million in the 2014 period due to timing of payments.

•
Net cash used in investing activities was $2.3 million in the 2015 period compared to $490.5 million in the 2014 period, primarily driven by (i) net cash paid of $488.8 million to acquire the assets and operations of Polygon Northwest Homes in the 2014 period, for which there was no corresponding amount in the 2015 period, (ii) net cash paid to unconsolidated joint ventures of $1.0 million in the 2015 period, with no comparable amount in the 2014 period and (iii) purchases of property and equipment of $1.3 million in the 2015 period, compared to $1.7 million in the 2014 period.

•
Net cash provided by financing activities decreased to $196.3 million in the 2015 period from $535.0 million in the 2014 period. The change was primarily the result of (i) proceeds from issuance of 7% Senior notes of $51.0 million in the 2015 period, versus $300.0 million in the 2014 period, (ii) proceeds from issuance of 5 3/4% Senior notes of $150.0 million in the 2014 period, with no comparable amount in the 2015 period, and (iii) principal payments on Subordinated amortizing notes of $5.0 million in the 2015 period, with no comparable amount in the 2014 period, offset by (iv) net borrowings of $85.0 million against the revolving line of credit in the 2015 period for which there was no comparable amount in the 2014 period, (v) net borrowings of notes payable of $63.8 million in the 2015 period, with net payments of $4.6 million in the 2014 period, and (vi) net noncontrolling interest contributions of $4.9 million in the 2015 period versus net distributions of $5.3 million in the 2014 period.

Based on capital market access and expected sales volume, the Company believes it has sufficient cash and sources of financing for at least the next twelve months.

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

Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding reporting segments as of September 30, 2015 and only includes projects with lots owned as of September 30, 2015, lots consolidated in accordance with certain accounting principles as of September 30, 2015 or homes closed for the quarter ended September 30, 2015. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

Project (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of Sept. 30, 2015 (2)	Backlog at Sept. 30, 2015 (3) (4)	Lots Owned as of Sept. 30, 2015 (5)	Homes Closed for the Period Ended Sept. 30, 2015	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Anaheim
Avelina	2016	38	—	—	38	—	$ 505,000 - 538,000

Buena Park
The Covey (7)	2016	67	—	—	67	—	$ 778,000 - 828,000
Cypress
Mackay Place (7)	2016	47	—	—	47	—	$ 807,000 - 882,000
Dana Point
Grand Monarch	2015	37	—	10	21	—	$ 2,577,000 - 2,904,000
Irvine
Agave	2013	96	96	—	—	7	(9)
Lyon Whistler (7)	2013	83	83	—	—	10	(9)
Ladera Ranch
Artisan	2015	14	1	2	13	1	$ 2,550,000 - 2,770,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	97	—	—	18	(9)
Lyon Villas	2013	96	96	—	—	15	(9)
Aurora (7)	2015	94	—	7	94	—	$ 459,000 - 574,000
Vireo (7)	2015	90	—	6	90	—	$ 557,000 - 642,000
Rancho Santa Margarita
Dahlia Court	2016	36	—	—	36	—	$ 480,000 - 510,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	—	12	87	—	$ 1,259,000 - 1,639,000
Hawthorne
360 South Bay:
The Townes	2013	96	96	—	—	13	(9)
The Terraces	2014	93	93	—	—	35	(9)
Lakewood
Canvas	2015	72	23	9	49	23	$ 438,000 - 475,000
Claremont
Meadow Park	2016	95	—	—	95	—	$ 420,000 - 510,000
San Diego County:
San Diego
Atrium	2014	80	80	—	—	29	(9)
Riverside County:
Riverside
Bridle Creek	2015	10	10	—	—	10	(9)
SkyRidge	2014	90	11	4	79	8	$ 500,000 - 543,000
TurnLeaf
Crossings	2014	139	9	2	68	8	$ 505,000 - 549,000
Coventry	2015	161	6	1	75	6	$ 553,000 - 578,000
Eastvale
Nexus	2015	220	—	27	220	—	$337,000 - $362,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	—	8	77	—	$ 324,000 - 394,000
Citrus Pointe	2015	132	—	6	132	—	$ 349,000 - 404,000
Chino
Laurel Lane	2016	70	—	—	70	—	$ 498,000 - 543,000
Yucaipa
Cedar Glen	2015	143	44	17	99	44	$ 304,000 - 318,000
Alameda County
Newark
Bayshores

The Cove	2017	108	—	—	108	—	$ 570,000 - 632,000
The Strand	2017	157	—	—	157	—	$ 634,000 - 729,000
The Banks	2016	120	—	—	120	—	$ 688,000 - 758,000
The Tides	2016	76	—	—	76	—	$ 771,000 - 806,000
The Isles	2016	81	—	—	81	—	$ 821,000 - 895,000
Dublin
Terrace Ridge	2015	36	—	14	36	—	$ 1,110,000 - 1,170,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Vineyard II	2012	131	131	—	—	20	(9)
Victory II	2014	104	46	20	58	36	$ 563,000 - 632,000
Victory III	2016	11	—	5	11	—	$ 563,000 - 632,000
Brentwood
Palmilla (7)
El Sol	2014	52	49	2	3	28	$ 349,000 - 373,000
Cielo	2014	56	32	17	24	16	$ 399,000 - 454,000
Antioch
Oak Crest	2013	130	104	23	26	46	$ 443,000 - 488,000
San Joaquin County:
Tracy
Maplewood	2014	59	29	14	30	20	$ 450,000 - 532,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	15	59	95	15	$ 520,000 - 660,000
Mountain View
Guild 33	2015	33		32	33	—	$ 1,180,000 - 1,495,000
CALIFORNIA TOTAL		3,658	1,151	297	2,315	408

Project (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of Sept. 30, 2015 (2)	Backlog at Sept. 30, 2015 (3) (4)	Lots Owned as of Sept. 30, 2015 (5)	Homes Closed for the Period Ended Sept. 30, 2015	Estimated Sales Price Range (6)
ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Villas	2012	337	337	—	—	13	(9)
Estates	2012	153	130	14	23	14	$ 307,000 - 361,000
Meridian
Harvest	2015	448	12	60	436	12	$ 190,000 - 226,000
Homestead	2015	562	11	14	551	11	$ 230,000 - 298,000
Harmony	2015	505	3	8	502	3	$ 257,000 - 271,000
Horizons	2016	425	—	—	425	—	$ 298,000 - 350,000
Heritage	2016	370	—	—	370	—	$ 329,000 - 372,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	112	26	123	29	$ 230,000 - 263,000

Wagon Trail	2013	244	89	19	155	29	$ 243,000 - 296,000
Monument Ridge	2013	248	46	12	202	13	$ 278,000 - 366,000
Albany Village	2016	228	—	—	228	—	$ 177,000 - 222,000
Peoria
Rio Vista	2015	197	8	85	189	8	$ 183,000 - 211,000
Surprise
Rancho Mercado
Land (8)	N/A	—	—	—	1,896	—	N/A
Gilbert
Land (8)	N/A	—	—	—	189	—	N/A
ARIZONA TOTAL		3,952	748	238	5,289	132
NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	48	10	66	22	$ 213,000 - 233,000
Rhapsody	2014	63	59	3	4	27	$ 231,000 - 249,000
Las Vegas
Serenity Ridge	2013	108	85	16	23	18	$ 478,000 - 558,000
Lyon Estates	2014	128	26	16	102	9	$ 408,000 - 538,000
Sterling Ridge
Grand	2014	137	47	19	90	23	$ 870,000 - 929,000
Premier	2014	62	46	4	16	16	$ 1,244,000 - 1,312,000
Allegra	2016	88	—	1	88	—	$ 513,000 - 532,000
Silver Ridge	2016	83	—	4	5	—	$ 1,284,000 - 1,352,000
Tuscan Cliffs	2015	77	8	7	69	8	$ 731,000 - 781,000
Brookshire
Estates	2015	35	—	11	35	—	$ 575,000 - 611,000
Heights	2015	98	2	3	96	2	$ 389,000 - 411,000
Henderson
Lago Vista	2016	52	—	—	52	—	$ 881,000 - 935,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	123	11	88	23	$ 153,000 - 182,000
Series II	2014	218	13	4	205	9	$ 216,000 - 299,000
Land (8)	N/A	—	—	—	1,925	—	N/A
NEVADA TOTAL		1,474	457	109	2,864	157

COLORADO
Arapahoe County
Aurora Southshore
Hometown	2014	68	27	17	41	22	$ 359,000 - 376,000
Generations	2014	15	7	5	8	6	$ 401,000 - 494,000
Harmony	2015	9	3	4	6	3	$ 418,000 - 509,000
Signature 1	2015	14	1	1	13	1	$ 531,000 - 584,000
Hometown 2	2016	30	—	2	30	—	$ 384,000 - 417,000
Artistry	2016	62	—	4	62	—	$ 414,000 - 475,000
Signature 2	2016	23	—	—	23		$480,000 - 540,000
Centennial
Greenfield	2016	35	—	—	35	—	$ 426,000 - 484,000
Douglas County
Castle Rock
Cliffside	2014	49	24	10	25	12	$ 502,000 - 579,000

Parker
Canterberry	2014	37	29	8	8	25	$ 332,000 - 369,000
Grand County
Granby
Granby Ranch	2012	29	27	1	2	2	$ 500,000 - 529,000
Land (8)	N/A	—	—	—	25	—	N/A
Jefferson County
Arvada
Candelas Sundance	2014	66	53	8	13	18	$ 386,000 - 440,000
Candelas II
Generations	2015	91	2	4	89	2	$ 394,000 - 470,000
Tapestry	2015	110	—	2	110	—	$ 446,000 - 525,000
Leydon Rock
Garden	2014	56	12	7	44	10	$ 394,000 - 434,000
Park	2015	78	23	23	55	23	$ 375,000 - 440,000
Larimer County
Fort Collins
Timnath Ranch
Sonnet	2014	179	21	11	158	11	$ 377,000 - 451,000
Park	2014	92	21	17	71	9	$ 348,000 - 383,000
Loveland
Lakes at Centerra	2015	200	6	10	46	6	$ 350,000 - 390,000
COLORADO TOTAL		1,243	256	134	864	150

Project (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of Sept. 30, 2015 (2)	Backlog at Sept. 30, 2015 (3) (4)	Lots Owned as of Sept. 30, 2015 (5)	Homes Closed for the Period Ended Sept. 30, 2015	Estimated Sales Price Range (6)
WASHINGTON (10)
King County
Westridge	2015	365	—	—	365	—	$ 438,990 - 1,030,990
Cascara at Redmond Ridge	2014	69	69	—	—	56	(9)
The Brownstones at Issaquah Highlands	2014	176	86	16	90	63	$ 499,990 - 619,990
The Towns at Mill Creek Meadows	2014	122	88	25	34	65	$ 257,990 - 358,990
Bryant Heights	2015	89	—	2	89	—	$ 535,990 - 1,300,000
Ridgeview Townhomes	2016	39	—	—	39	—	$ 325,990 - 399,990
High Point Block 34	2016	56	—	—	56	—	$ 325,990 - 545,990
Snohomish County
Riverfront	2016	425	—	—	190	—	$ 229,990 - 450,000
The Reserve at North Creek	2014	127	100	11	27	63	$ 479,990 - 574,990
Silverlake Center	2015	100	21	15	79	21	$ 239,990 - 309,990
Pierce County
The Reserve at Maple Valley	2014	41	41	—	—	14	(9)
Spanaway 230	2015	230	19	21	211	19	$ 234,990 - 334,990
WASHINGTON TOTAL		1,839	424	90	1,180	301

OREGON (10)
Clarkamus County:
Calais at Villebois - Rumpf Alley	2015	58	33	6	25	33	$ 314,990 - 459,990
Calais at Villebois - Rumpf Traditional	2015	26	4	10	22	4	$ 509,990 - 559,990
Villebois	2014	183	139	—	44	61	$ 284,990 - 469,990
Villebois Zion III - Alley	2015	51	12	4	39	12	$ 284,990 - 369,990
Villebois Zion III - Traditional	2015	10	7	3	3	7	$ 449,990 - 529,990
Villebois Lund Cottages	2015	75	4	16	71	4	$ 254,990 - 289,990
Villebois Lund Townhomes	2015	42	—	8	42	—	$ 239,990 - 259,990
Grande Pointe at Villebois	2016	100	—	—	100	—	$ 469,990 - 629,990
Villebois V	2016	93	—	—	93	—	$ 304,990 - 389,990
Villebois Lund Alley	2016	88	1	1	87	1	$ 304,990 - 389,990
Villebois Village Center 75 & 83	2016	99	—	—	99	—	$ 249,990 - 289,990
Brenchley Estates	2014	17	17	—	—	1	(9)
Washington County:
Baseline Woods	2014	130	113	—	17	57	$ 289,990 - 379,990
Baseline Woods SFD II	2015	102	19	20	83	19	$ 294,990 - 469,990
Cornelius Pass	2017	170	—	—	170	—	$ 234,990 - 269,990
Murray & Weir	2014	81	64	7	17	49	$ 344,990 - 499,990
Twin Creeks at Cooper Mountain	2014	94	46	6	48	40	$ 429,990 - 589,990
Bethany West - Alley	2015	94	20	9	15	20	$ 374,990 - 459,990
Bethany West - Cottage	2015	61	9	6	22	9	$ 319,990 - 389,990
Bethany West - Traditional	2015	82	18	23	29	18	$ 484,990 - 689,990
Bethany West - Townhomes	2016	32	—	—	32	—	$ 264,990 - 284,990
Bethany West - Weisenfluh	2016	36	—	—	36	—	$ 559,990 - 649,990
Bethany Round 2	2017	70	—	—	70	—	$ 484,990 - 524,990
Bull Mountain Dickson	2016	82	—	—	82	—	$ 539,990 - 649,990
Orenco Woods SFD	2015	71	18	25	53	18	$ 304,990 - 489,990
North Plains at Sunset Ridge	2015	104	4	20	100	4	$ 289,990 - 479,990
OREGON TOTAL		2,051	528	164	1,399	357

GRAND TOTALS		14,217	3,564	1,032	13,911	1,505

(1)
The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes. Includes lots owned, controlled or previously closed as of periods presented.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of September 30, 2015, 923 represent homes completed or under construction.

(5)	Lots owned as of September 30, 2015 include lots in backlog at September 30, 2015.

(6)	Sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)
Represents a parcel of land held for future development. It is unknown when the Company plans to develop homes on this land, thus the “year of first delivery” and “sales price range” are not applicable.

(9)	Project is completely sold out, therefore the sales price range is not applicable as of September 30, 2015.

(10)
Washington and Oregon were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of home to be built post-acquisition. Homes closed are from acquisition date through September 30, 2015.

Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.

Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; business combinations; and income taxes. Management believes that there have been no significant changes to these policies during the nine months ended September 30, 2015, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at September 30, 2015 of $190.0 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended September 30, 2015 was 3.25%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.9 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of September 30, 2015 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at Sept. 30, 2015
	2015	2016	2017	2018	2019
Fixed rate debt	$7,500	$—	$15,718	$—	$150,000	$775,000	$948,218	$992,588
Interest rate	5.0%	—	5.5%	—	5.75%	7.0%-8.5%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2015. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of September 30, 2015, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of September 30, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased from certain employees of the Company during the three month period ended September 30, 2015. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended September 30, 2015.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
July 31, 2015	—	N/A
August 31, 2015	2,092	$25.02
September 30, 2015	—	N/A
Total	2,092

Except as set forth above, the Company did not repurchase any of its equity securities during the three month period ended September 30, 2015.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 22, 2015)

4.1
Officers’ Certificate, dated September 15, 2015, delivered pursuant to the Indenture dated August 11, 2014 relating to the 7.00% Senior Notes due 2022, and setting forth the terms of the Additional Notes (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed September 15, 2015)

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: November 6, 2015	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 22, 2015)

4.1
Officers’ Certificate, dated September 15, 2015, delivered pursuant to the Indenture dated August 11, 2014 relating to the 7.00% Senior Notes due 2022, and setting forth the terms of the Additional Notes (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed September 15, 2015)

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