Form 10-K
period 2015-12-31
WILLIAM LYON HOMES
filed 2016-03-11
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $512.5 million based on the closing sale price as reported on the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 7, 2016
Common stock, Class A, par value $0.01	27,855,561
Common stock, Class B, par value $0.01	3,813,884
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

WILLIAM LYON HOMES

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings; leverage ratios; revenues and average selling prices of deliveries; sales price ranges for active and future communities; global and domestic economic conditions; market and industry trends; profitability and gross margins; cost of revenues; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; debt maturities; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: the availability of labor and homebuilding materials and increased construction cycle times; adverse weather conditions, including but not limited to the continued drought in California and the Southwest; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; conditions in the Company’s recently entered markets and recently acquired operations; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry and credit markets; uncertainties in the capital and securities markets; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; changes in governmental laws and regulations; whether the Company is able to pay off or refinance the outstanding balances of its debt obligations at their maturity; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; the Company’s ability to integrate successfully the Polygon Northwest operation with its existing operations; and other factors, risks and uncertainties described in Item 1A. "Risk Factors" in this report.

EXPLANATORY NOTE

In this annual report on Form 10-K, unless otherwise stated or the context otherwise requires, the “Company,” “we,” “our,” and “us” refer to William Lyon Homes, a Delaware corporation, and its subsidiaries. In addition, unless otherwise stated or the context otherwise requires, “Parent” refers to William Lyon Homes, and “California Lyon” refers to William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent.

PART I

Item 1.	Business
Overview
William Lyon Homes, a Delaware corporation, together with its subsidiaries, is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington and Oregon. The Company's core markets currently include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Seattle and Portland. The Company has a distinguished legacy of more than 59 years of homebuilding operations, over which time it has sold in excess of 96,000 homes. The Company believes that its markets are characterized by attractive long-term housing fundamentals and that it has a significant land supply, with 17,414 lots owned or controlled. As of December 31, 2015, the Company was selling homes out of 72 active selling communities.
The Company has significant expertise in understanding the needs of its homebuyers and designing its product offerings to meet those needs. This allows the Company to maximize the return on its land investments by tailoring its home offerings to meet the buyer demands in each of its markets. The Company builds and sells across a diverse range of product lines at a variety of price points with sales to entry-level, first-time move-up and second-time move-up homebuyers, as well as a signature luxury brand. The Company is committed to achieving the highest standards in design, quality and customer satisfaction and has received numerous industry awards and commendations throughout its operating history in recognition of its achievements.
In 2015, the Company delivered 2,314 homes, with an average selling price of approximately $466,300, and recognized home sales revenues of $1.1 billion. As of December 31, 2015, the Company was selling homes in 72 communities and had a consolidated backlog of 739 sold but unclosed homes, with an associated sales value of $391.8 million, representing a 51% increase in value as compared to its backlog as of December 31, 2014. The average selling price of homes in backlog as of December 31, 2015 was approximately $530,100, which was approximately 14% higher than the average selling price of homes closed for the year ended December 31, 2015.
Through the strategic acquisition of the residential homebuilding business of Polygon Northwest, or the Polygon Acquisition, in August 2014, the Company expanded its geographic footprint and increased the scale of its existing operations within the Western U.S. region, acquiring a company that not only has demonstrated impressive operating results but that also is complementary in terms of product offering and cultural fit, with a similar strong reputation for high customer satisfaction and new home quality. The Company believes that Polygon Northwest was the largest private homebuilder in the Pacific Northwest region at the time of the acquisition, with #2 market positions in each of its core markets of Seattle and Portland. At the time of the acquisition, Polygon Northwest had operated in the Pacific Northwest region for over 20 years, delivering approximately 16,000 homes during such time period. The Company now operates in 9 core markets across six Western U.S. states, and it believes that it has the people, infrastructure and geographic footprint in place to enable the Company to reach its goal of becoming the premiere Western regional homebuilder.
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
In connection with the initial public offering, the Company completed a common stock recapitalization, or the Common Stock Recapitalization, which included a 1-for-8.25 reverse stock split of its Class A Common Stock, or the Class A Reverse Split, the conversion of all the outstanding shares of Parent’s previously outstanding Class C Common Stock, par value $0.01 per share, or the Class C Common Stock, previously outstanding Class D Common Stock, par value $0.01 per share, or the Class D Common Stock, and previously outstanding Convertible Preferred Stock, par value $0.01 per share, or the Convertible Preferred Stock, into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split was retroactively applied to the Consolidated Balance Sheet as of December 31, 2012, the Consolidated Statements of Operations for the period from February 25, 2012 through December 31, 2012, and the Consolidated Statements of Equity (Deficit), presented herein. Unless otherwise specified, all other information presented in this Annual Report on Form 10-K gives effect to the Common Stock Recapitalization. Upon completion of the initial public offering, Parent had 27,146,036 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options and restricted shares that had been granted but were unvested, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase 1,907,550 additional shares of Class B Common Stock. The warrant was amended in May 2013 to extend the term from five years to ten years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements.
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
On February 10, 2012, the Bankruptcy Court confirmed the Plan, and on February 25, 2012, Parent and its subsidiaries consummated the principal transactions contemplated by the Plan, including:

•
the issuance of 5,429,485 shares of Parent’s new Class A Common Stock, and $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, or the 12% Notes, issued by Parent’s wholly-owned subsidiary, William Lyon Homes, Inc., or California Lyon, in exchange for the claims held by the holders of an aggregate outstanding amount of $299.1 million of the formerly outstanding notes of California Lyon (neither Parent nor California Lyon received any net proceeds from the issuance of the 12% Notes), which 12% Notes were subsequently been paid off in full during 2012;

•
the amendment of California Lyon’s term loan agreement with certain lenders, or the Amended Term Loan, which resulted, among other things, in the increase in the principal amount outstanding under the loan agreement from $206 million to $235 million, the reduction in the interest rate payable under the loan agreement, and the elimination of any prepayment penalty under the loan agreement, and which Term Loan Agreement was subsequently paid off in full during 2012;

•	the issuance, in exchange for cash and land deposits of $25 million, of 3,813,884 shares of Parent’s new Class B Common Stock, and a warrant to purchase 1,907,551 shares of Class B Common Stock; and

•
the issuance of 7,858,404 shares of Parent’s new Convertible Preferred Stock, and 1,952,772 shares of Parent’s new Class C Common Stock in exchange for aggregate cash consideration of $60 million as well as payment for certain transaction fees.

As referenced above, the Class C Common Stock and the Convertible Preferred Stock were subsequently converted into Class A Common Stock in connection with the Common Stock Recapitalization.

The Company’s Markets
The Company is currently operating in six reportable operating segments: California, Arizona, Nevada, Colorado, Washington and Oregon. Each of the segments has responsibility for the management of the Company’s homebuilding and development operations within its geographic boundaries. See Note 6 to the financial statements for further information.
The following table sets forth homebuilding revenue from each of the Company’s homebuilding segments for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
California (1)	$379,310	$498,965	$262,489
Arizona (2)	67,010	57,484	110,397
Nevada (3)	130,845	121,815	78,148
Colorado (4)	107,014	46,460	70,276
Washington (5)	181,258	65,886	—
Oregon (6)	213,491	66,415	—
	$1,078,928	$857,025	$521,310

(1)
The California Segment during the time periods reflected above consists of operations in Orange, Los Angeles, San Diego, Riverside, San Bernardino, Alameda, Contra Costa, and San Joaquin counties. The offices are located in leased office space at 4695 MacArthur Court, 8th Floor, Newport Beach, California 92660 and 2603 Camino Ramon, Suite 450, San Ramon, CA 94583. The operating segment is led by a California regional president.

(2)
The Arizona Segment consists of operations in the Phoenix metropolitan area. The offices are located in a leased office building at 8840 E. Chaparral Road, Suite 200, Scottsdale, AZ 85250. The operating segment is led by a division president.

(3)
The Nevada Segment consists of operations in Clark and Nye counties. The offices are located in a leased office building at 1980 Festival Plaza Drive, Suite 500, Las Vegas, NV 89135. The operating segment is led by a division president.

(4)
The Colorado Segment consists of operations in Douglas, Grand, Jefferson, and Larimer counties. The offices are located in a leased office building at 8480 East Orchard Road, Suite 1000, Greenwood Village, CO 80111. The operating segment is led by a division president.

(5)
The Washington Segment consists of operations in King, Snohomish, and Pierce counties. The offices are located in a leased office building at 11624 SE 5th Street, Bellevue, WA 98005. The operating segment is led by a division president. Results presented for the Washington Segment are following the closing of the Polygon Acquisition on August 12, 2014.

(6)
The Oregon Segment consists of operations in Clackamas and Washington counties. The offices are located in a leased office building at 109 East 13th Street, Vancouver WA 98660. The operating segment is led by a division president. Results presented for the Oregon Segment are following the closing of the Polygon Acquisition on August 12, 2014.

Strategy and Lot Position
The Company owned approximately 13,479 lots and had options to purchase an additional 3,935 lots as of December 31, 2015. As used in this Annual Report on Form 10-K, “entitled” land typically has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) purchase of smaller projects with shorter life cycles (merchant homebuilding) and (2) development of larger scale projects and/or master-planned communities.
The Company will continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy, which consists of:

1.	converting our lot supply into active projects;

2.	maximize revenue in markets with strong demand;

3.	maintaining a low cost structure;

4.	acquiring land positions through disciplined acquisition strategies near employment centers or transportation corridors;

5.	leveraging an experienced management team; and

6.	generating returns for shareholders and generating positive cash flows.
Land Acquisition and Development
To manage the risks associated with land ownership and development, the Company has a Corporate Land Committee, which is comprised of certain members of its senior executive management team and key operational and financial executives. As potential land acquisitions are being analyzed, the Corporate Land Committee must approve all purchases. The Company’s long-term strategy consists of the following elements:

•	completing due diligence prior to committing to acquire land;

•	reviewing the status of entitlements and other governmental processing to mitigate zoning and other entitlement or development risk;

•	focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

•	limiting land acquisition size to reduce investment levels in any one project where possible;

•	utilizing option, joint venture and other non-capital intensive structures to control land and reduce risk where feasible;

•	funding land acquisitions whenever possible with non-recourse seller financing;

•	employing centralized control of approval over all land transactions;

•
homebuilding operations in the western region of the United States, particularly in the Company’s long established markets of California, Arizona, Nevada and more recently, Colorado, Washington and Oregon; and

•	diversifying with respect to market segments and product types.

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
Homebuilding and Market Strategy
The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. The Company creates product for the entry-level, first time move-up, second time move-up, and luxury home markets, and believes that a diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. The Company’s developments are geographically dispersed in order to diversify market risk.
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
Substantially all construction work is done by subcontractors with the Company acting as the general contractor. The Company manages subcontractor activities with on-site supervisory employees and management control systems. The Company does not have long-term contractual commitments with its subcontractors or suppliers, and instead it contracts development work by project and where possible by phase size of 10 to 25 home sites. The Company generally has been able to obtain sufficient materials and subcontractors during times of material shortages, though it has experienced skilled labor shortages in certain markets during times of peak demand. The Company believes its relationships with its suppliers and subcontractors are in good standing.
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2015. The section for "Active Projects" includes only projects with lots owned as of December 31, 2015, lots consolidated in accordance with certain accounting principles as of December 31, 2015 or homes closed for the year ended December 31, 2015, and in each case, with an estimated year of first delivery of 2016 or earlier. The section for "Future Owned and Controlled" includes projects with lots owned as of December 31, 2015 but with an estimated year of first delivery of 2017 or later, parcels of undeveloped land held for future sale, and lots controlled as of December 31, 2015, in each case aggregated by county. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Annual Report on Form 10-K.

Active Projects (by County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2015 (2)	Backlog at December 31, 2015 (3) (4)	Lots Owned as of December 31, 2015 (5)	Homes Closed for the Year Ended December 31, 2015	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Anaheim
Avelina	2016	38	—	—	38	—	$ 540,000 - 575,000
Buena Park
The Covey (7)	2016	67	—	—	67	—	$ 783,000 - 833,000
Cypress
Mackay Place (7)	2016	47	—	—	47	—	$ 812,000 - 887,000
Dana Point
Grand Monarch	2015	37	6	4	21	6	$ 2,577,000 - 2,904,000
Irvine
Agave	2013	96	96	—	—	7	(8)
Lyon Whistler (7)	2013	83	83	—	—	10	(8)
Ladera Ranch
Artisan	2015	29	3	—	18	3	$ 2,550,000 - 2,770,000
Rancho Mission Viejo
Lyon Cabanas	2013	97	97	—	—	18	(8)
Lyon Villas	2013	96	96	—	—	15	(8)
Aurora (7)	2016	94	—	18	94	—	$ 454,000 - 584,000
Vireo (7)	2015	90	10	8	80	10	$ 567,000 - 632,000
Briosa (7)	2016	50	—	—	50	—	$ 935,000 - 1,055,000
Rancho Santa Margarita
Dahlia Court	2016	36	—	—	36	—	$ 499,000 - 619,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	6	5	88	6	$ 1,264,000 - 1,649,000
Hawthorne
360 South Bay:
The Townes	2013	96	96	—	—	13	(8)
The Terraces	2014	93	93	—	—	35	(8)
Lakewood
Canvas	2015	72	36	3	36	36	$ 435,000 - 477,000

San Diego County:
San Diego
Atrium	2014	80	80	—	—	29	(8)
Riverside County:
Riverside
Bridle Creek	2015	10	10	—	—	10	(8)
SkyRidge	2014	90	18	1	72	15	$ 500,000 - 543,000
TurnLeaf
Crossings	2014	139	10	3	83	9	$ 505,000 - 549,000
Coventry	2015	161	6	—	99	6	$ 553,000 - 578,000
Eastvale
Nexus	2015	220	10	21	210	10	$ 334,000 - 362,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	12	6	65	12	$ 324,000 - 399,000
Citrus Pointe	2015	132	9	5	123	9	$ 349,000 - 404,000
Yucaipa
Cedar Glen	2015	143	70	4	73	70	$ 304,000 - 318,000
Alameda County
Newark
Bayshores
The Banks	2016	120	—	—	120	—	$ 735,000 - 795,000
The Tides	2016	76	—	—	76	—	$ 825,000 - 855,000
The Isles	2016	81	—	—	81	—	$ 885,000 - 950,000
Dublin
Terrace Ridge	2015	36	15	11	21	15	$ 1,110,000 - 1,170,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Villages II	2012	131	131	—	—	20	(8)
Vineyard II	2014	104	62	7	42	52	$ 563,000 - 632,000
Victory II	2016	11	—	6	11	—	$ 563,000 - 632,000
Brentwood
Palmilla (7)
El Sol	2014	52	52	—	—	31	(8)
Cielo	2014	56	48	3	8	32	$ 399,000 - 454,000
Antioch
Oak Crest	2013	130	119	10	11	61	$ 443,000 - 488,000
San Joaquin County:
Tracy
Maplewood	2014	59	49	4	10	40	$ 450,000 - 532,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	47	48	63	47	$ 540,000 - 670,000
Mountain View
Guild 33	2015	33	6	27	27	6	$ 1,180,000 - 1,495,000
CALIFORNIA SEGMENT		3,293	1,376	194	1,770	633
ARIZONA
Maricopa County:
Queen Creek
Hastings Farm

Villas	2012	337	337	—	—	13	(8)
Estates	2012	153	140	10	13	24	$ 307,000 - 361,000
Meridian
Harvest	2015	448	44	46	404	44	$ 190,900 - 226,900
Homestead	2015	562	17	13	545	17	$ 230,000 - 298,000
Harmony	2015	505	9	9	496	9	$ 258,000 - 272,000
Horizons	2016	425	—	—	425	—	$ 292,000 - 356,000
Mesa
Lehi Crossing
Settlers Landing	2012	235	132	20	103	49	$ 232,000 - 265,000
Wagon Trail	2013	244	100	21	144	40	$ 247,000 - 300,000
Monument Ridge	2013	248	51	13	197	18	$ 278,000 - 366,000
Albany Village	2016	228	—	—	228	—	$ 182,000 - 231,000
Peoria
Rio Vista	2015	197	38	77	159	38	$ 189,000 - 217,000
ARIZONA SEGMENT		3,582	868	209	2,714	252
NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	62	10	52	36	$ 214,000 - 234,000
Rhapsody	2014	63	63	—	—	31	(8)
Las Vegas
Serenity Ridge	2013	108	97	8	11	30	$ 478,000 - 558,000
Lyon Estates	2014	128	30	16	98	13	$ 408,000 - 538,000
Sterling Ridge
Grand	2014	137	55	17	82	31	$ 875,000 - 920,000
Premier	2014	62	49	2	13	19	$ 1,244,000 - 1,312,000
Allegra	2016	88	—	12	88	—	$ 523,000 - 542,000
Silver Ridge	2016	83	—	6	14	—	$ 1,294,000 - 1,362,000
Tuscan Cliffs	2015	77	12	7	65	12	$ 736,000 - 786,000
Brookshire
Estates	2015	35	3	17	32	3	$ 585,000 - 621,000
Heights	2015	98	12	3	86	12	$ 369,000 - 391,000
Henderson
Lago Vista	2016	52	—	3	52	—	$ 881,000 - 935,000
The Peaks	2016	88	—	—	88	—	$ 475,000 - 495,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	129	9	82	29	$ 154,000 - 183,000
Series II	2014	218	18	5	200	14	$ 221,000 - 304,000
NEVADA SEGMENT		1,562	530	115	963	230
COLORADO
Arapahoe County
Aurora Southshore
Hometown I	2014	68	41	3	27	36	$ 359,000 - 376,000
Generations	2014	15	11	2	4	10	$ 401,000 - 494,000
Harmony	2015	11	6	2	5	6	$ 418,000 - 509,000
Signature I	2015	14	1	1	13	1	$ 531,000 - 584,000
Hometown II	2016	30	—	2	30	—	$ 384,000 - 417,000
Artistry	2016	60	—	7	60	—	$ 414,000 - 475,000
Signature II	2016	23	—	—	23	—	$ 480,000 - 540,000

Centennial
Greenfield	2016	35	—	—	35	—	$ 426,000 - 484,000
Douglas County
Castle Rock
Cliffside	2014	49	27	11	22	15	$ 502,000 - 579,000
Parker
Canterberry	2014	37	37	—	—	33	(8)
Grand County
Granby
Granby Ranch	2012	19	18	—	1	3	$ 500,000 - 529,000
Jefferson County
Arvada
Candelas Sundance	2014	66	60	1	6	25	$ 386,000 - 440,000
Candelas II
Generations	2015	91	3	11	88	3	$ 394,000 - 470,000
Tapestry	2015	110	—	2	110	—	$ 446,000 - 525,000
Leydon Rock
Garden	2014	56	17	4	39	15	$ 394,000 - 434,000
Park	2015	78	37	8	41	37	$ 375,000 - 440,000
Larimer County
Fort Collins
Timnath Ranch
Sonnet	2014	179	30	3	149	20	$ 377,000 - 451,000
Park	2014	92	27	13	65	15	$ 348,000 - 383,000
Loveland
Lakes at Centerra	2015	200	11	8	55	11	$ 350,000 - 390,000
COLORADO SEGMENT		1,233	326	78	773	230
WASHINGTON (9)
King County:
Westridge	2015	365	—	—	365	—	$ 438,990 - 1,030,990
Cascara at Redmond Ridge	2014	69	69	—	—	56	(8)
The Brownstones at Issaquah Highlands	2014	176	114	7	62	91	$ 499,990 - 619,990
The Towns at Mill Creek Meadows	2014	122	117	4	5	94	$ 259,990 - 358,990
Bryant Heights	2015	89	3	3	86	3	$ 535,990 - 1,250,000
Highcroft at Sammamish	2016	121	—	8	—	—	$ 725,990 - 1,075,990
Ridgeview Townhomes	2016	40	—	—	40	—	$ 325,990 - 399,990
High Point Block 34	2016	54	—	—	54	—	$ 325,990 - 545,990
Dexter & Lee	2016	98	—	—	98	—	$ 325,990 - 545,990
Snohomish County:
Riverfront MF	2016	425	—	—	190	—	$ 229,990 - 450,000
The Reserve at North Creek	2014	127	121	5	6	84	$ 484,990 - 574,990
Silverlake Center	2015	100	45	10	55	45	$ 239,990 - 309,990
Pierce County:
The Reserve at Maple Valley	2014	41	41	—	—	14	(8)
Spanaway 230	2015	230	47	7	183	47	$ 234,990 - 349,990
WASHINGTON SEGMENT		2,057	557	44	1,144	434
OREGON (9)
Clackamas County:
Calais at Villebois - Rumpf Alley	2015	58	43	1	15	43	$ 419,990 - 459,990

Calais at Villebois - Rumpf Traditional	2015	26	15	7	11	15	$ 499,990 - 579,500
Villebois	2014	183	139	3	44	61	$ 284,990 - 469,990
Villebois Zion III - Alley	2015	51	16	4	35	16	$ 329,990 - 389,990
Villebois Zion III - Traditional	2015	10	10	—	—	10	(8)
Villebois Lund Cottages	2015	75	20	3	55	20	$ 254,990 - 289,990
Villebois Lund Townhomes	2015	42	4	4	38	4	$ 239,990 - 259,990
Villebois Lund Alley	2016	88	2	2	86	2	$ 304,990 - 354,990
Grande Pointe at Villebois	2016	100	—	—	100	—	$ 439,990 - 589,990
Villebois V	2016	93	—	—	93	—	$ 304,990 - 354,990
Villebois Village Center 75 & 83 & 80	2016	149	—	—	149	—	$ 237,990 - 258,990
Brenchley Estates	2014	17	17	—	—	1	(8)
Washington County:
Baseline Woods	2014	130	113	—	17	57	$ 289,990 - 379,990
Baseline Woods SFD II	2015	102	48	12	54	48	$ 329,990 - 454,990
Murray & Weir	2014	81	72	6	9	57	$ 394,990 - 424,990
Twin Creeks at Cooper Mountain	2014	94	54	9	40	48	$ 479,990 - 614,990
Bethany West - Alley	2015	94	30	2	13	30	$ 374,990 - 459,990
Bethany West - Cottage	2015	61	16	1	19	16	$ 319,990 - 389,990
Bethany West - Traditional	2015	82	45	11	9	45	$ 569,990 - 664,990
Bethany West - Townhomes	2016	32	—	—	—	—	$ 264,990 - 284,990
Bethany West - Weisenfluh	2016	36	—	—	36	—	$ 569,990 - 659,990
Bull Mountain Dickson	2016	82	—	—	82	—	$ 539,990 - 649,990
Orenco Woods SFD	2015	71	43	14	28	43	$ 359,990 - 519,990
North Plains at Sunset Ridge	2015	104	19	20	85	19	$ 324,990 - 429,990
OREGON SEGMENT		1,861	706	99	1,018	535

Future Owned and Controlled (by County)					Lots Owned or Controlled as of December 31, 2015 (10)
CALIFORNIA
Orange County					124
Los Angeles County					122
Riverside County					102
San Bernardino County					70
Alameda County					317
Contra Costa County					296
ARIZONA
Maricopa County (11)					2,490
NEVADA
Nye County (11)					1,925
Clark County					554
COLORADO
Grand County					25
Larimer County					134
WASHINGTON
King County					562
Snohomish County					309
OREGON
Clackamas County					197

Washington County				1,805
TOTAL FUTURE OWNED & CONTROLLED				9,032

GRAND TOTAL	13,588	4,363	739	17,414	2,314

(1)
The estimated number of homes to be built at completion is approximate and includes home sites in our backlog. Such estimated amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes, and there can be no assurance that the Company will build these homes. Further, certain projects may include lots that the Company controls, and that are also reflected in "Future Owned and Controlled".

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of December 31, 2015, 635 represent homes completed or under construction.

(5)	Lots owned as of December 31, 2015 include lots in backlog at December 31, 2015.

(6)
Estimated sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project. Sales prices reflect current pricing estimates and might not be indicative of past or future pricing.  Further, any potential benefit to be gained from an increase in sales price ranges as compared to previously estimated amounts may be offset by increases in costs, profit participation, and other factors.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Project is completely sold out, therefore the sales price range is not applicable as of December 31, 2015.

(9)
The Company's Washington and Oregon segments were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed are from acquisition date through December 31, 2015.

(10)
Includes projects with lots owned as of December 31, 2015 but with an estimated year of first delivery of 2017 or later, as well as lots controlled as of December 31, 2015, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2016. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

(11)	Represents a parcel of undeveloped land held for future sale. It is unknown when the Company plans to develop homes on this land.
Sales and Marketing
Each division's management team develops a sales and marketing strategy for each project, which includes:
•recurring market studies of existing home sales as well as competition to establish pricing;
•developing the advertising program based on the product segmentation; and
•understanding the buyer profile to target marketing efforts.
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
The Company employs in-house commissioned sales personnel to sell its homes, and outside brokers are also involved in the selling of the Company’s homes. The Company typically engages its sales personnel on a long-term, rather than a project-by-project basis, which it believes results in a more motivated sales force with an extensive knowledge of the Company’s operating policies and products. Sales personnel are trained by the Company and attend weekly meetings to be updated on the availability of financing, construction schedules and marketing and advertising plans.
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
The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 20% during 2015 and 18% during 2014. Cancellation rates are subject to a variety of factors beyond the Company’s control such as individual customer circumstances and current economic conditions.
Warranty
The Company provides its homebuyers with a one to three year limited warranty, depending upon the timing of close of escrow and location of the project, covering workmanship and materials. The Company also provides its homebuyers with a limited warranty that covers “construction defects,” as defined in the limited warranty agreement provided to each home buyer, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which the Company builds. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with the Company and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. In connection with the limited warranty covering construction defects, the Company maintains general liability insurance coverage. The Company believes that its insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability, upon satisfaction of the applicable self-insured retention. The insurance policy provides a single policy of insurance to the Company and its subcontractors. As a result, the Company is no longer required to obtain proof of insurance from its subcontractors nor be named as an additional insured under their individual insurance policies regarding the subcontractors' general liability policies for work on the Company's projects. The subcontractors still must provide proof of insurance regarding general liability coverage for off-site work, worker's compensation and auto coverage. Furthermore, the Company generally requires that each subcontractor and design professional agreement provide the Company with an indemnity, subject to various limitations.
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

Raw Materials
Typically, all of the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials. Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction. We have established national purchase programs for certain materials and we continue to monitor the supply markets to achieve the best prices available.
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
Customer Financing
The Company seeks to assist its home buyers in obtaining mortgage financing for qualified buyers. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers. In connection with the Polygon Acquisition in 2014, the Company acquired a membership interest in an unconsolidated joint venture which provides certain mortgage brokerage services, in part, to its customers in Washington and Oregon. In addition, in 2015 the Company announced the formation of a separate unconsolidated joint venture, of which it holds a membership interest, which provides a variety of mortgage banking services, in part, to its customers in California, Nevada, Arizona and Colorado. While the Company's mortgage joint ventures may offer or provide certain mortgage services to the Company's homebuyers, the Company's homebuyers may obtain mortgage financing to purchase its homes from any lender or other provider of their choice.
Information Systems and Controls
The Company assigns a high priority to the development and maintenance of its budget and cost control systems and procedures. The Company’s segment offices are connected to corporate headquarters through a fully integrated accounting, financial and operational management information system. Through this system, management regularly evaluates the status of its projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts the Company’s operations to capitalize on favorable variances or to limit adverse financial impacts. As of December 31, 2015, the Company had fully integrated the Washington and Oregon operating segments into its management information system.
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
The Company and its competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company and its competitors to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. The Company’s projects in California are especially susceptible to restrictive government regulations and environmental laws. However, environmental laws have not, to date, had a material adverse impact on the Company’s operations. The Company’s wholly-owned subsidiary, California Lyon, is licensed as a general building contractor in California, Arizona and Nevada, in various municipalities within Colorado as required, and in Oregon. In addition, California Lyon's wholly-owned subsidiary, Polygon WLH LLC, is licensed as a general building contractor in Washington and Oregon, and the additional special purpose entities acquired through the Polygon Acquisition hold such a license in Washington or Oregon, as applicable to their location of business operations. California Lyon holds a corporate real estate license under the California Real Estate Law.

Competition
The homebuilding industry is highly competitive and fragmented, particularly in the low and medium-price range where the Company currently concentrates a significant amount of its activities. Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor. The Company competes for homebuyers primarily on the basis of a number of interrelated factors including home design and location, construction quality, customer service and satisfaction, and reputation. The Company believes that it competes effectively in its existing markets as a result of its product and geographic diversity, substantial development expertise and its reputation as a low-cost producer of quality homes. Further, the Company believes that it sometimes gains a competitive advantage in locations where changing regulations make it difficult for competitors to obtain entitlements and/or government approvals which the Company has already obtained. Nevertheless, existing and increased competition could hurt the Company's business, as it could prevent the Company from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder its growth efforts, and lead to pricing pressures on the Company's homes that may adversely impact its margins and revenues. Furthermore, a number of the Company’s competitors have larger staffs, larger marketing organizations and substantially greater financial resources than those of the Company, and accordingly, they may be able to compete more effectively in one or more of the markets in which the Company operates. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which the Company operates. The Company also compete for sales with individual resales of existing homes and with available rental housing.
Seasonality
The Company’s operations are historically seasonal, with the highest new order activity typically occurring in the spring and summer, which is impacted by the timing of project openings and competition in surrounding projects, among other factors. In addition, a majority of the Company’s home deliveries typically occur in the third and fourth quarter of each fiscal year, based on the construction cycle times of our homes between four and eight months. As a result, the Company’s revenues, cash flow and profitability are higher in that same period.
Financing
The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate, outside borrowings and by forming new joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. In addition, the Company makes use of the funds received from certain recent corporate transactions including the Company's initial public offering of equity securities, senior notes offerings and other capital markets transactions.
As of December 31, 2015, California Lyon has outstanding its 5.75% Senior Notes due 2019, 8.5% Senior Notes due 2020, 7% Senior Notes due 2022, Subordinated Amortizing Notes due 2017, certain construction and land seller notes payable, borrowings under its revolving credit facility and a letter of credit from its revolving credit facility. Parent, California Lyon and their subsidiaries and joint ventures have financed, and may in the future finance, certain project and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, lot option agreements and land banking transactions.
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
As of December 31, 2015, the Company employed 586 full-time employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, engineering, sales and marketing activities.
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
An investment in the Company entails the following risks and uncertainties. These risk factors should be carefully considered when evaluating any investment in the Company. Any of these risks and uncertainties could cause the actual results to differ materially from the results contemplated by the forward-looking statements set forth herein, and could otherwise have a significant adverse impact on the Company’s business, prospects, financial condition or results of operations. In addition, please read “Cautionary Note About Forward-Looking Statements” in this Annual Report on Form 10-K, where we describe additional uncertainties associated with our business and the forward-looking statements included in this Annual Report on Form 10-K.
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

These above conditions, among others, are complex and interrelated. Adverse changes in such conditions may have a significant negative impact on our business, as they did during the recent downturn. The negative impact may be national in scope but may also negatively and acutely affect some of the regions or markets in which we operate more than others. In addition, adverse economic conditions in markets outside the U.S., such as Asia, India and Canada, as well as any restrictive economic policies in such overseas regions, may have an adverse impact on our financial results to the extent such factors decrease the amount of potential homebuyers from such regions in our markets. For example, the capital markets in China have experienced a high level of volatility in 2015 and into 2016 and such volatility and economic uncertainty may adversely affect our sales to the extent any potential homebuyers become more hesitant, or unable, to purchase a home. When such adverse conditions affect any of our markets, those conditions could have a proportionately greater impact on us than on some other homebuilding companies. We cannot predict their occurrence or severity, nor can we provide assurance that our strategic responses to their impacts would be successful.

Further, the prior recession and downturn in the homebuilding industry had a significant adverse effect on us. While we believe that the housing market began to recover in fiscal year 2012 from the significant slowdown and appears to continue to be recovering in most of the regions in which we operate, we cannot predict the pace or scope of the recovery, and we have already experienced a more tempered home price appreciation and moderate sales pace during 2014 and 2015, with a good deal of variation between our markets, following the steep rebound of home prices in 2012 and 2013. We cannot predict the duration or ultimate magnitude of any economic downturn or the continuation of the current recovery, nor can we provide assurance that should the recovery not continue, our response would be successful. The recent improvement in housing market conditions following a prolonged and severe housing downturn may not continue, and any slowing or reversal of the present housing recovery may materially and adversely affect our business and results of operations.

Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
The Company's business and results of operations are dependent on the availability and skill of subcontractors, as substantially all construction work is done by subcontractors with the Company acting as the general contractor. Accordingly, the timing and quality of construction depend on the availability and skill of the Company’s unaffiliated, third party subcontractors. As the homebuilding market returns to full capacity, we have previously experienced and may again experience skilled labor shortages. During 2015 and at other points throughout the homebuilding cycle, we have experienced shortages of skilled labor in a number of our markets which has led to increased labor costs and increased the cycle times of completion of home construction and our ability to convert home sales into closings. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot be assured that there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.
The residential construction industry also experiences labor shortages and disruptions from time to time, including: work stoppages, labor disputes, shortages in qualified trades people, lack of availability of adequate utility infrastructure and services, our need to rely on local subcontractors who may not be adequately capitalized or insured, and delays in availability of building materials. Additionally, the Company could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Any of these circumstances could give rise to delays in the start or completion of the Company’s communities, increase the cost of developing one or more of the Company’s communities and increase the construction cost of the Company’s homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher sales prices, the Company’s gross margins from home sales and results of operations could be adversely affected.
Limitations on the availability and increases in the cost of mortgage financing can adversely affect demand for housing, which could materially and adversely affect us.
In general, housing demand is negatively impacted by the unavailability of mortgage financing, as a result of declining customer credit quality, tightening of mortgage loan underwriting standards and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. Most of our buyers finance their home purchases through one of our mortgage joint ventures or third-party lenders providing mortgage financing. If mortgage rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. Although long-term interest rates currently remain near historically low levels, the Federal Reserve Board increased interest rates slightly in December 2015, and it is impossible to predict future increases or decreases in market interest rates and mortgage interest rates during 2016 and beyond may prove to be more volatile than in recent years. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency.  Financing contingencies may allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  Further, even if potential customers do not need financing, changes in the availability of mortgage products or increases in mortgage costs may make it harder for them to sell their current homes to potential buyers who need financing, which has in some cases led to lower demand for new homes. As a result, rising interest rates can decrease our home sales.  Any of these factors could have a material adverse effect on the Company's business and results of operations.
In addition, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA.  The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government's mortgage-related programs or policies.  The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures.  Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government's participation in and support of the residential mortgage market.  For example, the FHA significantly reduced the limits on loans eligible for insurance by the FHA in 2014, which has impacted the availability and cost of financing in our markets. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on the Company's business and results of operations.

Furthermore, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which are to be developed further by implementing rules.  These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings.  The effect of such provisions on lending institutions will depend on the rules that are ultimately adopted.  However, these requirements, as and when implemented, are expected to reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans.  Any such reduction could result in a decline of our home sales, which could have a material adverse effect on the Company's business and results of operations.
If these trends continue and mortgage loans continue to be difficult or costly to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes would be adversely affected, which would adversely affect the Company’s results of operations through reduced home sales revenue, gross margin and cash flow.

Third-party lenders may not complete mortgage loan originations for the Company's homebuyers in a timely manner or at all, which can lead to cancellations and a lower backlog of orders, or to significant delays in the Company's delivering homes and recognizing revenues from those homes.
The Company's buyers may obtain mortgage financing for their home purchases from any lender or other provider of their choice, including one of the Company's mortgage joint ventures or an unaffiliated lender. If, due to credit or consumer lending market conditions, regulatory requirements, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to the Company's buyers, the number of homes that the Company delivers, the Company's business and its consolidated financial statements may be materially and adversely affected.

Although the Company has commenced operations in its mortgage joint ventures, many of the Company's homebuyers will continue to seek mortgage loans from other lenders and be subject to those lenders’ ability to perform. The Company can provide no assurance as to other lenders’ ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for the Company's homebuyers. Such inability or unwillingness may result in mortgage loan funding issues that slow deliveries of the Company's homes and/or cause cancellations, which in each case may have a material adverse effect on the Company's business and its consolidated financial statements. In addition, recent changes to mortgage loan disclosure requirements to consumers may potentially delay lenders’, including the Company's mortgage joint ventures', completion of the mortgage loan funding process for borrowers. Specifically, the Consumer Financial Protection Bureau (CFPB) has adopted a new rule governing the content and timing of mortgage loan disclosures to borrowers.  This new rule, commonly known as TILA-RESPA Integrated Disclosures or TRID, became effective on October 3, 2015.  Lender compliance with TRID could result in delays in loan closings and the delivery of homes that materially and adversely affect the Company's financial results and operations.

The Company may not have access to other capital resources to fund its liquidity needs, and difficulty in obtaining sufficient capital could result in increased costs and delays in completion of projects.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land and begin development. There is no assurance that cash generated from the Company's operations, borrowings incurred under its credit agreements or project-level financing arrangements, or proceeds raised in capital markets transactions, will be sufficient to finance the Company's capital projects or otherwise fund its liquidity needs. If the Company's future cash flows from operations and other capital resources are insufficient to finance its capital projects or otherwise fund its liquidity needs, the Company may be forced to:

•	reduce or delay its business activities, land acquisitions and capital expenditures;

•	sell assets;

•	obtain additional debt or equity capital; or

•	restructure or refinance all or a portion of its debt, including the notes, on or before maturity.

These alternative measures may not be successful and the Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing debt, including the notes and its credit agreements, will limit its ability to pursue these alternatives. Further, the Company may seek additional capital in the form of project-level financing from time to time. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Land acquisition, development and construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in joint ventures. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect the Company’s sales and future results of operations and cash flows.
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
In addition, a prolonged economic downturn in one or more of these areas, or in any sector of employment on which the residents in such areas are substantially dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. For example, much of the employment base in the Pacific Northwest and Northern California markets are dependent upon the technology sector, and Nevada the hospitality and gaming sector, and the local economy in certain Colorado markets is to a large extent driven by the oil and gas industry. Further, during the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California, negatively impacting the Company’s profitability and financial position. In addition, in the past the state of California has experienced severe budget shortfalls and taken measures such as raising taxes and increasing fees to offset the deficit. Accordingly, the Company's sales, results of operations, financial condition and business would be negatively impacted by a decline in the economy, the job sector or the homebuilding industry in the Western U.S. regions in which our operations are concentrated.

Negative environmental impacts from, and legal and regulatory requirements in response to, severe and prolonged drought conditions in California, Arizona and Nevada could adversely affect our business and results of operations in those regions and our consolidated financial statements.

Certain areas in which we operate, particularly California and parts of Arizona and Nevada, are experiencing extreme or exceptional drought conditions. In response to these conditions and concerns that they may continue for an extended period of time or worsen, government officials have taken, or have proposed taking, a number of steps to preserve potable water supplies.

For instance, in 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In April 2015, the Governor issued an executive order that, among other things, directs the State Water Resources Control Board to implement mandatory water reductions in cities and towns across California to reduce water usage by 25 percent and to prohibit irrigation with potable water outside newly constructed homes that is not delivered by drip or micro-spray systems. The Governor's order also calls on local water agencies to adjust their rate structures to implement conservation pricing, directs the Department of Water Resources to update the Model Water Efficient Landscape Ordinance, and directs the California Energy Commission to adopt emergency regulations establishing standards to improve the efficiency of water appliances such as toilets and faucets. In February 2016, the State Water Resources Control Board extended restrictions on urban water use through October 2016.

To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially restrict, delay the issuance of, or proscribe new water connection permits for homes or businesses, increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs, adopt higher efficiency requirements for water-using appliances or fixtures, limit or ban the use of water for construction activities, impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers, and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership. We can offer no assurance whether, where and the extent to which these or additional conservation measures might be imposed by local water agencies or suppliers in California or by other federal, state or local lawmakers or regulators in Arizona, California and Nevada. However, if potable water supplies become further constrained due to persistent drought conditions, tighter conservation requirements may be imposed that could limit, impair or delay our ability to acquire and develop land, or build and deliver homes, increase our production costs, or cause the fair value of affected land or land interests in our inventory to decline, which could result in inventory impairment or land option contract abandonment charges, or both, or negatively affect the economies of, or diminish consumer interest in living in, water-constrained areas. These impacts, individually or collectively, could adversely affect our business and consolidated financial statements, and the effect could be material.
Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.
During the years ended December 31, 2015, 2014, and 2013, the Company experienced cancellation rates of 20%, 18%, and 17%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, buyer's remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond the Company’s control. Increased levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

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
As a homebuilder, we have been, and continue to be, subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business, in addition to other potentially significant lawsuits, arbitration proceedings and other claims, including breach of contract claims, contractual disputes, personal injury claims and disputes related to defective title or property misdescription. These claims are common to the homebuilding industry and can be costly.
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
With respect to certain general liability exposures, including construction defect claims, product liability claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it can be difficult to determine the extent to which the assertion of these claims will expand. Plaintiffs may seek to consolidate multiple parties in one lawsuit, bring suit on behalf of a homeowners association, or HOA, or seek class action status in some of these legal proceedings with potential class sizes that vary from case to case. Consolidated, HOA and class action lawsuits can be costly to defend and, if we were to lose any consolidated, HOA or certified class action suit, it could result in substantial liability.

In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by insurance or may exceed applicable coverage limits. Furthermore, contractual indemnities with contractors and subcontractors can be difficult to enforce, and we may also be responsible for applicable self-insured retentions with respect to our insurance policies, and we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and future home sales.
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

For these reasons, although we actively manage our claims and litigation and actively monitor our reserves and insurance coverage, because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, indemnity arrangements and reserves will be adequate to cover liability for any damages, the cost of repairs and litigation, or any other related expenses surrounding the current claims to which we are subject or any future claims that may arise. Such damages and expenses, to the extent that they are not covered by insurance or redress against contractors and subcontractors, could materially and adversely affect our consolidated financial statements and results.
Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect the Company’s business, prospects, liquidity, financial condition or results of operations.
As a homebuilder, the Company is subject to numerous risks, many of which are beyond management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geologic events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting the Company’s sales and profitability. Many of the Company’s projects are located in California, which has experienced significant earthquake activity and seasonal wildfires. Areas in Colorado have also been subjected to seasonal wildfires and soil subsidence, as well as periods of extremely cold weather and snow. Further, the Company operates in markets in the Pacific Northwest that experience high levels of rain, and there may be significant rainfall from a strong El Nino weather pattern in California and other Western U.S. regions. In addition to directly damaging the Company’s projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting the Company’s ability to market homes in those areas and possibly increasing the costs of completion.
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
Labor and raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and reduce our sales and earnings.
The residential construction industry experiences serious material shortages from time to time, including shortages in labor, insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing and during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular, the cost of labor, lumber, cement, steel and drywall. The Company generally is unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be in advance of the construction of the home. During the most recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market, which may limit capacity for new construction until the labor base grows. Additionally, the cost of petroleum products, which are used to deliver our materials, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents, which could affect the price of our important raw materials. Shortages could cause delays in and increase our costs of home construction, and increases in construction costs may, over time, erode the Company’s gross margins from home sales, particularly if pricing competition restricts the ability to pass on any additional costs of materials or labor, thereby decreasing gross margins from home sales, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in integrating acquisitions or implementing our growth strategies.
In December 2012, we acquired Village Homes marking our entry into the Colorado market, and in August 2014, we closed the Polygon Acquisition, marking our entry into the Washington and Oregon markets, and we may in the future consider growth or expansion of our operations in our current markets or in new markets, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations, and any future acquisitions could result in the dilution of existing shareholders if we issue our common shares as consideration. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

We have incurred and may continue to incur significant transaction and acquisition-related integration costs in connection with the Polygon Acquisition.

We incurred significant transaction costs in connection with the execution and consummation of the Polygon Acquisition as well as the financing transactions in connection therewith. In addition, we have implemented a plan to integrate the residential homebuilding operations of Polygon Northwest. Although we anticipate achieving synergies in connection with the Polygon Acquisition, we also expect to continue to incur costs implementing such cost savings measures. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction- and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all.

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
The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s divisional markets. In particular, the Company is dependent upon the services of General William Lyon, Chairman of the Board and Executive Chairman, William H. Lyon, Co-Chief Executive Officer and Vice Chairman of the Board, and Matthew R. Zaist, Co-Chief Executive Officer and President, as well as the services of the California regional and other division presidents and division management teams and personnel in the corporate office. The loss of the services or limitation in the availability of any of these executives or key personnel, for any reason, could hinder the execution of our business strategy and have a material adverse effect upon the Company’s business, prospects, liquidity, financial condition or results of operation. Further, such a loss could be negatively perceived in the capital markets.
Power and natural resource shortages or price increases could have an adverse impact on operations.
In prior years, certain areas in Northern and Southern California have experienced power and resource shortages, including mandatory periods without electrical power, changes to water availability and significant increases in utility and resource costs. These conditions may cause us to incur additional costs and we may not be able to complete construction on a timely basis if they were to continue for an extended period of time. Shortages of natural resources, particularly water and power, may make it more difficult to obtain regulatory approval of new developments. The Company may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. Furthermore, power shortages and rate increases may adversely affect the regional economies in which the Company operates, which may reduce demand for housing. The Company’s operations may be adversely impacted if further rate increases and/or power shortages occur.
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
We could be responsible for employment-related liabilities with respect to our contractors’ employees.
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors.  Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage.

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
The Company’s quarterly operating results generally fluctuate by season. The Company typically achieves its highest new home sales orders in the spring and summer, although new homes sales order activity is also highly dependent on the number of active selling communities and the timing of new community openings. Because it typically takes the Company four to eight months to construct a new home, the Company delivers a greater number of homes in the second half of the calendar year as sales orders convert to home deliveries. As a result, the Company’s revenues from homebuilding operations are typically higher in the second half of the year, particularly in the fourth quarter, and the Company generally experiences higher capital demands in the first half of the year when it incurs construction costs. If, due to construction delays or other causes, the Company cannot close its expected number of homes in the second half of the year, the Company’s financial condition and full year results of operations may be adversely affected.
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
On February 24, 2012, the Company adopted fresh start accounting under ASC 852, and recorded all real estate inventories at fair value. Subsequent to February 24, 2012 and throughout each quarter of 2012, 2013, 2014 and 2015, there were no indicators of impairment, as sales prices and sales absorption rates have improved. For the years ended December 31, 2015, 2014 and 2013 there were no impairment charges recorded.
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

In the future, we may become subject to litigation, including claims relating to our operations, breach of contract, securities offerings or otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Litigation or the resolution of litigation may affect the availability or cost of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

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

We are highly leveraged. At December 31, 2015, the total outstanding principal amount of our debt was approximately $ 1,105.8 million. In addition, we have the ability to incur additional indebtedness under our Revolving Credit Facility, subject to a borrowing base formula, and under our project-level financing facilities. As of December 31, 2015, we would have had up to approximately $172.0 million of additional borrowing capacity under our Revolving Credit Facility and our project-level financing facilities. Moreover, the terms of the indentures governing the 2022 Notes, 2020 Notes, the 2019 Notes the Amortizing Notes, and the Revolving Credit Facility permit us to incur additional debt, in each case, subject to certain restrictions. Our high level of indebtedness could have detrimental consequences, including the following:

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

As a result of these restrictions, our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited. In addition, our Revolving Credit Facility contains a maximum leverage ratio that decreased from 75% to 65% on the last day of the 2015 fiscal year, and will further decrease to 60% on the last day of the third quarter of the 2016 fiscal year. We cannot assure you that we will be in compliance with our maximum leverage ratio covenant once the required levels decrease as described above. Our leverage ratio as of December 31, 2015, as calculated under the Revolving Credit Facility, was approximately 64%. Failure to have sufficient borrowing base availability in the future or to be in compliance with our maximum leverage ratio under the Revolving Credit Facility could have a material adverse effect on our operations and financial condition.

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

We may not have access to other capital resources to fund our liquidity needs.

There is no assurance that cash generated from our operations, proceeds raised in our capital markets transactions, or borrowings incurred under our credit agreements will be sufficient to finance our capital projects or otherwise fund our liquidity needs. If our future cash flows from operations and other capital resources are insufficient to finance our capital projects or otherwise fund our liquidity needs, we may be forced to:

•	reduce or delay our business activities and capital expenditures;

•	sell assets;

•	obtain additional debt or equity capital; or

•	restructure or refinance all or a portion of our debt, including the notes, on or before maturity.

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
Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to five votes per share, on all matters entitled to be voted on by our common stockholders. Based on the number of shares outstanding as of March 7, 2016, William H. Lyon, individually or through affiliated entities, holds approximately 51% of the voting power of the Company's common stock, assuming exercise in full of the warrant to purchase additional shares of Class B Common Stock, through ownership of 100% of the outstanding Class B Common Stock, a warrant to purchase 1,907,550 additional shares of Class B Common Stock and ownership of shares of Class A Common Stock. Additionally, an affiliate of Paulson & Co. Inc., or Paulson, holds approximately 3.3 million shares of Class A Common Stock, representing approximately 7% of the total voting power of the Company’s outstanding common stock as of March 7, 2016. Further, affiliates of Luxor Capital Partners, or Luxor, previously held a significant amount of our Class A Common Stock and owned approximately 1.3 million shares of Class A Common Stock according to Luxor's filing on Schedule 13D/A with the Securities and Exchange Commission on November 25, 2015, which, if still owned, would represent approximately 3% of the total voting power of the Company's outstanding common stock. Stockholder entities affiliated with each of William H. Lyon, Paulson, and Luxor, which collectively control up to approximately 59% of the total voting power of the Company’s outstanding common stock as of March 7, 2016, have entered into a stockholder agreement with respect to the election of up to six seats, depending on ownership levels at the time, on our board of directors, whereby each such stockholder has agreed to vote in favor of the director nominees supported by each of the other stockholders. The Company is not party to such agreement. In addition, our Amended and Restated Certificates of Incorporation provides for certain preemptive rights to the holders of our Class B Common Stock, which would permit such holders to purchase additional shares of Class B Common Stock up to a certain amount in order to preserve their then-current voting power in the event of certain issuances of our Class A Common Stock, subject to certain exceptions.
William H. Lyon, Paulson and Luxor may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration may adversely impact the trading of our capital stock because of a perceived conflict of interest that may exist, thereby depressing the value of our capital stock.
Future sales of our common stock by existing stockholders could cause the price of our Class A Common Stock to decline.
Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A Common Stock to decline. We had 27,855,561 shares of Class A Common Stock and 3,813,884 shares of Class B Common Stock outstanding as of March 7, 2016, excluding 1,907,550 shares of Class B Common Stock issuable upon the exercise of a warrant held by the holders of our Class B Common Stock and shares of unvested restricted stock and Class A Common Stock issuable upon exercise of outstanding stock options. All of these shares, other than the shares of Class B Common Stock held by William H. Lyon through his management of Lyon Shareholder 2012, LLC, and certain shares of Class A Common Stock held by our directors and officers and other “affiliates”, as defined in Rule 144 of the Securities Act, or Rule 144, are freely tradeable without restriction under the Securities Act. Stockholders holding up to approximately 8,492,211 shares of our common stock as of March 7, 2016, which includes the Class A Common Stock that may be issued upon conversion of the outstanding Class B Common Stock on a one-to-one basis, have exercised their registration rights to include their shares of common stock in registration statements related to our securities, including our Registration Statement on Form S-3 (File No. 333-194517) that was declared effective by the Securities and Exchange Commission on March 20, 2014. Shares of common stock sold under this shelf registration statement can be freely sold in the public market, and even if not sold pursuant to an effective registration statement, shares held by affiliates may be sold under Rule 144 subject to the volume and manner of sale, and other, requirements thereunder. Any sale of a large number of shares of common stock by our existing stockholders could reduce the trading price of our common stock. In addition, investors would incur dilution upon the exercise of stock options or other equity-based awards under our equity incentive plan, and upon any exercise of preemptive rights granted pursuant to our Certificate of Incorporation to holders of our Class B Common Stock upon the issuance of Class A Common Stock underlying our tangible equity units or potential future offerings. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon exercise of outstanding options or for other reasons. Any such future issuances of our common stock or convertible or other equity-linked securities will dilute the ownership interest of the holders of our Class A Common Stock. We cannot predict the size of future issuances of our common stock or other equity-related securities or the effect, if any, that they may have on the market price of our Class A Common Stock.
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
The price of our Class A Common Stock is subject to volatility related or unrelated to our operations.
The market price of the Class A Common Stock may fluctuate substantially due to a variety of factors, including:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of our indebtedness;

•	market reaction to our capital markets transactions;

•	additions or departures of key personnel;

•	actions by stockholders;

•	increased volatility as a result of the relative size of our public float;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation or other regulatory developments that adversely affect us or the homebuilding industry.
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
Provisions in our corporate organizational documents may have the effect of delaying or preventing a change of control or changes in our management. Such provisions include, but are not limited to:

•	authorizing the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	any action to be taken by holders of our common stock must be effected at a duly called annual or special meeting and not by written consent;

•	special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, our Co-Chief Executive Officers or our lead independent director;

•	our dual-class voting structure that provides for five-to-one voting rights for holders of our Class B Common Stock;

•
holders of our Class B Common Stock possess certain preemptive rights allowing them to purchase additional shares of Class B Common Stock in the event of certain issuances of Class A Common Stock, subject to certain exceptions;

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
In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

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
Headquarters
The Company leases its corporate headquarters, which are located at 4695 MacArthur Court, 8th floor, Newport Beach, California. The Company leases properties for its segment offices located in the markets where the Company conducts its business. The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the needs of its business. For information about properties owned by the Company for use in its homebuilding activities, see Item 1 of Part I of this Annual Report, “Business.”

Item 3.	Legal Proceedings
The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. These matters are subject to many uncertainties and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. Nevertheless, in the opinion of the Company’s management, none of the uninsured claims involves claims which are material and unreserved or will have a material adverse effect on the financial condition of the Company.

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

	2015		2014
Calendar Quarter Ended	High	Low	High	Low
March 31	26.21	17.03	31.77	21.28
June 30	26.40	19.78	30.74	25.40
September 30	26.05	20.23	31.40	22.00
December 31	24.18	14.77	24.54	17.71
As of March 7, 2016, the Company had approximately 50 stockholders of record, 49 of which were holders of the Company's Class A Common Stock, including shares of unvested restricted stock awards, and one of which was a holder of the Company's Class B Common Stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased from certain employees of the Company during the three month period ended December 31, 2015. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended December 31, 2015.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
October 31, 2015	252	23.45
November 30, 2015	—	—
December 31, 2015	—	—
Total	252

Except as set forth above, the Company did not repurchase any of its equity securities during the three month period ended December 31, 2015.
Recent Sales of Unregistered Securities
Other than the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K during fiscal year 2015, we did not make any sales of unregistered securities during 2015.

Item 6.	Selected Historical Consolidated Financial Data
The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014, and 2013 has been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2013, 2012, and 2011, the period from January 1, 2012 through February 24, 2012, and the period from February 25, 2012 through December 31, 2012, and for the year ended December 31, 2011 have been derived from the Company’s audited financial statements for such years, which are not included herein.
As a result of the consummation of the Prepackaged Joint Plan of Reorganization on February 25, 2012, or the Plan, the Company adopted Fresh Start Accounting in accordance with Accounting Standards Codification No. 852, Reorganizations("ASC 852"). Accordingly, the financial statement information prior to February 25, 2012 is not comparable with the financial statement information for periods on and after February 25, 2012. Unless otherwise stated or the context otherwise requires, any reference hereinafter to the “Successor” reflects the operations of the Company post-emergence from February 25, 2012 through December 31, 2015 and any reference to the “Predecessor” refers to the operations of the Company pre-emergence prior to February 25, 2012.
Upon emergence from the Chapter 11 Cases on February 25, 2012, we adopted fresh start accounting as prescribed under ASC 852, which required us to value our assets and liabilities at their related fair values. In addition, we adjusted our accumulated deficit to zero at the emergence date. Items such as accumulated depreciation, amortization and accumulated deficit were reset to zero. We allocated the reorganization value to the individual assets and liabilities based on their estimated fair values. Items such as accounts receivable, prepaid and other assets, accounts payable, certain accrued liabilities and cash, whose fair values approximated their book values, reflected values similar to those reported prior to emergence. Items such as real estate inventories, property, plant and equipment, certain notes receivable, certain accrued liabilities and notes payable were adjusted from amounts previously reported. Because we adopted fresh start accounting at emergence and because of the significance of liabilities subject to compromise that were relieved upon emergence, the historical financial statements of the Predecessor and the financial statements of the Successor are not comparable. Refer to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for further details relating to fresh start accounting.
You should read this summary in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	Successor (1)				Predecessor (1)
				Period From February 25,	Period From January 1,
	Year Ended December 31,			through December 31,	through February 24,	Year Ended December 31,
	2015	2014	2013	2012	2012	2011
(in thousands except number of shares, per share data and number of homes)
Statement of Operations Data:
Revenues
Home sales	$1,078,928	$857,025	$521,310	$244,610	$16,687	$207,055
Lots, land and other sales	2,500	1,926	18,692	104,325	—	—
Construction services	25,124	37,728	32,533	23,825	8,883	19,768
Total revenues	1,106,552	896,679	572,535	372,760	25,570	226,823
Operating income (loss)	81,018	75,870	55,857	4,666	(2,684)	(148,015)
Income (loss) before reorganization items and (provision) benefit from income taxes	87,067	78,323	53,765	(4,325)	(4,961)	(171,706)

Reorganization items, net (2)	—	—	(464)	(2,525)	233,458	(21,182)
(Provision) benefit for income taxes	(26,806)	(23,797)	82,302	(11)	—	(10)
Net income (loss)	60,261	54,526	135,603	(6,861)	228,497	(192,898)
Net income (loss) available to common stockholders	$57,336	$44,625	$127,604	$(11,602)	$228,383	$(193,330)
Income (loss) per common share:
Basic	$1.57	$1.41	$5.16	$(0.93)	$228,383	$(193,330)
Diluted	$1.48	$1.34	$4.95	$(0.93)	$228,383	$(193,330)
Weighted average common shares outstanding:
Basic	36,546,227	31,753,110	24,736,841	12,489,435	1,000	1,000
Diluted	38,767,556	33,236,343	25,796,197	12,489,435	1,000	1,000
Operating Data (including consolidated joint ventures) (unaudited):
Number of net new home orders	2,575	1,677	1,322	956	175	669
Number of homes closed	2,314	1,753	1,360	883	67	614
Average sales price of homes closed	$466	$489	$383	$277	$249	$337
Cancellation rates	20%	18%	17%	15%	8%	18%
Backlog at end of period, number of homes	739	478	368	406	246	139
Backlog at end of period, aggregate sales value	$391,770	$260,127	$199,523	$115,449	$63,434	$29,329

	Successor (1)				Predecessor (1)
	December 31,				December 31,
	2015	2014	2013	2012	2011
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$50,203	$52,771	$171,672	$71,075	$20,061
Real estate inventories—Owned	1,675,106	1,404,639	671,790	421,630	398,534
Real estate inventories—Not owned	—	—	12,960	39,029	47,408
Total assets	1,923,450	1,659,724	1,010,411	581,147	496,951
Total debt	1,105,776	925,398	469,355	338,248	563,492
Redeemable convertible preferred stock	—	—	—	71,246	—
Total William Lyon Homes stockholders’ equity (deficit)	632,095	569,915	428,179	62,712	(179,516)
Noncontrolling interests	39,374	27,231	22,615	9,407	9,646

(1)
Successor refers to William Lyon Homes and its consolidated subsidiaries on and after February 25, 2012, or the Emergence Date, after giving effect to: (i) the cancellation of shares of our common stock issued prior to February 25, 2012; (ii) the issuance of shares of new common stock, and settlement of existing debt and other adjustments in accordance with the Plan; and (iii) the application of fresh start accounting. Predecessor refers to William Lyon Homes and its consolidated subsidiaries up to the Emergence Date. In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as the pre-emergence, predecessor entity and the period from February 25, 2012 through December 31, 2012 as the successor entity. As such, the application of fresh start accounting as described in Note 1 of the “Notes to Consolidated Financial Statements” is reflected in the years ended December 31, 2015, 2014, and 2013, and the period from February 25, 2012 through December 31, 2012 and not the period from January 1, 2012 through February 24, 2012. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting.

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
The following discussion of results of operations and financial condition should be read in conjunction with Item 6 of Part II of this Annual Report, “Selected Historical Consolidated Financial Data,” Item 8 of Part II of this Annual Report, “Financial Statements and Supplementary Data,” and other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. See the section titled, "Cautionary Note Concerning Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K. As used herein, “on a consolidated basis” means the total of operations in wholly-owned projects and in consolidated joint venture projects.
Overview
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington and Oregon. The Company's core markets currently include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Seattle and Portland. The Company has a distinguished legacy of more than 59 years of homebuilding operations, over which time we have sold in excess of 96,000 homes. The Company believes that its markets are characterized by attractive long-term housing fundamentals. The Company believes that it holds leading market share positions in most of its markets and has a significant land supply.
During 2015, the Company continued to benefit from the ongoing housing recovery, which proceeded at a more moderate pace than in recent years. The Company was able to implement same store price increases across a number of markets which helped to offset increases in the cost of land and labor. While experiencing a consistent annualized sales pace when compared with 2014, the Company experienced more absorption volatility on a month-to-month basis over the prior year. While the homebuilding industry encountered some challenges during 2015, including constrained labor availability, increased cycle times, volatility in the global and domestic financial markets, and weather challenges, the Company delivered another year of strong financial and operational results, increasing its home sales revenue by 26% in 2015 as compared to 2014, delivering 2,314 homes, an increase of 32% over the prior year, and generating net income of $57.3 million. The Company continued to experience increased cycle times in a number of its operating segments in 2015, with the greatest impact in Arizona, California and Colorado. The availability of qualified trades with the associated delays and cost increases were challenges faced by the Company and the entire homebuilding industry in 2015. While the Company expects these conditions to remain, it continues to implement strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries, and strives to maximize revenue at it projects as market conditions permit in an effort to offset cost increases. In 2015, the Company opened 41 new home communities. At the end of 2015, the Company was selling out of 72 new-home communities, a 29% increase over the end of 2014, demonstrating the progress made in building out and strengthening the Company's operating platform. The focus of senior management has been to grow revenue and profitability in 2015 by opening new communities.
The Company's entry into the Portland, Oregon, and Seattle, Washington markets through the Polygon Acquisition expanded its operating platform, while remaining true to its strategy of geographic concentration in Western regional markets that benefit from favorable economic factors. The Company completed the Polygon Acquisition on August 12, 2014, which marked the beginning of the Washington and Oregon segments. Financial data included herein as of and for the year ended

December 31, 2014, includes operations of the Washington and Oregon segments from August 12, 2014 (date of acquisition) through December 31, 2014.
Results of Operations
In the year ended December 31, 2015, the Company delivered 2,314 homes, with an average selling price of approximately $466,300, and recognized home sales revenues and total revenues of $1.1 billion. The Company has continued to build on the significant operating momentum since 2013, during which time a variety of key housing, employment and other related economic statistics in our markets have been strong. These market fundamentals, when combined with the Company’s disciplined operating strategy, has resulted in 16 consecutive quarters of year-over-year improvement in certain key financial metrics, including new home orders and dollar value of backlog. The improving market conditions and increase in pricing is reflected in its average sales price of homes in backlog of $530,100 at December 31, 2015 which is 14% higher than the average sales price of homes closed for the year ended December 31, 2015 of $466,300.
As of December 31, 2015, the Company had a consolidated backlog of 739 sold but unclosed homes, with an associated sales value of $391.8 million, representing a 55% increase in units, and a 51% increase in dollars, as compared to the backlog at December 31, 2014. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 18.5% and 24.8%, respectively, for the year ended December 31, 2015, as compared to 20.9% and 25.2%, respectively, for the year ended December 31, 2014.
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
Comparisons of the Year Ended December 31, 2015 to December 31, 2014

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Number of Net New Home Orders
California	669	792	(123)	(16)%
Arizona	414	201	213	106%
Nevada	272	237	35	15%
Colorado	224	152	72	47%
Subtotal	1,579	1,382	197	14%
Washington	416	134	282	210%
Oregon	580	161	419	260%
Total	2,575	1,677	898	54%
Cancellation Rate	20%	18%	2%
The 54% increase in the number of net new home orders was driven by a 55% increase in the average number of sales locations to 68 average locations in 2015, compared to 44 in the 2014 period, driven by the opening of new communities in all of our reporting segments. The number of net new home orders increased due to the inclusion of the operations of the Washington and Oregon reporting segments for the entire 2015 period, compared with only the period after the acquisition of Polygon Northwest Homes during the 2014 period. In addition, California showed more moderate activity as orders decreased 16% due to a shift in product mix to include more luxury product with price points in excess of $2.0 million, which historically sells at a slower rate, as well as new communities opening later in the year, after the spring selling season, when absorption rates are seasonally lower.

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Average Number of Sales Locations
California	18	17	1	6%
Arizona	7	6	1	17%
Nevada	11	9	2	22%
Colorado	13	8	5	63%
Subtotal	49	40	9	23%
Washington	6	2	4	200%
Oregon	13	2	11	550%
Total	68	44	24	55%

The average number of sales locations for the Company increased to 68 locations for the year ended December 31, 2015 compared to 44 for the year ended December 31, 2014. As noted above, the Company increased its presence in all reporting segments, as well as from the inclusion of the operations of the Washington and Oregon reporting segments for the entire 2015 period, compared with only the period after the acquisition of Polygon Northwest Homes during the 2014 period. As of December 31, 2015 the Company had 72 locations, up from 56 at December 31, 2014. During the 2015 period, the Company opened 41 new sales locations and closed 25.

	December 31,		Increase (Decrease)
	2015	2014	Amount	%
Backlog (units)
California	194	158	36	23%
Arizona	209	47	162	345%
Nevada	115	73	42	58%
Colorado	78	84	(6)	(7)%
Subtotal	596	362	234	65%
Washington	44	62	(18)	(29)%
Oregon	99	54	45	83%
Total	739	478	261	55%
The Company’s backlog at December 31, 2015 increased 55% to 739 units from 478 units at December 31, 2014. The increase in backlog is driven by an increase in net orders, coupled with a decrease in fourth quarter backlog conversion rate, from 98% during the fourth quarter of 2014 to 78% for the fourth quarter of 2015.

	December 31,		Increase (Decrease)
	2015	2014	Amount	%
		(dollars in thousands)
Backlog (dollars)
California	$152,673	$93,912	$58,761	63%
Arizona	53,527	13,408	40,119	299%
Nevada	77,151	62,847	14,304	23%
Colorado	40,952	37,935	3,017	8%
Subtotal	324,303	208,102	116,201	56%
Washington	24,414	34,309	(9,895)	(29)%
Oregon	43,053	17,716	25,337	143%
Total	$391,770	$260,127	$131,643	51%
The dollar amount of backlog of homes sold but not closed as of December 31, 2015 was $391.8 million, up 51% from $260.1 million as of December 31, 2014. The increase is primarily the result of the increase in net orders described above, coupled with an increase in average selling price in several reporting segments. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In California, the dollar amount of backlog increased 63% to $152.7 million as of December 31, 2015 from $93.9 million as of December 31, 2014, which is attributable to a 23% increase in the number of homes in backlog in California to 194 homes as of December 31, 2015 compared to 158 homes as of December 31, 2014. The increase is primarily the result of an increase in the average sales price of homes in backlog to $787,000 as of December 31, 2015 compared to $594,400 as of December 31, 2014. This increase in average sales price of homes in backlog reflects a greater number of homes in backlog with price points above $1.0 million dollars, to 47 in the 2015 period from 15 in the 2014 period.
In Arizona, the dollar amount of backlog increased 299% to $53.5 million as of December 31, 2015 from $13.4 million as of December 31, 2014, which is attributable to a 345% increase in the number of units in backlog to 209 as of December 31, 2015 from 47 as of December 31, 2014. The increase in units in backlog is the result of the period over period order growth described above.
In Nevada, the dollar amount of backlog increased 23% to $77.2 million as of December 31, 2015 from $62.8 million as of December 31, 2014, which is attributable to a 58% increase in the number of units in backlog as December 31, 2015 when compared with the 2014 period. This increase is partially offset by a decrease in the average selling price of homes in backlog to $670,900 as of December 31, 2015, down 22% from $860,900 as of December 31, 2014. The decrease in average sales price of homes in backlog reflects a smaller number of homes in backlog with price points above $1.0 million dollars, to 11 in the 2015 period from 18 in the the 2014 period.
In Colorado, the dollar amount of backlog increased 8% to $41.0 million as of December 31, 2015, from $37.9 million as of December 31, 2014. The increase is attributable to a 16% increase in the average selling price of homes in backlog as of December 31, 2015 to $525,000 from $451,600 at December 31, 2014, slightly offset by a 7% decrease in the number of units in backlog at December 31, 2015, to 78 from 84 at December 31, 2014.
In Washington, the dollar amount of backlog decreased 29% to $24.4 million as of December 31, 2015, from $34.3 million as of December 31, 2014. The decrease is attributable to a 29% decrease in the number of units in backlog as of December 31, 2015, to 44 from 62 at December 31, 2014.
In Oregon, the dollar amount of backlog increased 143% to $43.1 million as of December 31, 2015, from $17.7 million as of December 31, 2014. The increase is attributable to an 83% increase in the number of units in backlog at December 31, 2015, to 99 from 54 at December 31, 2014, coupled with a 33% increase in the average selling price of homes in backlog as of December 31, 2015 to $434,900 from $328,100 at December 31, 2014.

	December 31,		Increase (Decrease)
	2015	2014	Amount	%
Number of Homes Closed
California	633	840	(207)	(25)%
Arizona	252	217	35	16%
Nevada	230	236	(6)	(3)%
Colorado	230	95	135	142%
Subtotal	1,345	1,388	(43)	(3)%
Washington	434	154	280	182%
Oregon	535	211	324	154%
Total	2,314	1,753	561	32%

During the year ended December 31, 2015, the number of homes closed increased 32% to 2,314 in the 2015 period from 1,753 in the 2014 period, the highest since 2007. The increase is primarily attributable to the Washington and Oregon reporting segments, which reflect results for the entire 2015 period, compared to the 2014 period which only includes homes closed after the acquisition of Polygon Northwest Homes, as well as increases in the Colorado and Arizona reporting segments reflecting an increase in net new home orders. These increases were partially offset by a 25% decrease in California to 633 homes closed in the 2015 period compared to 840 homes closed in the 2014 period.

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$379,310	$498,965	$(119,655)	(24)%
Arizona	67,010	57,484	9,526	17%
Nevada	130,845	121,815	9,030	7%
Colorado	107,014	46,460	60,554	130%
Subtotal	684,179	724,724	(40,545)	(6)%
Washington	181,258	65,886	115,372	175%
Oregon	213,491	66,415	147,076	221%
Total	$1,078,928	$857,025	$221,903	26%
The increase in homebuilding revenue of 26% to $1,078.9 million for the year ended December 31, 2015 from $857.0 million for the year ended December 31, 2014 is primarily attributable to a 32% increase in the number of homes closed to 2,314 during the 2015 period from 1,753 in the 2014 period, partially offset by a 5% decrease in the average sales price of homes closed to $466,300 during the 2015 period from $488,900 during the 2014 period. The 32% increase in homes closed resulted in a $274.2 million increase in revenue, partially offset by the decrease in average home sale price which impacted home sales revenue by approximately $52.3 million.

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Average Sales Price of Homes Closed
California	$599,200	$594,000	$5,200	1%
Arizona	265,900	264,900	1,000	—%
Nevada	568,900	516,200	52,700	10%
Colorado	465,300	489,100	(23,800)	(5)%
Subtotal average	508,700	522,100	(13,400)	(3)%
Washington	417,600	427,800	(10,200)	(2)%
Oregon	399,000	314,800	84,200	27%
Total average	$466,300	$488,900	$(22,600)	(5)%

The average sales price of homes closed for the 2015 period decreased 5% compared to the 2014 period primarily due to a greater proportion of overall deliveries in the current period in the Arizona, Washington, and Oregon reporting segments, which have lower price points.

Gross Margin
Homebuilding gross margins decreased to 18.5% for the year ended December 31, 2015 from 20.9% in the 2014, primarily driven by the application of purchase accounting related to the acquisition of our Washington and Oregon reporting segments, which negatively impacted gross margins by 270 basis points during the 2015 period. Additionally, homebuilding gross margins were negatively impacted by rising labor and land costs during the 2015 period. The impact of these rising costs was partially offset by same store price appreciation in a number of markets in which the Company operates.
For the comparison of the year ended December 31, 2015 and the year ended December 31, 2014, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 24.8% for the 2015 period compared to 25.2% for the 2014 period. The decrease was primarily a result of the changes for homebuilding gross margins described previously.
Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion.

For comparative purposes purchase accounting is the net adjustment in basis related to the acquisition of our Colorado, Washington and Oregon operating segments. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Year Ended December 31,
	2015	2014
	(dollars in thousands)
Home sales revenue	$1,078,928	$857,025
Cost of home sales	878,995	677,531
Homebuilding gross margin	199,933	179,494
Homebuilding gross margin percentage	18.5%	20.9%
Add: Interest in cost of sales	38,416	26,510
Add: Purchase accounting adjustments	28,919	9,979
Adjusted homebuilding gross margin	$267,268	$215,983
Adjusted homebuilding gross margin percentage	24.8%	25.2%
Construction Services Revenue
Construction services revenue, which was all recorded in California, was $25.1 million during the year ended December 31, 2015, compared to $37.7 million for the year ended December 31, 2014. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California. During the fourth quarter of 2015, the Company wound down significant construction services projects.
Sales and Marketing & General and Administrative Expense

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2015	2014	2015	2014
	(dollars in thousands)
Sales and Marketing	$61,539	$45,903	5.7%	5.4%
General and Administrative	59,161	54,626	5.5%	6.4%
Total Sales and Marketing & General and Administrative	$120,700	$100,529	11.2%	11.7%
Sales and marketing expense as a percentage of home sales revenue increased slightly to 5.7% in the 2015 period compared to 5.4% in the 2014 period. The increase is related to higher advertising costs associated with community openings, as well as a higher percentage of homes with outside broker commissions. General and administrative expense as a percentage of home sales revenues decreased to 5.5% in the 2015 period compared to 6.4% in the 2014 period. The decrease is driven by increased revenues and improved operating leverage over our increased headcount.

Equity in Income of Unconsolidated Joint Ventures
During the year ended December 31, 2015 one joint venture in which the Company had non-controlling interests commenced operations, adding to the operations of the joint venture the Company had obtained a non-controlling interest in during the second half of 2014. The Company recorded income of $3.2 million related to these operations during the 2015 period and $0.6 million during the 2014 period.

Other Items
Combined other operating costs remained relatively consistent at $2.0 million for the year ended December 31, 2015, compared to $2.9 million for the year ended December 31, 2014.
Interest activity for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Interest incurred	$76,221	$65,560
Less: Interest capitalized	(76,221)	(65,560)
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$72,254	$46,779
The increase in interest incurred for the year ended December 31, 2015, compared to the interest incurred for the year ended December 31, 2014, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the year ended December 31, 2015 the Company recorded a provision for income taxes of $26.8 million, reflecting an effective tax rate of 30.8%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the year ended December, 31 2014, the Company recorded a provision for income taxes of $23.8 million for an effective tax rate of 30.4%.
Net Income Attributable Noncontrolling Interest
Net income attributable to noncontrolling interest decreased to $2.9 million during the year ended December 31, 2015, compared to $9.9 million for the year ended December 31, 2014. The decrease is due to a reduction in net income from a joint venture that sold out during 2014 for which there was no activity during the 2015 period.
Net Income Attributable to William Lyon Homes
As a result of the preceding factors, net income attributable to William Lyon Homes for the years ended December 31, 2015 and 2014 was $57.3 million and $44.6 million, respectively.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	December 31,
	2015	2014	Amount	%
Lots Owned
California	2,200	2,140	60	3%
Arizona	5,204	5,421	(217)	(4)%
Nevada	2,888	2,941	(53)	(2)%
Colorado	798	979	(181)	(18)%
Subtotal	11,090	11,481	(391)	(3)%
Washington	1,144	1,427	(283)	(20)%
Oregon	1,245	1,195	50	4%
Total	13,479	14,103	(624)	(4)%
Lots Controlled(1)
California	601	1,538	(937)	(61)%
Arizona	—	—	—	—%
Nevada	554	156	398	255%
Colorado	134	183	(49)	(27)%
Subtotal	1,289	1,877	(588)	(31)%
Washington	871	728	143	20%
Oregon	1,775	834	941	113%
Total	3,935	3,439	496	14%
Total Lots Owned and Controlled	17,414	17,542	(128)	(1)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has decreased 1% to 17,414 lots owned and controlled at December 31, 2015 from 17,542 lots at December 31, 2014, as the Company converts lots owned to homes sold through its operations.

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

The average number of sales locations for the Company increased to 44 locations for the year ended December 31, 2014 compared to 25 for the year ended December 31, 2013, including an average of four sales locations from our Washington and Oregon segments. California increased by eight sales locations, and Colorado and Nevada increased by four and three sales locations in the 2014 period compared to the 2013 period, while Arizona remained consistent between periods. As of December 31, 2014 the Company had 56 locations, up from 32 at December 31, 2013. During the 2015 period, the Company opened 19 new sales locations, closed 7, and acquired 12 through the Polygon Acquisition.

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
In California, the dollar amount of backlog decreased 28% to $93.9 million as of December 31, 2014 from $131.2 million as of December 31, 2013, which is attributable to a 23% decrease in the number of homes in backlog in California to 158 homes as of December 31, 2014 compared to 206 homes as of December 31, 2013, driven by an 86% increase in homes closed to 840 during the year ended December 31, 2014, from 451 during the 2013 period, offset by a 33% increase in net new home orders to 792 for the year ended December 31, 2014 compared to 597 homes for the year ended December 31, 2013, and a 7% decrease in the average sales price of homes in backlog to $594,400 as of December 31, 2014 compared to $636,800 as of December 31, 2013.
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

	Year Ended December 31,
	2014	2013
	(dollars in thousands)
Home sales revenue	$857,025	$521,310
Cost of home sales	677,531	405,496
Homebuilding gross margin	179,494	115,814
Homebuilding gross margin percentage	20.9%	22.2%
Add: Interest in cost of sales	26,510	31,853
Add: Purchase accounting adjustments	9,979	6,915
Adjusted homebuilding gross margin	$215,983	$154,582
Adjusted homebuilding gross margin percentage	25.2%	29.7%
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
Other Items
Combined other operating costs remained relatively consistent at $2.9 million for the year ended December 31, 2014, compared to $2.2 million for the year ended December 31, 2013.
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

Financial Condition and Liquidity
During 2015, the Company continued to benefit from the ongoing housing recovery, which proceeded at a more moderate pace than in recent years. The Company was able to implement same store price increases across a number of markets which helped to offset increases in the cost of land and labor. While experiencing a consistent annualized sales pace when compared with 2014, the Company saw more absorption volatility on a month-to-month basis over the prior year. While the homebuilding industry encountered some challenges during 2015, including constrained labor availability, increased cycle times, volatility in the global and domestic financial markets, and weather challenges, the Company delivered another year of strong financial and operational results.
In the year ended December 31, 2015, the Company delivered 2,314 homes, with an average selling price of approximately $466,300, and recognized home sales revenues and total revenues of $1.1 billion. In the year ended December 31, 2015, net new home orders increased 54% to 2,575 in the 2015 period from 1,677 in the 2014 period, while home closings increased 32% to 2,314 in the 2015 period from 1,753 in the 2014 period. On a consolidated basis, the cancellation rate increased to 20% in the 2015 period compared to 18% in the 2014 period. Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage decreased to 18.5% and 24.8%, respectively, for the year ended December 31, 2015, as compared to 20.9% and 25.2%, respectively, for the year ended December 31, 2014.
As of December 31, 2015, the Company was selling homes in 72 communities and had a consolidated backlog of 739 sold but unclosed homes, with an associated sales value of $391.8 million, representing a 55% and 51% increase in units and dollars, respectively, as compared to the backlog at December 31, 2014. The Company continued to experience increased cycle times in a number of its operating segments in 2015, with the greatest impact in Arizona, California, and Colorado. The availability of qualified trades with the associated delays and cost increases were challenges faced by the Company and the entire homebuilding industry during 2015. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
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
The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the year ended December 31, 2015, before land acquisitions, the Company generated cash from operations of $183.1 million. Including cash consumed by land acquisitions and land development of $356.0 million, the Company had cash used in operations of $172.9 million during the year ended December 31, 2015. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below.
While there has been a fair amount of volatility in the capital markets during recent years, the Company believes that it benefits from a long dated maturity schedule on its senior unsecured notes with its first maturity date for its outstanding senior notes occurring in 2019 with remaining maturities staggered through 2022.

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

Tangible Equity Units
On November 21, 2014, in order to pay down amounts borrowed under the one-year senior unsecured facility entered into in conjunction with the Polygon Acquisition the Company completed its public offering and sale of 1,000,000 6.50% tangible equity units, or TEUs, sold for a stated amount of $100 per Unit, featuring a 17.5% conversion premium.  On December 3, 2014, the Company sold an additional 150,000 TEUs pursuant to an over-allotment option granted to the underwriters. Each TEU is a unit composed of two parts:

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
Each Unit may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of December 31, 2015 and December 31, 2014, the unamortized notes had an unamortized carrying value of $14.1 million and $20.7 million, respectively.
The Company used the net proceeds from the offering of the TEUs to pay down approximately $111.2 million of outstanding debt under its one-year senior unsecured facility.
5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its offering of 5.75% Senior Notes due 2019, or the 5.75% Notes, in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of December 31, 2015, the outstanding principal amount of the 5.75% Notes was $150.0 million, excluding deferred loan costs of $1.7 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below, and $350 million in aggregate principal amount of 7.00% Notes, as described above. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

8.5% Senior Notes Due 2020
On November 8, 2012, California Lyon completed its offering of 8.5% Senior Notes due 2020, or the initial 8.5% Notes, in an aggregate principal amount of $325 million. The initial 8.5% Notes were issued at 100% of their aggregate principal amount. The Company used the net proceeds from the sale of the initial 8.5% Notes, together with cash on hand, to refinance the Company’s (i) $235 million 10.25% Senior Secured Term Loan due 2015, (ii) approximately $76 million in aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, (iii) approximately $11 million in principal amount of project related debt, and (iv) to pay accrued and unpaid interest thereon. In July 2013, the Company exchanged 100% of the initial 8.5% Notes for notes that are freely transferable under the Securities Act.
On October 24, 2013, California Lyon completed the sale to certain purchasers of an additional $100.0 million in aggregate principal amount of its 8.5% Senior Notes due 2020, or the additional 8.5% Notes and, together with the initial 8.5% Notes, the 8.5% Notes, at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, in a private placement, resulting in net proceeds of approximately $104.7 million including the premium on issuance. In February 2014, we exchanged 100% of the additional 8.5% Notes for notes that are freely transferable and registered under the Securities Act.
As of December 31, 2015 the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $3.9 million and deferred loan costs of $6.0 million. The 8.5% Notes bear interest at an annual rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including California Lyon's 5.75% Notes, as described above, and 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.

7.00% Senior Notes due 2022
On August 11, 2014, WLH PNW Finance Corp., or the Escrow Issuer, completed its private placement with registration rights of 7.00% Senior Notes due 2022, or the initial 7.00% Notes, in an aggregate principal amount of $300 million. The initial 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Polygon Acquisition, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the 7.00% Notes and the related indenture by operation of law, or the Escrow Merger. Following the Escrow Merger, California Lyon is the obligor under the initial 7.00% Notes. In January 2015, we exchanged 100% of the initial 7.00% Notes for notes that are freely transferable and registered under the Securities Act.

On September 15, 2015, California Lyon completed its private placement with registration rights of an additional $50.0 million in aggregate principal amount of its 7.00% Senior Notes due 2022, or the additional 7.00% Notes, and together with the initial 7.00% Notes, the 7.00% Notes, at an issue price of 102.0% of their principal amount, plus accrued interest from August 15, 2015, resulting in net proceeds of approximately $50.5 million. In January 2016, we exchanged 100% of the additional 7.00% Notes for notes that are freely transferable and registered under the Securities Act.
As of December 31, 2015, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $1.0 million and deferred loan costs of $5.6 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2015.

Revolving Lines of Credit
On March 27, 2015, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement for a revolving credit facility of up to $100 million, or the Revolver, was amended and restated in its entirety (as so amended and restated, the “Amended Facility”). The Amended Facility amended and restated the Revolver and provides for total lending commitments of $130.0 million. In addition, the Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances (up from a maximum aggregate of $125.0 million under the previous facility), as well as a sublimit of $50.0 million for letters of credit, and extends the maturity date of the previous facility by one year to August 7, 2017.
The Amended Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of December 31, 2015.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of December 31, 2015, the Company had $65 million outstanding against the Amended Facility at an effective rate of 3.32%, as well as a letter of credit for $8.6 million further reducing the amount available under the Amended Facility.
Construction Notes Payable

Certain of the Company's consolidated joint ventures, as well as California Lyon, have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of December 31, 2015 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
November, 2015	$42.5	$15.0	November, 2017	4.50%	(1)
August, 2015	14.2	2.8	August, 2017	4.50%	(1)
August, 2015	37.5	13.2	August, 2017	4.50%	(1)
July, 2015	22.5	13.3	July, 2018	4.00%	(2)
April, 2015	18.5	10.6	October, 2017	4.00%	(2)
November, 2014	24.0	19.1	November, 2017	4.00%	(2)
November, 2014	22.0	20.8	November, 2017	4.00%	(2)
March, 2014	26.0	15.0	October, 2016	3.42%	(1)
December, 2013	18.6	0.4	January, 2016	4.50%	(1)
	$225.8	$110.2
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at the prime rate +0.5%

Net Debt to Total Capital
The Company’s ratio of net debt to total capital was 61.1% and 59.4% as of December 31, 2015 and 2014, respectively. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by total capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	December 31,
	2015	2014
	(dollars in thousands)
Notes payable and Senior Notes	$1,105,776	$925,398
Total equity	671,469	597,146
Total capital	$1,777,245	$1,522,544
Ratio of debt to total capital	62.2%	60.8%
Notes payable and Senior Notes	$1,105,776	$925,398
Less: Cash and cash equivalents and restricted cash	(50,707)	(53,275)
Net debt	1,055,069	872,123
Total equity	671,469	597,146
Total capital	$1,726,538	$1,469,269
Ratio of net debt to total capital	61.1%	59.4%
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
During the year ended December 31, 2014, the Company acquired a non-controlling interest in an unconsolidated mortgage joint venture as a result of the Polygon Acquisition, and had made an initial investment in a second non-controlling interest in an unconsolidated mortgage joint venture. During the year ended December 31, 2015, the Company made an additional investment in this second unconsolidated mortgage joint venture. As of December 31, 2013, the Company had no investment in and advances to unconsolidated joint ventures.
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

Cash Flows — Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
For the comparison of the year ended December 31, 2015 and the year ended December 31, 2014, the comparison of cash flows is as follows:

•
Net cash used in operating activities increased to $172.9 million in the 2015 period from $159.8 million in the 2014 period. The change was primarily a result of (i)  a decrease in accrued expenses of $15.0 million in the 2015 period compared to an increase of $21.3 million in the 2014 period primarily due to the timing of payments, and (ii) an increase in accounts payable of $24.1 million in the 2015 period compared to an increase of $34.1 million in the 2014 period due to timing of payments, partially offset by (iii) a net decrease in spending on real estate inventories-owned of $264.9 million in the 2015 period primarily driven by $356.0 million in land acquisitions, compared to spending of $278.0 million in the 2014 period, and (iv) an increase in receivables of $6.7 million in the 2015 period compared to a decrease of $4.6 million in the 2014 period due to the timing of payments received.

•
Net cash used in investing activities was $5.8 million in the 2015 period compared to $495.0 million in the 2014 period, primarily driven by (i) net cash paid of $492.4 million to acquire the assets and operations of Polygon Northwest Homes in the 2014 period, for which there was no corresponding amount in the 2015 period, (ii) purchases of property and equipment of $4.8 million in the 2015 period, compared to $2.1 million in the 2014 period, and (iii) investment in unconsolidated joint ventures of $1.0 million in the 2015 period compared to $0.5 million in the 2014 period.

•
Net cash provided by financing activities decreased to $176.1 million in the 2015 period from $535.9 million in the 2014 period. The change was primarily the result of (i) proceeds from issuance of 7% Senior notes of $51.0 million in the 2015 period, versus $300.0 million in the 2014 period, (ii) proceeds from issuance of 5 3/4% Senior notes of $150.0 million in the 2014 period, with no comparable amount in the 2015 period, and (iii) principal payments on Subordinated amortizing notes of $6.7 million in the 2015 period, with no comparable amount in the 2014 period, offset by (iv) net borrowings of $65.0 million against the revolving line of credit in the 2015 period for which there was no comparable amount in the 2014 period, (v) net borrowings of notes payable of $61.4 million in the 2015 period, with net payments of $1.2 million in the 2014 period, and (vi) net noncontrolling interest contributions of $9.2 million in the 2015 period versus net distributions of $5.3 million in the 2014 period.

Cash Flows — Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
For the comparison of the year ended December 31, 2014 and the year ended December 31, 2013, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to a use of $159.8 million in the 2014 period from $174.5 million in the 2013 period. The change was the result of (i) an decrease in net income to $54.5 million in the 2014 period from $135.6 million in the 2013 period, (ii) an increase in accounts payable in the 2014 period of $34.1 million compared to a decrease of $1.6 million in the 2013 period due to the timing of payments, and (iii) an increase in net changes in deferred tax assets of $7.8 million in the 2014 period from a decrease of $95.6 million in the 2013 period. These amounts were partially offset by (iv) a net increase in real estate inventories-owned of $278.0 million in the 2014 period primarily driven by $347.2 million of land acquisitions, compared to $234.1 million in the 2013 period.

•
Net cash used in investing activities increased to a use of $495.0 million in the 2014 period from $3.8 million in the 2013. The change was primarily a result of net cash paid in the 2014 period of $492.4 million related to the acquisition of Polygon Northwest Homes, with no comparable amount in the 2013 period.

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

Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 4 and 17 of “Notes to Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 17 of “Notes to Consolidated Financial Statements.”
The Company’s contractual obligations consisted of the following at December 31, 2015 (in thousands):

	Payments due by period
	Total(1)	Less than 1 year (2016)	1-3 years (2017-2018)	3-5 years (2019-2020)	More than 5 years
Notes Payable	$175,181	$15,377	$159,804	$—	$—
Notes Payable interest	10,976	6,306	4,670	—	—
Subordinated Amortizing Notes	14,066	6,841	7,225	—	—
Subordinated Amortizing Notes interest	884	634	250	—	—
Senior Notes	925,000	—	—	575,000	350,000
Senior Notes interest	366,453	69,250	138,500	118,890	39,813
Operating leases	12,744	2,397	4,307	3,616	2,424
Surety bonds	147,700	147,556	144	—	—
Purchase obligations:
Land purchases and option commitments(2)	375,693	256,898	117,507	1,288	—
Project commitments(3)	270,690	189,483	81,207	—	—
Total	$2,299,387	$694,742	$513,614	$698,794	$392,237

(1)
The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2015 and is calculated to the stated maturity date.

(2)
Represents the Company’s obligations in land purchases, lot option agreements and land banking arrangements. If the Company does not purchase the land under contract, it will forfeit its non-refundable deposit related to the land. Further, reflects the full contractual amount and there may be existing deposits that net against such amount, and the actual amount may change if the Company decides to acquire the land through a joint venture or land bank arrangement, if at all.

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
Under FASB ASC Topic 360, when indicators of impairment are present the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development on the project. During the year ended December 31, 2015, no indicators of impairment were noted by the Company.
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
The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. For the years ended December 31, 2015, 2014 and 2013, there were no impairment charges recorded. During the year ended December 31, 2015, no indicators of impairment were noted by the Company.
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
As of December 31, 2015 and 2014, the Company had 8 and 6 joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2015 and 2014, the Company was not required to consolidate any VIEs nor did the Company write-off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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
As of December 31, 2012, the Company had generated significant deferred tax assets through its operations, but as a result of the Company's ongoing assessments had determined that it was not more likely than not that the Company would be able to utilize these assets. As a result, the Company had recorded a full valuation allowance against the $200.0 million deferred tax asset balance. During the quarter ended December 31, 2013, the Company determined that it would be able to utilize $95.6 million of its deferred tax assets, and recognized an income tax benefit in its results of operations in this amount. This conclusion was based upon the recent operating results of the Company, most notably three consecutive quarters of net income, reduced interest expense as a result of the 2012 restructure, and eight consecutive quarters of period over period growth in net new home orders, home closings, and dollar value of backlog, in addition to continued improving conditions in the single family home market. As of December 31, 2015, the Company did not maintain a valuation allowance against its deferred tax assets. The Company will continue to assess the realizability of it deferred tax assets, and should the Company recognize significant operating losses in the future, it may determine that it is no longer more likely than not that the Company will utilize its deferred tax assets, and may record future valuation allowances.

Related Party Transactions
See Note 11 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2015 for a description of the Company’s transactions with related parties.
Recent Events
None.
Recently Issued Accounting Standards
See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2015 of $175.2 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2015 ranged between 3.25% and 3.50%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.8 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of December 31, 2015 (dollars in thousands):

	Year ended December 31,							Fair Value at December 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$—	$14,066	$—	$150,000	$425,000	$350,000	$939,066	$948,074
Interest rate	—%	5.5%	—%	5.75%	8.50%	7.00%
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2015. The Company does not enter into or hold derivatives for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item is incorporated by reference to the financial statements set forth in Section 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
  As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers (principal executive officers) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to William Lyon Homes and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Management's assessment of internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its attestion report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
William Lyon Homes:

We have audited William Lyon Homes’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). William Lyon Homes’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, William Lyon Homes maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of William Lyon Homes and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Irvine, California
March 11, 2016

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed by the Company with the U.S. Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2015 (the "Proxy Statement"). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by reference.

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

3.1	Third Amended and Restated Certificate of Incorporation of William Lyon Homes (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

3.2	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

3.3	Amended and Restated Bylaws of William Lyon Homes (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 22, 2015)

4.1
Indenture (including form of 8.5% Senior Note due 2020), dated as of November 8, 2012, by and between William Lyon Homes, Inc., William Lyon Homes, certain of William Lyon Homes’s subsidiaries (as guarantors) and U.S. Bank National Association, as trustee (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on November 8, 2012).

Exhibit Number	Description
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

4.12
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

Exhibit Number	Description
10.2	The Presley Companies Non-Qualified Retirement Plan for Outside Directors (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 2002).

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

10.36
Amendment and Restatement Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each subsidiary of the Borrower party thereto, the lenders listed on Schedule 1 thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 8, 2015)

10.37†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed April 2, 2015)

10.38†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Matthew R. Zaist, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed April 2, 2015)

10.39†	Offer Letter by and between William Lyon Homes, Inc. and William Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed April 2, 2015)

10.40+
Amendment No. 1 dated as of December 21, 2015 to the Amended and Restated Credit Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent.

12.1+
Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2014 and 2013, the Period from January 1, 2012 through February 24, 2012, the Period from February 25, 2012 through December 31, 2012, and for the Years Ended December 31, 2011 and 2010.

Exhibit Number	Description
21.1+	List of Subsidiaries of the Company.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Co-Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2+	Certification of Co-Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3+	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Co-Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Co-Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.3*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 11th day of March, 2016.

WILLIAM LYON HOMES,
a Delaware corporation

By:	/s/ William H. Lyon
William H. Lyon
Co-Chief Executive Officer

/s/ Matthew R. Zaist
Matthew R. Zaist
Co-Chief Executive Officer, President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William H. Lyon William H. Lyon	Co-Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2016

/s/ Matthew R. Zaist Matthew R. Zaist	Co-Chief Executive Officer & President (Principal Executive Officer)	March 11, 2016

/s/ Colin T. Severn Colin T. Severn	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016

/s/ General William Lyon General William Lyon	Executive Chairman, Director	March 11, 2016

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 11, 2016

/s/ Michael Barr Michael Barr	Director	March 11, 2016

/s/ Gary H. Hunt Gary H. Hunt	Director	March 11, 2016

/s/ Matthew R. Niemann Matthew R. Niemann	Director	March 11, 2016

/s/ Thomas Harrison Thomas Harrison	Director	March 11, 2016

/s/ Lynn Carlson Schell Lynn Carlson Schell	Director	March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
William Lyon Homes:

We have audited the accompanying consolidated balance sheets of William Lyon Homes and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of William Lyon Homes and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), William Lyon Homes’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Irvine, California
March 11, 2016

WILLIAM LYON HOMES
CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents — Note 1	$50,203	$52,771
Restricted cash — Note 1	504	504
Receivables	14,838	21,250
Escrow proceeds receivable	3,041	2,915
Real Estate Inventories - Note 7	1,675,106	1,404,639
Investment in unconsolidated joint ventures - Note 5	5,413	2,500
Goodwill — Note 8	66,902	60,887
Intangibles, net of accumulated amortization of $4,640 and $3,683 and as of December 31, 2015 and 2014, respectively — Note 9	6,700	7,657
Deferred income taxes, net valuation allowance of $0 and $1,626 at December 31, 2015 and 2014 respectively — Note 13	79,726	88,039
Other assets, net	21,017	18,562
Total assets	$1,923,450	$1,659,724
LIABILITIES AND EQUITY
Accounts payable	$75,881	$51,814
Accrued expenses	70,324	85,366
Notes payable — Note 10	175,181	39,235
Subordinated amortizing notes due December 1, 2017 — Note 10	14,066	20,717
5 3/4% Senior Notes due April 15, 2019 — Note 10	148,295	147,766
8 1/2% Senior Notes due November 15, 2020 — Note 10	422,896	422,889
7% Senior Notes due August 15, 2022 — Note 10	345,338	294,791
	1,251,981	1,062,578
Commitments and contingencies — Note 17
Equity:
William Lyon Homes stockholders’ equity — Note 15
Preferred stock, par value $0.01 per share; 10,000,000 authorized and no shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,363,879 and 28,073,438 shares issued, 27,657,435 and 27,487,257 shares outstanding at December 31, 2015 and 2014, respectively	284	281
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at December 31, 2015 and 2014, respectively	38	38
Additional paid-in capital	413,810	408,969
Retained earnings	217,963	160,627
Total William Lyon Homes stockholders’ equity	632,095	569,915
Noncontrolling interests — Note 4	39,374	27,231
Total equity	671,469	597,146
Total liabilities and equity	$1,923,450	$1,659,724
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)

	Year Ended December 31,
	2015	2014	2013
Operating revenue
Home sales	$1,078,928	$857,025	$521,310
Lots, land and other sales	2,500	1,926	18,692
Construction services — Note 1	25,124	37,728	32,533
	1,106,552	896,679	572,535
Operating costs
Cost of sales — homes	(878,995)	(677,531)	(405,496)
Cost of sales — lots, land and other	(1,729)	(1,529)	(14,692)
Construction services — Note 1	(21,181)	(30,700)	(25,598)
Sales and marketing	(61,539)	(45,903)	(26,102)
General and administrative	(59,161)	(54,626)	(40,770)
Transaction expenses	—	(5,832)	—
Amortization of intangible assets — Note 9	(957)	(1,814)	(1,854)
Other	(1,972)	(2,874)	(2,166)
	(1,025,534)	(820,809)	(516,678)
Operating income	81,018	75,870	55,857
Interest expense, net of amounts capitalized — Note 1	—	—	(2,602)
Equity in income of unconsolidated joint ventures	3,239	555	—
Other income, net	2,810	1,898	510
Income before reorganization items and (provision) benefit from income taxes	87,067	78,323	53,765
Reorganization items, net — Note 3	—	—	(464)
Income before (provision) benefit for income taxes	87,067	78,323	53,301
(Provision) benefit for income taxes — Note 13	(26,806)	(23,797)	82,302
Net income	60,261	54,526	135,603
Less: Net income attributable to noncontrolling interests	(2,925)	(9,901)	(6,471)
Net income attributable to William Lyon Homes	57,336	44,625	129,132
Preferred stock dividends	—	—	(1,528)
Net income available to common stockholders	$57,336	$44,625	$127,604
Income per common share:
Basic	$1.57	$1.41	$5.16
Diluted	$1.48	$1.34	$4.95
Weighted average common shares outstanding:
Basic	36,546,227	31,753,110	24,736,841
Diluted	38,767,556	33,236,343	25,796,197
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	William Lyon Homes Stockholders				Non- Controlling Interest	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount
Balance — January 1, 2013	14,558	$146	$74,168	$(11,602)	$9,407	$72,119
Net income	—	—	—	129,132	6,471	135,603
Cash contributions from members of consolidated entities	—	—	—	—	37,184	37,184
Cash distributions to members of consolidated entities	—	—	—	—	(30,447)	(30,447)
Conversion of redeemable preferred stock to Class A common stock	9,334	93	70,293	—	—	70,386
Issuance of common stock, net of offering costs	7,178	72	163,612	—	—	163,684
Issuance of restricted stock	366	3	(3)	—	—	—
Stock based compensation	—	—	3,793	—	—	3,793
Preferred stock dividends	—	—	—	(1,528)	—	(1,528)
Balance — December 31, 2013	31,436	314	311,863	116,002	22,615	450,794
Net income	—	—	—	44,625	9,901	54,526
Cash contributions from members of consolidated entities	—	—	—	—	22,041	22,041
Cash distributions to members of consolidated entities	—	—	—	—	(27,326)	(27,326)
Exercise of stock options	158	1	284	—	—	285
Offering costs related to secondary sale of common stock	—	—	(105)	—	—	(105)
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(99)	—	(1,774)	—	—	(1,774)
Stock based compensation	392	4	6,110	—	—	6,114
Excess income tax benefit from stock based awards	—	—	1,866	—	—	1,866
Issuance of TEUs net of offering costs	—	—	90,725	—	—	90,725
Balance - December 31, 2014	31,887	319	408,969	160,627	27,231	597,146
Net income	—	—	—	57,336	2,925	60,261
Cash contributions from members of consolidated entities	—	—	—	—	19,850	19,850
Cash distributions to members of consolidated entities	—	—	—	—	(10,632)	(10,632)
Exercise of stock options	48	—	106	—	—	106
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(88)	(1)	(1,831)	—	—	(1,832)
Stock based compensation	331	4	6,566	—	—	6,570
Balance - December 31, 2015	32,178	$322	$413,810	$217,963	$39,374	$671,469
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Operating activities:
Net income	$60,261	$54,526	$135,603
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,663	2,874	3,795
Stock based compensation expense	6,570	6,114	3,793
Equity in income of unconsolidated joint ventures	(3,239)	(555)	—
Distributions from unconsolidated joint ventures	1,075	353	—
Loss on sale of fixed asset	—	—	4
Net change in deferred income taxes	8,313	7,812	(95,580)
Net changes in operating assets and liabilities, net of impact of Acquisition of Polygon Northwest Homes:
Restricted cash	—	350	(1)
Receivables	6,663	(4,554)	(6,050)
Escrow proceeds receivable	(126)	1,465	—
Real estate inventories — owned	(264,868)	(277,997)	(234,127)
Real estate inventories — not owned	—	12,960	26,069
Other assets	758	(5,588)	1,069
Accounts payable	24,067	34,103	(1,636)
Accrued expenses	(15,045)	21,290	18,596
Liabilities from real estate inventories not owned	—	(12,960)	(26,069)
Net cash used in operating activities	(172,908)	(159,807)	(174,534)
Investing activities:
Investment in and advances to unconsolidated joint ventures	(1,000)	(500)	—
Cash paid for acquisitions, net	—	(492,418)	—
Purchases of property and equipment	(4,800)	(2,078)	(3,754)
Net cash used in investing activities	(5,800)	(494,996)	(3,754)

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Financing activities:
Proceeds from borrowings on notes payable	119,663	95,227	73,610
Principal payments on notes payable	(58,217)	(96,465)	(65,037)
Proceeds from issuance of 5 3/4% Senior Notes	—	150,000	—
Proceeds from issuance of 7% Senior Notes	51,000	300,000	—
Proceeds from issuance of bridge loan	—	120,000	—
Payments on bridge loan	—	(120,000)	—
Proceeds from borrowings on revolver	229,000	20,000	—
Payments on revolver	(164,000)	(20,000)	—
Issuance of TEUs - Purchase Contracts	—	94,284	—
Offering costs related to TEUs	—	(3,830)	—
Issuance of TEUs - Amortizing notes	—	20,717	—
Principal payments on subordinated amortizing notes	(6,651)	—	—
Proceeds from issuance of 8 1/2% Senior Notes	—	—	106,500
Proceeds from stock options exercised	106	285	—
Proceeds from issuance of common stock	—	—	179,438
Offering costs related to issuance of common stock	—	(105)	(15,753)
Purchase of common stock	(1,832)	(1,774)	—
Excess income tax benefit from stock based awards	—	1,866	—
Payment of deferred loan costs	(2,147)	(19,018)	(4,060)
Payment of preferred stock dividends	—	—	(2,550)
Cash contributions from members of consolidated entities	19,850	22,041	37,184
Cash distributions to members of consolidated entities	(10,632)	(27,326)	(30,447)
Net cash provided by financing activities	176,140	535,902	278,885
Net (decrease) increase in cash and cash equivalents	(2,568)	(118,901)	100,597
Cash and cash equivalents — beginning of period	52,771	171,672	71,075
Cash and cash equivalents — end of period	$50,203	$52,771	$171,672
Supplemental disclosures:
Cash paid for taxes	$24,955	$25,392	$9,300
Cash paid for professional fees relating to the reorganization	$—	$—	$464
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$—	$70,386
Notes payable issued in conjunction with land acquisitions	$—	$2,413	$16,238
Liabilities assumed as part of cash acquisition of Polygon Northwest Homes	$—	$4,574	$—

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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2015 and 2014 and revenues and expenses for the years ended December 31, 2015, 2014, and 2013. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, valuation of deferred tax assets, and the fair value of assets acquired and liabilities assumed in connection with acquisition accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves approximately one percent of the sales price of its homes, or a set amount per home closed depending on operating segment, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Warranty liability, beginning of period	$18,155	$14,935	$14,317
Warranty provision during period	7,423	9,601	5,641
Warranty payments during period	(8,555)	(7,409)	(5,676)
Warranty charges related to construction services projects	1,094	1,028	653
Warranty liability, end of period	$18,117	$18,155	$14,935
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 10, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Interest incurred	$76,221	$65,560	$31,875
Less: Interest capitalized	(76,221)	(65,560)	(29,273)
Interest expense, net of amounts capitalized	$—	$—	$2,602
Cash paid for interest	$72,254	$46,779	$29,769
Construction Services
The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into construction management agreements to build, sell and market homes in certain communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. For the years ended December 31, 2015, 2014 and 2013, the Company recorded additional compensation of $1.9 million, $3.9 million and $4.2 million, respectively.
Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash investments, receivables, escrow proceeds receivable, our indebtedness, and deposits. The Company typically places its cash investments in investment grade short-term instruments. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers. The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in more detail in Note 17.
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2015 and 2014. The Company monitors the cash balances in its operating accounts; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain other contractual arrangements in the normal course of business.
Goodwill
In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill is tested for impairment on an annual basis, or more frequently if events or circumstances indicate that goodwill may be impaired. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the fair value. The Company has determined that we have six reporting segments, as discussed in Note 6, and will perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes
Income taxes are accounted for under the provisions of Financial Accounting Standards Board ASC 740, Income Taxes, using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance would be provided to reduce net deferred tax assets if it were determined that it is more likely than not to be realized. ASC 740 prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered “more-likely-than-not” to be sustained upon examination by taxing authorities. In addition, the Company has elected to recognize interest and penalties related to uncertain tax positions in the income tax provision.
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

The Company has elected to early adopt this standard, and has applied its provisions retrospectively. As a result, as of December 31, 2015, approximately $1.7 million, $6.0 million, and $5.6 million of unamortized deferred loan costs are presented as a direct reduction of the 5 3/4% Senior Notes due April 15, 2019, the 8 1/2% Senior Notes due November 15, 2020, and the 7% Senior Notes due August 15, 2022, respectively, and approximately $1.4 million of unamortized deferred loan costs related to the Company's revolving line of credit is included in other assets, net, in the accompanying consolidated balance sheet. Further, as of December 31, 2014, approximately $2.2 million, $7.3 million, and $5.2 million of unamortized deferred loan costs are presented as a direct reduction of the 5 3/4% Senior Notes due April 15, 2019, the 8 1/2% Senior Notes due November 15, 2020, and the 7% Senior Notes due August 15, 2022, respectively, and approximately $1.3 million of unamortized deferred loan costs related to the Company's revolving line of credit is included in other assets, net. See Note 10.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments." The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has elected to early adopt this standard. See Note 2 for a description of the measurement period adjustment recorded during the year ended December 31, 2015.
Reclassifications
Certain balances on the financial statements and certain amounts presented in the notes have been reclassified in order to conform to current year presentation.
Note 2—Acquisition of Polygon Northwest Homes

On August 12, 2014 ("Acquisition date"), the Company completed its acquisition of the residential homebuilding business of PNW Home Builders, L.L.C. (“PNW Parent”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated June 22, 2014 among William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent ("California Lyon"), PNW Parent, PNW Home Builders North, L.L.C., PNW Home Builders South, L.L.C. and Crescent Ventures, L.L.C. Prior to such completion, California Lyon assigned its interests in the Purchase Agreement to Polygon WLH LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of California Lyon (“Polygon WLH”). Pursuant to the Purchase Agreement, Polygon WLH acquired, for cash, all of the membership interests of the underlying limited liability companies and certain service companies and other assets that comprised the residential homebuilding operations of PNW Parent (such operations being referred herein as "Polygon Northwest Homes") and which conducts business as Polygon Northwest Company (“Polygon”), for an aggregate cash purchase price of $520.0 million, an additional approximately $28.0 million at closing pursuant to initial working capital adjustments, plus an additional $4.3 million of consideration in accordance with the terms of the Purchase Agreement (the “Polygon Acquisition”). The acquired entities now operate as two new segments of the Company under the Polygon name, one in Washington, with a core market of Seattle, and the other in Oregon, with a core market of Portland.
The Company financed the Polygon Acquisition with a combination of proceeds as follows: (i) $300 million in aggregate principal amount of 7.00% senior notes due 2022, (ii) approximately $100 million of aggregate proceeds from several separate land banking arrangements for land parcels located in California, Washington and Oregon, (iii) $120 million of borrowings under a new one-year senior unsecured loan facility, which was repaid during the fourth quarter of 2014 with proceeds from the Company's Tangible Equity Unit offering (see Notes 10 and 15), and (iv) cash on hand.
As a result of the Polygon Acquisition, the entities comprising the business of Polygon Northwest Homes became wholly-owned direct or indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the Acquisition date.
The Acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities of Polygon Northwest Homes at their estimated fair values, with the excess allocated to Goodwill, as shown below. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $52.7 million of goodwill resulting from the Acquisition will be tax deductible. Goodwill will be allocated to the Washington and Oregon operating segments (see Note 8). A reconciliation of the consideration transferred as of the acquisition date is as follows:

Purchase consideration	$552,252
Net proceeds received from Polygon inventory involved in land banking transactions	(59,834)
$492,418

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company completed its final estimate of the fair value of the net assets of Polygon Northwest Homes during August 2015. During the year ended December 31, 2015, the Company recorded a measurement period adjustment based upon information that was received subsequent to the acquisition date that related to conditions that existed as of that date. The net effect of this adjustment was to reduce the value of Real estate inventories by $6.0 million, with a corresponding increase to Goodwill. As the Company elected to early adopt ASU 2015-16 (see Note 1) this adjustment was recorded during the year ended December 31, 2015. An adjustment to reduce Cost of sales - homes was recorded during the year ended December 31, 2015 for $0.3 million to account for homes affected by this measurement period adjustment that had been delivered subsequent to the acquisition date. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

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
The Company recorded $5.8 million in acquisition related costs for the year ended December 31, 2014, which is included in the Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805. There were no acquisition related costs incurred during the year ended December 31, 2015
Supplemental Unaudited Pro Forma Information
The following table presents unaudited pro forma amounts for the years ended December 31, 2014 and 2013 as if the Polygon Acquisition had been completed as of January 1, 2013 (amounts in thousands, except per share data):

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

Note 3—Reorganization Items
On December 19, 2011, Parent and certain of its direct and indirect wholly-owned subsidiaries filed voluntary petitions, under chapter 11 of Title 11 of the United States Code, as amended, in the United States Bankruptcy Court for the District of Delaware to seek approval of the Prepackaged Joint Plan of Reorganization of the Company and certain of its subsidiaries. The Chapter 11 Petitions were jointly administered under the caption In re William Lyon Homes, et al., Case No. 11-14019 (the “Chapter 11 Cases”). The sole purpose of the Chapter 11 Cases was to restructure the Company’s debt obligations and strengthen its balance sheet. On February 10, 2012, the Bankruptcy Court confirmed the Plan.
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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Cancellation of debt	$—	$—	$—
Plan implementation and fresh start valuation adjustments	—	—	—
Professional fees	—	—	(464)
Write-off of old notes deferred loan costs	—	—	—
Total reorganization items, net	$—	$—	$(464)

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.
Joint Ventures
As of December 31, 2015 and 2014, the Company had eight and six joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
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
During the years ended December 31, 2015 and 2014, the Company formed three and three joint ventures, respectively, for the purpose of land development and homebuilding activities. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, as based on the division of income and loss per the joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of December 31, 2015 and December 31, 2014.
As of December 31, 2015, the assets of the consolidated VIEs totaled $155.0 million, of which $2.8 million was cash and $148.6 million was real estate inventories. The liabilities of the consolidated VIEs totaled $97.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2014, the assets of the consolidated VIEs totaled $88.1 million, of which $3.3 million was cash and $81.3 million was real estate inventories. The liabilities of the consolidated VIEs totaled $45.0 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 5—Investments in Unconsolidated Joint Ventures

The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues	$12,314	$2,015	$—
Cost of sales	(5,842)	(906)	—
Income of unconsolidated joint ventures	$6,472	$1,109	$—

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the years ended December 31, 2015, and 2014, the Company recorded income of $3.2 million and $0.6 million, respectively, from its unconsolidated joint ventures. This income was primarily

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods. The Company did not record any income during the year ended December 31, 2013.

During the years ended December 31, 2015 and 2014, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint ventures were determined to be impaired. During the year ended December 31, 2013, the Company did not have any investment in unconsolidated joint ventures.

The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	December 31,
	2015	2014
Assets
Cash	$6,340	$765
Loans held for sale	29,312	—
Accounts receivable	309	71
Other assets	390	29
Total Assets	$36,351	$865

Liabilities and Equity
Accounts payable	$651	$404
Accrued expenses	774	161
Credit lines payable	27,350	—
Other liabilities	515	—
Members equity	7,061	300
Total Liabilities and Equity	$36,351	$865

Note 6—Segment Information
The Company operates one principal homebuilding business. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Co-Chief Executive Officer and Co-Chief Executive Officer, President have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. As a result of the Acquisition of Polygon Northwest Homes during the year ended December 31, 2014, the Company reorganized its business into six reporting segments during the year ended December 31, 2014, from the existing five segments at December 31, 2013. Southern California and Northern California were aggregated, and the newly acquired Washington and Oregon segments were established. As such, in accordance with the aggregation criteria defined by FASB ASC Topic 280, Segment Reporting (“ASC 280”), the Company’s homebuilding operating segments have been grouped into six reportable segments:
California, consisting of operating divisions in i) Southern California, consisting of operations in Orange, Los Angeles, Riverside and San Bernardino counties; ii) Northern California, consisting of operations in Alameda, Contra Costa, San Joaquin, and Santa Clara counties.
Arizona, consisting of operations in the Phoenix, Arizona metropolitan area.
Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area.
Colorado, consisting of operations in the Denver, Colorado metropolitan area.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Operating revenue:
California (1)	$404,434	$536,908	$295,022
Arizona	69,510	59,195	129,089
Nevada	130,845	121,815	78,148
Colorado	107,014	46,460	70,276
Washington	181,258	65,886	—
Oregon	213,491	66,415	—
Total operating revenue	$1,106,552	$896,679	$572,535

(1) Operating revenue in the California segment includes construction services revenue.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Income before (provision) benefit for income taxes:
California	$46,752	$84,379	$50,052
Arizona	5,743	6,112	17,861
Nevada	13,022	9,925	9,180
Colorado	3,291	(271)	736
Washington	18,652	6,483	—
Oregon	24,787	5,498	—
Corporate	(25,180)	(33,803)	(24,528)
Income before (provision) benefit from income taxes	$87,067	$78,323	$53,301

	December 31,	December 31,
	2015	2014
Total assets:
California	$721,066	$572,900
Arizona	197,828	179,529
Nevada	183,019	135,358
Colorado	118,307	131,085
Washington	249,615	281,456
Oregon	228,183	200,761
Corporate (1)	225,432	158,635
Total assets	$1,923,450	$1,659,724

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred income taxes, and other assets.
Note 7—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	December 31,
	2015	2014
Real estate inventories:
Land deposits	$61,514	$65,873
Land and land under development	1,013,650	1,057,860
Homes completed and under construction	495,966	225,496
Model homes	103,976	55,410
Total	$1,675,106	$1,404,639
The Company accounts for its real estate inventories under ASC 360, which requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets.

During the years ended December 31, 2015, 2014, and 2013, the Company did not record any impairments to the value of its real estate inventories.
Note 8—Goodwill
As of December 31, 2015 and 2014, the Company had Goodwill of $66.9 million and $60.9 million, respectively. $14.2 million at December 31, 2015 and 2014, respectively represents the excess of enterprise value upon emergence from bankruptcy over the fair value of net tangible and identifiable intangible assets as of February 24, 2012. During the year ended December 31, 2014, the Company recorded $52.7 million of Goodwill in relation to the acquisition of Polygon Northwest Homes. During the year ended December 31, 2015, the Company recorded a measurement period adjustment based upon information that was received subsequent to the acquisition date that related to conditions that existed as of that date. This adjustment increased the value of Goodwill by $6.0 million. Refer to Note 2 for further details relating to the acquisition of Polygon Northwest Homes.
Goodwill by operating segment as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31,
	2015	2014
California	$6,801	$6,801
Arizona	5,951	5,951
Nevada	1,457	1,457
Washington	31,200	26,485
Oregon	21,493	20,193
Total goodwill	$66,902	$60,887
Note 9—Intangibles
The carrying value and accumulated amortization of intangible assets at December 31, 2015 and December 31, 2014, by major intangible asset category, is as follows (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015			December 31, 2014
	Carrying Value	Accumulated Amortization	Net Carrying Amount	Carrying Value	Accumulated Amortization	Net Carrying Amount
Construction management contracts	$4,640	$(4,640)	$—	$4,640	$(3,683)	$957
Brand Name - Polygon Northwest Homes	$6,700	$—	$6,700	$6,700	$—	$6,700
Total intangibles	$11,340	$(4,640)	$6,700	$11,340	$(3,683)	$7,657
During the year ended December 31, 2014, the Company recorded an indefinite lived intangible asset relating to the Polygon Northwest Homes brand name. See Note 2 for further information. The Company evaluates indefinite lived intangible assets at least annually, or more frequently if events or circumstances exist that may indicate that the asset is impaired or that its life is finite.
Amortization expense related to intangible assets for the years ended December 31, 2015, 2014, and 2013 was $1.0 million, $1.8 million, and $1.9 million, respectively. As of December 31, 2015, the Company has fully amortized the value of all of the intangible assets it held with finite lives.
Note 10—Senior Notes, Secured, and Subordinated Indebtedness
The Company's senior notes, secured, and subordinated indebtedness consists of the following (in thousands):

	December 31,
	2015	2014
Notes payable
Revolving line of credit	$65,000	$—
Construction notes payable	110,181	38,688
Seller financing	—	547
Total notes payable	$175,181	$39,235

Subordinated amortizing notes	14,066	20,717

Senior notes
5 3/4% Senior Notes due April 15, 2019	148,295	147,766
8 1/2% Senior Notes due November 15, 2020	422,896	422,889
7% Senior Notes due August 15, 2022	345,338	294,791

Total Debt	$1,105,776	$925,398
The maturities of the Company's Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 8 1/2% Senior Notes, and 7% Senior Notes are as follows as of December 31, 2015 (in thousands):

Year Ended December 31,
2016	$15,378
2017	160,607
2018	13,262
2019	150,000
2020	425,000
Thereafter	350,000
$1,114,247

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities above exclude premium on the 8 1/2% and 7% Senior Notes in aggregate of $4,887, and deferred loan costs on the 5 3/4%, 8 1/2%, and 7% Senior Notes in aggregate of $13,358 as of December 31, 2015.

Notes Payable
Revolving Lines of Credit
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
The Amended Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of December 31, 2015.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s direct and indirect wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of December 31, 2015, the Company had $65 million outstanding against the Amended Facility at an effective rate of 3.32%, as well as a letter of credit for $8.6 million. As of December 31, 2014, the Company had no amounts outstanding under the Amended Facility, with the exception of a letter of credit for $4.0 million.
Construction Notes Payable

Certain of the Company's consolidated joint ventures, as well as California Lyon, have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, total availability under each facility outstanding, maturity date and interest rate are listed in the table below as of December 31, 2015 (in millions):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
November, 2015	$42.5	$15.0	November, 2017	4.50%	(1)
August, 2015	14.2	2.8	August, 2017	4.50%	(1)
August, 2015	37.5	13.2	August, 2017	4.50%	(1)
July, 2015	22.5	13.3	July, 2018	4.00%	(2)
April, 2015	18.5	10.6	October, 2017	4.00%	(2)
November, 2014	24.0	19.1	November, 2017	4.00%	(2)
November, 2014	22.0	20.8	November, 2017	4.00%	(2)
March, 2014	26.0	15.0	October, 2016	3.42%	(1)
December, 2013	18.6	0.4	January, 2016	4.50%	(1)
	$225.8	$110.2
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at the prime rate +0.5%
Seller Financing
At December 31, 2014, the Company had $0.5 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note had a balance of $0.4 million as of December 31, 2014, and bore interest at 7% per annum, was secured by the underlying land, and matured in May 2015. The second land acquisition note bore interest at 4% per annum, had a balance of $0.1 million as of December 31, 2014 and matured in January 2015.

Subordinated Amortizing Notes
On November 21, 2014, in order to pay down amounts borrowed under the one-year senior unsecured facility entered into in conjunction with the acquisition of Polygon, the Company completed its public offering and sale of 1,000,000 6.50% tangible equity units (“TEUs”, or "Units"), sold for a stated amount of $100 per Unit, featuring a 17.5% conversion premium.  On December 3, 2014, the Company sold an additional 150,000 TEUs pursuant to an over-allotment option granted to the underwriters. Each TEU is a unit composed of two parts:

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of December 31, 2015 and 2014, the amortizing notes had an unamortized carrying value of $14.1 million and $20.7 million, respectively.

5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its private placement with registration rights of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate principal amount. In August 2014, the Company exchanged 100% of the 5.75% Notes for notes that are freely transferable and registered under the Securities Act of 1933, as amended (the "Securities Act").
As of December 31, 2015, the outstanding principal amount of the 5.75% Notes was $150 million, excluding deferred loan costs of $1.7 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

8 1/2% Senior Notes Due 2020
On November 8, 2012, William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Company (“California Lyon”) completed its private placement with registration rights of 8.5% Senior Notes due 2020 (the "initial 8.5% Notes"), in an aggregate principal amount of $325 million. The initial 8.5% Notes were issued at 100% of their aggregate principal amount. The Company used the net proceeds from the sale of the initial 8.5% Notes, together with cash on hand, to refinance the Company’s (i) $235 million 10.25% Senior Secured Term Loan due 2015, (ii) approximately $76 million in aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, (iii) approximately $11 million in principal amount of project related debt, and (iv) to pay accrued and unpaid interest thereon. In July 2013, the Company exchanged 100% of the initial 8.5% Notes for notes that are freely transferable and registered under the Securities Act.
On October 24, 2013, California Lyon completed its private placement with registration rights of an additional $100.0 million in aggregate principal amount of its 8.5% Senior Notes due 2020 (the “additional 8.5% Notes”, and together with the initial 8.5% Notes, the "8.5% Notes") at an issue price of 106.5% of their aggregate principal amount, plus accrued interest from and including May 15, 2013, in a private placement, resulting in net proceeds of approximately $104.7 million. In February 2014, the Company exchanged 100% of the additional 8.5% Notes for notes that are freely transferable and registered under the Securities Act.
As of December 31, 2015 , the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $3.9 million and deferred loan costs of $6.0 million. The 8.5% Notes bear interest at an annual rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon's and the guarantors'

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing and future unsecured senior debt, including California Lyon's 5.75% Notes, as described above, and 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
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
Prior to November 15, 2016 the 8.5% Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest to, the redemption date.
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

7% Senior Notes Due 2022
On August 11, 2014, WLH PNW Finance Corp. (“Escrow Issuer”), completed its private placement with registration rights of 7.00% Senior Notes due 2022 (the “initial 7.00% Notes”), in an aggregate principal amount of $300 million. The initial 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the Acquisition, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under initial 7.00% Notes and the related indenture by operation of law (the “Escrow Merger”). Following the Escrow Merger, California Lyon is the obligor under the initial 7.00% Notes. In January 2015, the Company exchanged 100% of the initial 7.00% Notes for notes that are freely transferable and registered under the Securities Act.
On September 15, 2015, California Lyon completed its private placement with registration rights of an additional $50.0 million in aggregate principal amount of its 7.00% Senior Notes due 2022 (the "additional 7.00% Notes", and together with the initial 7.00% Notes, the "7.00 Notes"), at an issue price of 102.0% of their principal amount, plus accrued interest from August 15, 2015, resulting in net proceeds of approximately $50.5 million. In January 2016, the Company exchanged 100% of the additional 7.00% Notes for notes that are freely transferable and registered under the Securities Act.
As of December 31, 2015, the outstanding amount of the notes was $350 million, excluding unamortized premium of $1.0 million and deferred loan costs of $5.6 million. The notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2015.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of December 31, 2015 and 2014; consolidating statements of operations and cash flows for the years ended December 31, 2015, 2014 and 2013, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
William Lyon Homes owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2015 and 2014, and for the years ended December 31, 2015 2014, and 2013.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$44,331	$2,724	$3,148	$—	$50,203
Restricted cash	—	504	—	—	—	504
Receivables	—	8,986	937	4,915	—	14,838
Escrow proceeds receivable	—	2,020	1,021	—	—	3,041
Real estate inventories	—	922,990	589,762	162,354	—	1,675,106
Invest in unconsolidated joint ventures	—	5,263	150	—		5,413
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	79,726	—	—	—	79,726
Other assets	—	18,981	1,737	299	—	21,017
Investments in subsidiaries	632,095	(34,522)	(561,546)	—	(36,027)	—
Intercompany receivables	—	—	239,248	—	(239,248)	—
Total assets	$632,095	$1,062,488	$333,426	$170,716	$(275,275)	$1,923,450
LIABILITIES AND EQUITY
Accounts payable	$—	$45,065	$27,807	$3,009	$—	$75,881
Accrued expenses	—	62,167	8,059	98	—	70,324
Notes payable	—	80,915	—	94,266	—	175,181
Subordinated Amortizing Notes	—	14,066	—	—		14,066
5 3/4% Senior Notes	—	148,295	—	—		148,295
8 1/2% Senior Notes	—	422,896	—	—	—	422,896
7% Senior Notes	—	345,338	—	—		345,338
Intercompany payables	—	170,757	—	68,491	(239,248)	—
Total liabilities	—	1,289,499	35,866	165,864	(239,248)	1,251,981
Equity
William Lyon Homes stockholders’ equity	632,095	(227,011)	297,560	(34,522)	(36,027)	632,095
Noncontrolling interests	—	—	—	39,374	—	39,374
Total liabilities and equity	$632,095	$1,062,488	$333,426	$170,716	$(275,275)	$1,923,450

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$48,462	$573	$3,736	$—	$52,771
Restricted cash	—	504	—	—	—	504
Receivables	—	16,783	878	3,589	—	21,250
Escrow proceeds receivable	—	613	2,302	—	—	2,915
Real estate inventories	—	755,748	554,170	94,721	—	1,404,639
Investment in unconsolidated joint ventures	—	2,350	150	—	—	2,500
Goodwill	—	14,209	46,678	—	—	60,887
Intangibles, net	—	957	6,700	—	—	7,657
Deferred income taxes, net	—	88,039	—	—	—	88,039
Other assets	—	16,178	2,026	358	—	18,562
Investments in subsidiaries	569,915	(35,961)	(574,129)	—	40,175	—
Intercompany receivables	—	—	232,895	—	(232,895)	—
Total assets	$569,915	$907,882	$272,243	$102,404	$(192,720)	$1,659,724
LIABILITIES AND EQUITY
Accounts payable	$—	$28,792	$19,023	$3,999	$—	$51,814
Accrued expenses	—	76,664	8,610	92	—	85,366
Notes payable	—	384	162	38,689	—	39,235
Subordinated Amortizing Notes	—	20,717	—	—		20,717
5 3/4% Senior Notes	—	147,766	—	—		147,766
8 1/2% Senior Notes	—	422,889	—	—	—	422,889
7% Senior Notes	—	294,791	—	—		294,791
Intercompany payables	—	164,541	—	68,354	(232,895)	—
Total liabilities	—	1,156,544	27,795	111,134	(232,895)	1,062,578
Equity
William Lyon Homes stockholders’ equity	569,915	(248,662)	244,448	(35,961)	40,175	569,915
Noncontrolling interests	—	—	—	27,231	—	27,231
Total liabilities and equity	$569,915	$907,882	$272,243	$102,404	$(192,720)	$1,659,724

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$462,490	$568,774	$50,164	$—	$1,081,428
Construction services	—	25,124	—	—	—	25,124
Management fees	—	(1,506)	—	—	1,506	—
	—	486,108	568,774	50,164	1,506	1,106,552
Operating costs
Cost of sales	—	(360,522)	(475,043)	(43,653)	(1,506)	(880,724)
Construction services	—	(21,181)	—	—	—	(21,181)
Sales and marketing	—	(26,626)	(31,231)	(3,682)	—	(61,539)
General and administrative	—	(47,385)	(11,776)	—	—	(59,161)
Amortization of intangible assets	—	(957)	—	—	—	(957)
Other	—	(3,477)	1,505	—	—	(1,972)
	—	(460,148)	(516,545)	(47,335)	(1,506)	(1,025,534)
Income (loss) from subsidiaries	57,336	(2,395)	—	—	(54,941)	—
Operating income	57,336	23,565	52,229	2,829	(54,941)	81,018
Equity in income of unconsolidated joint ventures	—	1,912	1,327	—	—	3,239
Other income (expense), net	—	7,140	4,793	(9,123)	—	2,810
Income (loss) before provision for income taxes	57,336	32,617	58,349	(6,294)	(54,941)	87,067
Provision for income taxes	—	(26,806)	—	—	—	(26,806)
Net income (loss)	57,336	5,811	58,349	(6,294)	(54,941)	60,261
Less: Net income attributable to noncontrolling interests	—	—	—	(2,925)	—	(2,925)
Net income (loss) available to common stockholders	$57,336	$5,811	$58,349	$(9,219)	$(54,941)	$57,336

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$524,990	$236,245	$97,716	$—	$858,951
Construction services	—	37,728	—	—	—	37,728
Management fees	—	(2,926)	—	—	2,926	—
	—	559,792	236,245	97,716	2,926	896,679
Operating costs
Cost of sales	—	(400,712)	(196,773)	(78,649)	(2,926)	(679,060)
Construction services	—	(30,700)	—	—	—	(30,700)
Sales and marketing	—	(27,418)	(14,186)	(4,299)	—	(45,903)
General and administrative	—	(47,353)	(7,271)	(2)	—	(54,626)
Transaction expenses	—	(5,832)	—	—	—	(5,832)
Amortization of intangible assets	—	(1,814)	—	—	—	(1,814)
Other	—	(3,685)	825	(14)	—	(2,874)
	—	(517,514)	(217,405)	(82,964)	(2,926)	(820,809)
Income from subsidiaries	44,625	11,575	—	—	(56,200)	—
Operating income	44,625	53,853	18,840	14,752	(56,200)	75,870
Income from unconsolidated joint ventures	—	—	555	—	—	555
Other income (expense), net	—	2,883	(23)	(962)	—	1,898
Income before provision for income taxes	44,625	56,736	19,372	13,790	(56,200)	78,323
Provision for income taxes	—	(23,797)	—	—	—	(23,797)
Net income	44,625	32,939	19,372	13,790	(56,200)	54,526
Less: Net income attributable to noncontrolling interests	—	—	—	(9,901)	—	(9,901)
Net income available to common stockholders	$44,625	$32,939	$19,372	$3,889	$(56,200)	$44,625

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(4,844)	$(123,099)	$26,398	$(76,207)	$4,844	$(172,908)
Investing activities
Investment in and advances to joint ventures	—	(1,000)	—	—	—	(1,000)
Purchases of property and equipment	—	(4,918)	89	29	—	(4,800)
Investments in subsidiaries	—	(3,833)	(12,584)	—	16,417	—
Net cash (used in) provided by investing activities	—	(9,751)	(12,495)	29	16,417	(5,800)
Financing activities
Proceeds from borrowings on notes payable	—	34,955	—	84,708	—	119,663
Principal payments on notes payable	—	(28,924)	(162)	(29,131)	—	(58,217)
Proceeds from issurance of 7 % Senior Notes	—	51,000	—	—	—	51,000
Proceeds from borrowings on revolver	—	229,000	—	—	—	229,000
Payments on revolver	—	(164,000)	—	—	—	(164,000)
Principle payments on Subordinated amortizing notes	—	(6,651)	—	—	—	(6,651)
Proceeds from stock options exercised	—	106	—	—	—	106
Purchase of common stock	—	(1,832)	—	—	—	(1,832)
Payments of deferred loan costs		(2,147)		—	—	(2,147)
Noncontrolling interest contributions	—	—	—	19,850	—	19,850
Noncontrolling interest distributions	—	—	—	(10,632)	—	(10,632)
Advances to affiliates	—	—	(5,237)	10,658	(5,421)	—
Intercompany receivables/payables	4,844	17,212	(6,353)	137	(15,840)	—
Net cash provided by (used in) by financing activities	4,844	128,719	(11,752)	75,590	(21,261)	176,140
Net (decrease) increase in cash and cash equivalents	—	(4,131)	2,151	(588)	—	(2,568)
Cash and cash equivalents at beginning of period	—	48,462	573	3,736	—	52,771
Cash and cash equivalents at end of period	$—	$44,331	$2,724	$3,148	$—	$50,203

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(97,110)	$369,750	$(510,453)	$(19,104)	$97,110	$(159,807)
Investing activities
Investment in and advances to joint ventures	—	—	(500)	—	—	(500)
Cash paid for acquisitions, net	—	(439,040)	(53,378)	—	—	(492,418)
Purchases of property and equipment	—	(1,826)	(267)	15	—	(2,078)
Investments in subsidiaries	—	57,515	574,125	—	(631,640)	—
Net cash (used in) provided by investing activities	—	(383,351)	519,980	15	(631,640)	(494,996)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	95,227	—	95,227
Principal payments on notes payable	—	(11,898)	(4,012)	(80,555)	—	(96,465)
Proceeds from issuance of 5 3/4% Senior Notes	—	150,000	—	—	—	150,000
Proceeds from issurance of 7 % Senior Notes	—	300,000	—	—	—	300,000
Proceeds from issuance of bridge loan	—	120,000	—	—	—	120,000
Payments on bridge loan	—	(120,000)	—	—	—	(120,000)
Proceeds from borrowings on revolver	—	20,000	—	—	—	20,000
Payments on revolver	—	(20,000)	—	—	—	(20,000)
Issuance of TEUs - Purchase Contracts, net of offering costs	—	94,284	—	—	—	94,284
Offering costs related to issuance of TEUs	—	(3,830)	—	—	—	(3,830)
Issuance of TEUs - Subordinated amortizing notes	—	20,717	—	—	—	20,717
Proceeds from stock options exercised	—	285	—	—	—	285
Offering costs related to issuance of common stock	—	(105)	—	—	—	(105)
Purchase of common stock	—	(1,774)	—	—	—	(1,774)
Excess income tax benefit from stock based awards	—	1,866	—	—	—	1,866
Payments of deferred loan costs		(19,018)		—	—	(19,018)
Noncontrolling interest contributions	—	—	—	22,041	—	22,041
Noncontrolling interest distributions	—	—	—	(27,326)	—	(27,326)
Advances to affiliates	—	—	(99)	(49,825)	49,924	—
Intercompany receivables/payables	97,110	(634,980)	(4,871)	58,135	484,606	—
Net cash provided by (used in) financing activities	97,110	(104,453)	(8,982)	17,697	534,530	535,902
Net (decrease) increase in cash and cash equivalents	—	(118,054)	545	(1,392)	—	(118,901)
Cash and cash equivalents at beginning of period	—	166,516	28	5,128	—	171,672
Cash and cash equivalents at end of period	$—	$48,462	$573	$3,736	$—	$52,771

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$—	$(164,848)	$15,759	$(25,445)	$—	$(174,534)
Investing activities
Purchases of property and equipment	—	(3,651)	(104)	1	—	(3,754)
Investments in subsidiaries	—	35,574	—	—	(35,574)	—
Net cash provided by (used in) investing activities	—	31,923	(104)	1	(35,574)	(3,754)
Financing activities
Proceeds from borrowings on notes payable	—	18,969	1,762	52,879	—	73,610
Principal payments on notes payable	—	(30,735)	—	(34,302)	—	(65,037)
Proceeds from issurance of 8 1/2% Senior Notes	—	106,500	—	—	—	106,500
Proceeds from issuance of common stock	—	179,438	—	—	—	179,438
Offering costs related to issuance of common stock	—	(15,753)	—	—	—	(15,753)
Payment of deferred loan costs	—	(4,060)	—	—	—	(4,060)
Payment of preferred stock dividends	—	(2,550)	—	—	—	(2,550)
Noncontrolling interest contributions	—	—	—	37,184	—	37,184
Noncontrolling interest distributions	—	—	—	(30,447)	—	(30,447)
Advances to affiliates	—	—	362	(17,914)	17,552	—
Intercompany receivables/payables	—	(21,744)	(17,816)	21,538	18,022	—
Net cash provided by (used in) financing activities	—	230,065	(15,692)	28,938	35,574	278,885
Net increase (decrease) in cash and cash equivalents	—	97,140	(37)	3,494	—	100,597
Cash and cash equivalents at beginning of period	—	69,376	65	1,634	—	71,075
Cash and cash equivalents at end of period	$—	$166,516	$28	$5,128	$—	$171,672

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, (“ASC 820”) the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2015 and 2014, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$175,181	$175,181	$39,235	$39,235
Subordinated amortizing notes	14,066	12,122	20,717	20,717
5 3/4% Senior Notes due 2019	148,295	147,750	147,766	149,250
8 1/2% Senior Notes due 2020	422,896	449,438	422,889	462,410
7% Senior Notes due 2022	345,338	350,875	294,791	300,750
ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company utilized Level 3 inputs to determine the fair value of its Notes Payable, and Level 2 inputs to measure the fair value of its Senior Notes and Subordinated amortizing notes. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Related Party Transactions

In October 2015, the Company acquired certain lots within the master planned community of Lake Las Vegas in Nevada for a cash purchase price of approximately $7.3 million, from an entity managed by an affiliate of Paulson & Co., Inc. (“Paulson”), a significant shareholder of the Company.  The Company believes that the transaction was on terms no less favorable than it would have agreed to with unrelated parties.

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
On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft. The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft. As part of the Company’s fresh start accounting, the note was adjusted to its fair value of $5.2 million. The discount on the fresh start adjustment is amortized over the remaining life of the note. The note requires semiannual interest payments to California Lyon of approximately $132,000. The note is due in September 2016, at which time the Company expects full payment. As of December 31, 2015 and 2014, the amortized balance of the note was $6.0 million and $5.8 million, respectively.
Note 13—Income Taxes
Since inception, the Company has operated solely within the United States.

The following summarizes the (provision) benefit from income taxes (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2015	2014	2013
Current
Federal	$(15,296)	$(13,284)	$(12,156)
State	(3,350)	(2,691)	(1,132)
Deferred
Federal	(5,259)	(4,748)	74,000
State	(2,901)	(3,074)	21,590
	$(26,806)	$(23,797)	$82,302
Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2015	2014	2013
(Provision) benefit for federal income taxes at the statutory rate	$(30,473)	$(27,413)	$(18,656)
Increases/(decreases) in tax resulting from:
Provision for state income taxes, net of federal income tax benefits	(4,063)	(3,784)	13,297
Change in valuation allowance	1,626	1,629	153,526
Domestic production activities deduction	2,087	1,228	618
Nondeductible items-other	(52)	(84)	(105)
Non-controlling interests	1,024	3,465	2,265
Change in RBIL estimate	1,771	—	—
Cancellation of indebtedness attribute reduction	—	(4)	(70,993)
Tax credits	1,272	316	—
Other, net	2	850	2,350
	$(26,806)	$(23,797)	$82,302

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Impairment and other reserves	$58,991	$65,063
Compensation deductible for tax purposes when paid	9,124	9,130
Goodwill and other intangibles	129	2,582
AMT credit carryover	1,384	1,384
Unused recognized built-in loss	19,053	27,645
Net operating loss	4,430	1,776
Valuation allowance	—	(1,626)
Other	1,378	1,556
	94,489	107,510
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(3,537)	(2,974)
Effect of book/tax differences for capitalized interest/general and administrative	(14,566)	(13,203)
Fixed assets and intangibles	(755)	(2,104)
Other	4,095	(1,190)
	(14,763)	(19,471)
Total deferred tax assets, net	$79,726	$88,039

The Company’s effective income tax rate was 30.8%, and 30.4% for the twelve months ended December 31, 2015 and 2014, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests, related party loss recapture, domestic production activities deduction, state income taxes, and release of valuation allowance.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the generation of future taxable income during the periods in which those temporary differences become deductible.The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2015 the Company had no valuation allowance recorded. During the year ended December 31, 2013, the Company recognized a $95.6 million income tax benefit that resulted from the reversal of all but $4.0 million of our deferred tax asset valuation allowance. The Company concluded this reversal was appropriate after determining that it was more likely than not that we would be able to realize the full amount of this income tax benefit as management believes the Company will generate sufficient taxable income to realize these deferred tax assets.
The Company's analysis demonstrated that even under the stress tested forecasts of future results which considered the potential impact of the negative evidence noted above, the Company would continue to generate sufficient taxable income in future periods to realize the majority of its deferred tax assets. This fact, coupled with other positive evidence described above, significantly outweighed the negative evidence and based on this analysis management concluded, in accordance with ASC 740, that it was more likely than not that the majority of its deferred tax assets as of December 31, 2013 would be realized.    At December 31, 2015, the Company had $2.1 million remaining federal net operating loss carryforwards and $68.7 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2015. In addition, as of December 31, 2015, the Company had unused federal and state built-in losses of $53.2 million and $28.1 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire at the end of 2032. The Company had AMT credit carryovers of $1.4 million at December 31, 2015, which had an indefinite life.
ASC 740 prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of December 31, 2015 and 2014, the Company had no significant uncertain tax positions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to the Company’s net operating losses incurred, the Company is subject to U.S. federal and state income tax examinations by for years subsequent to 2010 and 2007 respectively.  The Company does not have any tax examinations currently in progress.

Note 14—Income Per Common Share
Basic and diluted income per common share for the years ended December 31, 2015, 2014, and 2013 were calculated as follows (in thousands, except number of shares and per share amounts):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Basic weighted average number of shares outstanding (1)	36,546,227	31,753,110	24,736,841
Effect of dilutive securities:
Preferred shares, stock options, and warrants	1,326,399	1,424,272	1,059,356
Tangible Equity Units	894,930	58,961	—
Diluted average shares outstanding	38,767,556	33,236,343	25,796,197
Net income available to common stockholders	$57,336	$44,625	$127,604
Basic income per common share	$1.57	$1.41	$5.16
Dilutive income per common share	$1.48	$1.34	$4.95
Potentially antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	180,000	N/A	N/A

(1) Basic weighted average number of shares outstanding includes the minimum number of shares that are issuable under the Company’s Tangible Equity Units. This calculation assumes 5,113,475 shares included from the respective issue dates of the Company’s Tangible Equity Units. See Note 10.
Note 15—Equity
Common Stock
All of our outstanding shares of common stock have been validly issued and fully paid and are non-assessable. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock, of which there are no shares issued or outstanding as of December 31, 2015 or 2014. Holders of our common stock have no preference, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any of our securities, with the exception of holders of our Class B Common Stock, which do have certain preemptive rights.
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
Tangible Equity Units
Unless settled earlier at the holder’s option, each purchase contract will automatically settle on December 1, 2017 (the “mandatory settlement date”), and the Company will deliver not more than 5.2247 shares of Class A common stock and not less than 4.4465 shares of Class A common stock, subject to adjustment, based upon the applicable settlement rate and applicable market value of Class A common stock as defined in the purchase contract. The net proceeds from the issuance of the of the TEUs were allocated between the purchase contract and amortizing note based on their relative fair values. As a result, $90.7 million was allocated to additional paid-in capital in connection with the issuance of the TEUs during 2014.
As of December 31, 2015, the Company has reserved the maximum number of shares issuable under the TEU purchase agreement from it's authorized but unissued shares of Class A common stock. The TEUs also contain a fundamental change provision, whereby holders can elect early settlement in shares or cash at an early settlement rate if the Company undergoes a fundamental change as defined in the TEU agreement.

Note 16—Stock Based Compensation
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
Under the Plan, 3,636,363 shares of the Company’s Class A common stock have been reserved for issuance. In 2015, 2014, and 2013, the Company granted an aggregate of 493,524 restricted shares, 392,126 restricted shares, and 370,959 restricted shares, respectively, of Class A common stock of the Company, and in 2015 the Company granted an aggregate of 240,000 stock options to purchase shares of Class A common stock of the Company. The options have a grant date of April 1, 2015, and have an exercise price per share of $25.82, the closing trading price of the Company's common stock on March 31, 2015. 120,000 of the options vest in three equal installments commencing on March 31, 2018, and the other 120,000 options

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vest in a single installment on March 31, 2018, in each case, subject to continued employment by the option holder with the Company.
The Company granted performance-based restricted stock awards to certain executive employees during each of 2015, 2014 and 2013. With respect to the performance based restricted stock awards granted during 2015, 2014, and 2013, the performance based restricted stock awards vests as follows: one-third of the shares of performance based restricted stock will vest on March 1 of each of the first, second, and third years following the grant date, and all but one of such grants were subject to the Company’s achievement of a pre-established performance target as of the end of the given fiscal year, and subject to each grantee's continued service through each vesting date. The remaining grant did not contain a pre-established performance target, but the earned shares for such award were determined by the exercise of the discretion of the Compensation Committee of Parent’s Board of Directors following the end of the 2014 fiscal year, which were determined to be at the target level. During 2015 and 2014, the Company achieved 92% and 97% of its performance targets, respectively, and all performance targets were met at maximum during 2013.
The Company also granted time-based restricted stock awards to certain executives, other employees and its non-employee directors during the year ended December 31, 2015. Substantially all employee grants are subject either to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2016, 2017 and 2018, or to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2016 and 2017. In addition, one employee was granted restricted shares which vest in full on the second anniversary of the grant date. With respect to the restricted stock awards granted to certain non-employee directors of the Company during the year ended December, 31, 2015, the awards vest in equal quarterly installments on each of June 1, 2015, September 1, 2015, December 1, 2015 and March 1, 2016, in each case subject to the individual's continued service to the Company through the applicable vesting date.
In addition, the Company granted time-based restricted stock awards during 2014 and 2013 to certain of its employees and to its non-employee directors, with the employee grants vesting in equal 50% annual installments over a two-year period from the grant date, other than two grants which vest in full on the second anniversary of the grant date, and with the director grants vesting in equal quarterly installments on June 1, September 1, December 1 and March 1 following the grant date, in each case subject to the individual's continued service to the Company through the applicable vesting date.
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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Expected dividend yield	—%	N/A	N/A
Risk-free interest rate	1.71%	N/A	N/A
Expected volatility	44%	N/A	N/A
Expected life (in years)	6.75	N/A	N/A
The Black-Scholes option-pricing model requires inputs such as the expected dividend yield, risk-free interest rate, expected term and expected volatility. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant judgment.
The risk-free interest rate that we use is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury notes with maturities approximating each grant’s expected life. Given our limited history with employee exercise patterns, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method is calculated as the average of the time-to-vesting and the contractual life of the options. Our expected volatility was derived from the historical volatilities of our common stock and several unrelated public companies within the homebuilding industry, because we had insufficient trading history on our common stock at the time the grants were valued. When making the selections of our peer companies within the homebuilding industry to be used in the volatility calculation, we

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also considered the stage of development, size and financial leverage of potential comparable companies. We estimate our forfeiture rate based on an analysis of our actual forfeitures, of which we had none, and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors.
As of December 31, 2015, the Company has 1,614,107 shares available for grant under the Plan.
Summary of Stock Option Activity
Stock option activity under the Plan for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	419,238	$8.66	576,651	$8.66	576,651	$8.66
Granted (1)	240,000	$25.82	—	N/A	—	N/A
Exercised	(47,925)	$8.66	(157,413)	$8.66	—	N/A
Canceled	—	N/A	—	N/A	—	N/A
Options outstanding at end of year	611,313	$15.40	419,238	$8.66	576,651	$8.66
Options vested and expected to vest	611,313	$15.40	419,238	$8.66	576,651	$8.66
Options exercisable at end of year (2)	371,313	$8.66	419,238	$8.66	480,571	$8.66
Price range of options exercised	$8.66		$8.66		N/A
Price range of options outstanding	$8.66-$25.82		$8.66		$8.66

(1)	The weighted average grant date fair value of the stock options was $12.01

(2)	No options vested during the year ended December 31, 2015. The fair value of shares vested during the years ended December 31, 2014 and 2013 was $1.2 million, and $1.4 million, respectively.
The following table summarizes information about stock options granted to executives, directors, and non-executives that are outstanding and exercisable at December 31, 2015:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares
$8.66	371,313	6.75	$2,911,094	371,313
25.82	240,000	9.25	—	—

Summary of Restricted Shares Activity

During the years ended December 31, 2015, 2014, and 2013, the Company had the following activity relating to grants of time based restricted common stock:

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Non-vested shares at beginning of year	79,335	$24.84	99,661	$11.49	109,850	$8.66
Granted	208,715	23.11	79,575	27.70	79,509	14.56
Vested	(55,571)	23.24	(99,901)	13.81	(89,698)	10.74
Canceled (1)	(6,792)	24.28	—	N/A	—	N/A
Non-vested shares at end of year	225,687	$23.65	79,335	$24.84	99,661	$11.49
(1) Represents shares that were canceled as result of terminations of employment.

During the years ended December 31, 2015, 2014, and 2013 the Company had the following activity relating to grants of performance based restricted common stock:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Non-vested shares at beginning of year	506,846	$23.84	291,450	$14.03	—	$—
Granted	284,809	23.50	312,551	29.94	291,450	14.03
Vested	(154,467)	19.58	(97,155)	14.03	—	—
Canceled (1)	(156,431)	28.86	—	N/A	—	—
Non-vested shares at end of year	480,757	$24.18	506,846	$23.84	$291,450	$14.03
(1) Represents shares that were canceled as a result of achievement of performance targets as outlined in the respective grant agreement at below the maximum levels, as well as a result of terminations of employment.
In conjunction with the issuance of the equity grants in for the years ended December 31, 2015, 2014 and 2013, the Company recorded stock based compensation expense of $6.6 million, $6.1 million, and $3.8 million, respectively, which is included in general and administrative expense in the consolidated statement of operations. As of December 31, 2015, $8.0 million of total unrecognized stock based compensation expense is expected to be recognized as an expense by the Company in the future over a weighted average period of 1.1 years. The total value of restricted stock awards which fully vested during the years ended December 31, 2015, 2014 and 2013 was $6.0 million, $3.8 million, and $1.6 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recognized an income tax benefit of $3.5 million, $2.6 million and $0.7 million related to stock based compensation, respectively.
Note 17—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of December 31, 2015, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $3.8 million, $3.1 million, and $1.9 million, for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2015 (in thousands).

Year Ending December 31
2016	$2,397
2017	2,159
2018	2,148
2019	1,922
2020	1,694
Thereafter	2,424
Total	$12,744
In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds are recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable. As of December 31, 2015 and 2014, the Company is not obligated under any assessment district bonds.
As of December 31, 2015, the Company had $0.5 million in deposits as collateral for outstanding irrevocable standby letters of credit to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. These letters of credit generally have a stated term of one year and have varying maturities throughout 2016, at which time the Company may be required to renew to coincide with the term of the respective arrangement.
The Company also had outstanding performance and surety bonds of $147.7 million at December 31, 2015 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of December 31, 2015, the Company had $270.7 million of project commitments relating to the construction of projects.
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
The Company has entered into various purchase option agreements with third parties to acquire land. As of December 31, 2015, the Company has made non-refundable deposits of $61.5 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the purchase option agreements is $375.7 million as of December 31, 2015.

Note 18—Subsequent Events

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No events have occurred subsequent to December 31, 2015, that have required recognition or disclosure in the Company’s financial statements.

Note 19— Unaudited Summarized Quarterly Financial Information
Summarized unaudited quarterly financial information for the years ended December 31, 2015 and 2014 is as follows (in thousands except per share data):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Home, lots, land, and other sales	$189,715	$247,740	$246,811	$397,162
Cost of homes, lots, land and other sales	(154,081)	(200,248)	(202,057)	(324,338)
Gross profit	35,634	47,492	44,754	72,824
Other income, costs and expenses, net	(28,028)	(34,242)	(32,477)	(45,696)
Net income	7,606	13,250	12,277	27,128
Net income available to common stockholders	$6,682	$12,277	$12,082	$26,295
Income per common share:
Basic	$0.18	$0.34	$0.33	$0.72
Diluted	$0.18	$0.32	$0.31	$0.68

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Home, lots, land, and other sales	$140,299	$169,868	$196,305	$352,479
Cost of homes, lots, land and other sales	(106,212)	(129,626)	(157,774)	(285,448)
Gross profit	34,087	40,242	38,531	67,031
Other income, costs and expenses, net	(22,745)	(25,490)	(30,909)	(46,221)
Net income	11,342	14,752	7,622	20,810
Net income available to common stockholders	$8,697	$12,285	$5,638	$18,005
Income per common share:
Basic	$0.28	$0.39	$0.18	$0.54
Diluted	$0.27	$0.38	$0.17	$0.52

EXHIBIT INDEX
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated as of June 22, 2014, by and among PNW Home Builders, L.L.C., PNW Home Builders North, L.L.C., PNW Home Builders South, L.L.C., Crescent Ventures, L.L.C. and William Lyon Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 23, 2014).

3.1	Third Amended and Restated Certificate of Incorporation of William Lyon Homes (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

3.2	Amended and Restated Bylaws of William Lyon Homes (incorporated by reference to William Lyon Homes’s Current Report on Form 8-K filed with the Commission on May 28, 2013).

3.3	Amended and Restated Bylaws of William Lyon Homes (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 22, 2015)

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

Exhibit Number	Description
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

4.12
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

10.21†	Revised Form of Employment Agreement, dated April 1, 2013 (incorporated by reference to William Lyon Homes’s Form S-1 Registration Statement filed April 9, 2013 (File No. 333-187819)).

Exhibit Number	Description
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

Exhibit Number	Description
10.35†
Amendment No. 1 to Employment Agreement, dated as of February 25, 2012, by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 31, 2014).

10.36
Amendment and Restatement Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each subsidiary of the Borrower party thereto, the lenders listed on Schedule 1 thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 8, 2015)

10.37†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed April 2, 2015)

10.38†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Matthew R. Zaist, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed April 2, 2015)

10.39†	Offer Letter by and between William Lyon Homes, Inc. and William Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed April 2, 2015)

10.40+
Amendment No. 1 dated as of December 21, 2015 to the Amended and Restated Credit Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent.

12.1+
Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2015, 2014 and 2013, the Period from January 1, 2012 through February 24, 2012, the Period from February 25, 2012 through December 31, 2012, and for the Year Ended December 31, 2011.

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Co-Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2+	Certification of Co-Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3+	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Co-Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Co-Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.3*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

Exhibit Number	Description

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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