Form 10-Q
period 2016-03-31
WILLIAM LYON HOMES
filed 2016-05-09
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 6, 2016
Common stock, Class A, par value $0.01	27,856,010
Common stock, Class B, par value $0.01	3,813,884

WILLIAM LYON HOMES

NOTE ABOUT FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings; leverage ratios; revenues and average selling prices of deliveries; sales price ranges for active and future communities; timing of community openings; global and domestic economic conditions; market and industry trends; profitability and gross margins; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; debt maturities; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-Q will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to: the availability of labor and homebuilding materials and increased construction cycle times; adverse weather conditions, including but not limited to the continued drought in California and the Southwest; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; conditions in the Company’s recently entered markets and recently acquired operations; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry and credit markets; uncertainties in the capital and securities markets; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; changes in governmental laws and regulations; whether the Company is able to pay off or refinance the outstanding balances of its debt obligations at their maturity; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EXPLANATORY NOTE

In this interim report on Form 10-Q, unless otherwise stated or the context otherwise requires, the “Company,” “we,” “our,” and “us” refer to William Lyon Homes, a Delaware corporation, and its subsidiaries. In addition, unless otherwise stated or the context otherwise requires, “Parent” refers to William Lyon Homes, and “California Lyon” refers to William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$35,798	$50,203
Restricted cash — Note 1	505	504
Receivables	6,124	14,838
Escrow proceeds receivable	3,024	3,041
Real estate inventories — Note 5	1,753,315	1,675,106
Investment in joint ventures — Note 3	6,414	5,413
Goodwill	66,902	66,902
Intangibles, net of accumulated amortization of $4,640 as of March 31, 2016 and December 31, 2015	6,700	6,700
Deferred income taxes, net	79,631	79,726
Other assets, net	20,622	21,017
Total assets	$1,979,035	$1,923,450
LIABILITIES AND EQUITY
Accounts payable	$78,854	$75,881
Accrued expenses	71,576	70,324
Notes payable — Note 6	185,817	175,181
Subordinated amortizing notes — Note 6	12,390	14,066
5 3/4% Senior Notes due April 15, 2019 — Note 6	148,429	148,295
8 1/2% Senior Notes due November 15, 2020 — Note 6	422,887	422,896
7% Senior Notes due August 15, 2022 — Note 6	345,474	345,338
	1,265,427	1,251,981
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,964,219 and 28,363,879 shares issued, 27,856,010 and 27,657,435 outstanding at March 31, 2016 and December 31, 2015, respectively	290	284
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at March 31, 2016 and December 31, 2015	38	38
Additional paid-in capital	414,226	413,810
Retained earnings	226,977	217,963
Total William Lyon Homes stockholders’ equity	641,531	632,095
Noncontrolling interests — Note 2	72,077	39,374
Total equity	713,608	671,469
Total liabilities and equity	$1,979,035	$1,923,450
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating revenue
Home sales	$261,295	$189,715
Construction services — Note 1	3,130	7,453
	264,425	197,168
Operating costs
Cost of sales — homes	(215,171)	(154,081)
Construction services — Note 1	(2,824)	(6,029)
Sales and marketing	(14,993)	(12,224)
General and administrative	(17,834)	(13,948)
Amortization of intangible assets	—	(203)
Other	(323)	(536)
	(251,145)	(187,021)
Operating income	13,280	10,147
Equity in income of unconsolidated joint ventures	1,181	248
Other income, net	525	781
Income before provision for income taxes	14,986	11,176
Provision for income taxes — Note 9	(5,045)	(3,570)
Net income	9,941	7,606
Less: Net income attributable to noncontrolling interests	(927)	(924)
Net income available to common stockholders	$9,014	$6,682
Income per common share:
Basic	$0.25	$0.18
Diluted	$0.24	$0.18
Weighted average common shares outstanding:
Basic	36,651,846	36,463,995
Diluted	38,303,861	37,633,831
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2015	32,178	$322	$413,810	$217,963	$39,374	$671,469
Net income	—	—	—	9,014	927	9,941
Cash contributions from members of consolidated entities	—	—	—	—	33,241	33,241
Cash distributions to members of consolidated entities	—	—	—	—	(1,465)	(1,465)
Shares remitted to Company to satisfy employee tax obligations	(70)	(1)	(843)	—	—	(844)
Stock based compensation expense	670	7	1,485	—	—	1,492
Reversal of excess income tax benefit from stock based awards	—	—	(226)	—	—	(226)
Balance - March 31, 2016	32,778	$328	$414,226	$226,977	$72,077	$713,608
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating activities
Net income	$9,941	$7,606
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	498	557
Net change in deferred income taxes	95	(322)
Stock based compensation expense	1,492	1,351
Equity in earnings of unconsolidated joint ventures	(1,181)	(248)
Distributions from unconsolidated joint ventures	324	76
Net changes in operating assets and liabilities:
Restricted cash	(1)	—
Receivables	2,382	11
Escrow proceeds receivable	17	(4,278)
Real estate inventories	(77,662)	(63,101)
Other assets	317	978
Accounts payable	2,973	7,439
Accrued expenses	1,269	(11,165)
Net cash used in operating activities	(59,536)	(61,096)
Investing activities
Investments in and advances to unconsolidated joint ventures	—	(1,000)
Collection of related party note receivable	6,188	—
Purchases of property and equipment	(526)	(150)
Net cash provided by (used in) investing activities	5,662	(1,150)
Financing activities
Proceeds from borrowings on notes payable	53,162	6,148
Principal payments on notes payable	(26,526)	(6,962)
Proceeds from borrowings on Revolver	55,000	89,000
Payments on Revolver	(71,000)	(40,000)
Principal payments on subordinated amortizing notes	(1,676)	(1,760)
Payment of deferred loan costs	(197)	(561)
Proceeds from stock options exercised	—	106
Shares remitted to, or withheld by the Company for employee tax withholding	(844)	(1,632)
Excess income tax benefit from stock based awards	(226)	—
Noncontrolling interest contributions	33,241	—
Noncontrolling interest distributions	(1,465)	(5,414)
Net cash provided by financing activities	39,469	38,925
Net decrease in cash and cash equivalents	(14,405)	(23,321)
Cash and cash equivalents — beginning of period	50,203	52,771
Cash and cash equivalents — end of period	$35,798	$29,450

Cash paid during the year for income taxes	$100	$6,229
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable related to land acquisition	$—	$9,500
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2016 and December 31, 2015 and revenues and expenses for the three month periods ended March 31, 2016 and 2015. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
The condensed consolidated financial statements were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements as of and for the year ended December 31, 2015, which are included in our 2015 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three months ended March 31, 2016 the Company sold a parcel of land to a third party that did not result in any gain or loss.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the three months ended March 31, 2016 and 2015, are as follows (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Warranty liability, beginning of period	$18,117	$18,155
Warranty provision during period	1,429	1,391
Warranty payments during period	(3,290)	(2,011)
Warranty charges related to construction services projects	103	180
Warranty liability, end of period	$16,359	$17,715
The Company began accruing for warranty costs for units closed in the Washington and Oregon segments at a set rate per home in conjunction with the acquisition of Polygon Northwest Homes during 2014. The Company did not assume any warranty liability for units closed prior to the acquisition date.
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Interest activity for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Interest incurred	$20,261	$18,033
Less: Interest capitalized	20,261	18,033
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$14,911	$11,700
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2016 and December 31, 2015. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

In February 2015, FASB issued ASU No. 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 amends the consolidation guidance for variable interest entities and voting interest entities, among other items, by eliminating the consolidation model previously applied to limited partnerships, emphasizing the risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest. ASU 2015-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09”). ASU 2016-09 simplifies several aspects for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

Note 2—Variable Interest Entities and Noncontrolling Interests
As of March 31, 2016 and December 31, 2015, the Company was party to eleven and eight joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of March 31, 2016 and December 31, 2015.
As of March 31, 2016, the assets of the consolidated VIEs totaled $226.7 million, of which $5.1 million was cash and cash equivalents and $220.2 million was real estate inventories. The liabilities of the consolidated VIEs totaled $127.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2015, the assets of the consolidated VIEs totaled $155.0 million, of which $2.8 million was cash and cash equivalents and $148.6 million was real estate inventories. The liabilities of the consolidated VIEs totaled $97.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.

Note 3—Investments in Unconsolidated Joint Ventures

The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues	$3,967	$706
Cost of sales	(1,925)	(382)
Income of unconsolidated joint ventures	$2,042	$324

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three months ended March 31, 2016, and 2015, the Company recorded income of $1.2 million and $0.2 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.

During the three months ended March 31, 2016, and 2015, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint ventures were determined to be impaired.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	March 31, 2016	December 31, 2015
Assets
Cash	$7,037	$6,340
Loans held for sale	30,294	29,312
Accounts receivable	159	309
Other assets	61	390
Total Assets	$37,551	$36,351

Liabilities and Equity
Accounts payable	$326	$651
Accrued expenses	835	774
Credit lines payable	27,613	27,350
Other liabilities	21	515
Members equity	8,756	7,061
Total Liabilities and Equity	$37,551	$36,351

Note 4—Segment Information
The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting ("ASC 280"), the Company has determined that each of its operating divisions is an operating segment.The Company’s President and Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating revenue:
California (1)	$95,884	$86,793
Arizona	21,047	7,186
Nevada	30,741	27,242
Colorado	26,393	18,189
Washington	32,901	31,280
Oregon	57,459	26,478
Total operating revenue	$264,425	$197,168

(1) Operating revenue in the California segment includes construction services revenue.
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Income before provision for income taxes
California	$9,923	$9,312
Arizona	1,499	304
Nevada	2,558	3,362
Colorado	429	(170)
Washington	1,423	2,573
Oregon	6,958	2,245
Corporate	(7,804)	(6,450)
Income before provision for income taxes	$14,986	$11,176

	March 31, 2016	December 31, 2015
Homebuilding assets:
California	$705,240	$721,066
Arizona	203,202	197,828
Nevada	206,081	183,019
Colorado	118,789	118,307
Washington	324,574	249,615
Oregon	231,654	228,183
Corporate (1)	189,495	225,432
Total homebuilding assets	$1,979,035	$1,923,450

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, and other assets.
Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Real estate inventories:
Land deposits	$68,885	$61,514
Land and land under development	1,041,612	1,013,650
Homes completed and under construction	539,746	495,966
Model homes	103,072	103,976
Total	$1,753,315	$1,675,106

Note 6—Senior Notes, Secured, and Unsecured Indebtedness
Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Notes payable:
Construction notes payable	$136,817	$110,181
Revolving line of credit	49,000	65,000
Total notes payable	185,817	175,181

Subordinated amortizing notes	12,390	14,066

Senior notes:
5 3/4% Senior Notes due April 15, 2019	148,429	148,295
8 1/2% Senior Notes due November 15, 2020	422,887	422,896
7% Senior Notes due August 15, 2022	345,474	345,338
Total senior notes	916,790	916,529

Total notes payable and senior notes	$1,114,997	$1,105,776

As of March 31, 2016, the maturities of the Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 8 1/2% Senior Notes, and 7% Senior Notes are as follows (in thousands):

Year Ending December 31,
2016	$15,179
2017	135,829
2018	14,673
2019	182,526
2020	425,000
Thereafter	350,000
$1,123,207
Maturities above exclude premium on the 8 1/2% and 7% Senior Notes in an aggregate of $4.5 million, and deferred loan costs on the 5 3/4%, 8 1/2% and 7% Senior Notes of $12.7 million as of March 31, 2016.

Notes Payable
Construction Notes Payable

The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate are listed in the table below as of March 31, 2016 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2016	$33.4	$14.7	September, 2018	3.44%	(1)
January, 2016	35.0	17.6	February, 2019	3.68%	(2)
November, 2015	42.5	15.3	November, 2017	4.50%	(1)
August, 2015 (4)	14.2	2.8	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	10.4	August, 2017	4.50%	(1)
July, 2015	22.5	14.9	July, 2018	4.00%	(3)
April, 2015	18.5	13.2	October, 2017	4.00%	(3)
November, 2014	24.0	17.2	November, 2017	4.00%	(3)
November, 2014	22.0	15.5	November, 2017	4.00%	(3)
March, 2014	26.0	15.2	October, 2016	3.43%	(1)
	$275.6	$136.8
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.
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
The Amended Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of March 31, 2016.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s direct and indirect wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of March 31, 2016 and December 31, 2015, the Company had $49.0 million and $65.0 million outstanding against the Amended Facility, respectively, at effective rates of 3.50% and 3.32%, respectively as well as a letter of credit for $8.6 million outstanding at both dates.

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of March 31, 2016 and December 31, 2015, the amortizing notes had an unamortized carrying value of $12.4 million and $14.1 million, respectively.
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
As of March 31, 2016, the outstanding principal amount of the 5.75% Notes was $150 million, excluding deferred loan costs of $1.6 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of March 31, 2016 the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $3.6 million and deferred loan costs of $5.7 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

As of March 31, 2016 the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.9 million and deferred loan costs of $5.5 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of March 31, 2016.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of March 31, 2016 and December 31, 2015; consolidating statements of operations for the three and three months ended March 31, 2016 and 2015; and consolidating statements of cash flows for the three month periods ended March 31, 2016 and 2015, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of March 31, 2016 and December 31, 2015, and for the three month periods ended March 31, 2016 and 2015.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of March 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$30,178	$194	$5,426	$—	$35,798
Restricted cash	—	505	—	—	—	505
Receivables	—	2,261	624	3,239	—	6,124
Escrow proceeds receivable	—	—	3,024	—	—	3,024
Real estate inventories	—	898,212	620,678	234,425	—	1,753,315
Investment in unconsolidated joint ventures	—	6,264	150	—	—	6,414
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	79,631	—	—	—	79,631
Other assets, net	—	18,610	1,708	304	—	20,622
Investments in subsidiaries	641,531	(25,858)	(597,916)	—	(17,757)	—
Intercompany receivables	—	—	241,527	—	(241,527)	—
Total assets	$641,531	$1,024,012	$329,382	$243,394	$(259,284)	$1,979,035
LIABILITIES AND EQUITY
Accounts payable	$—	$54,077	$21,037	$3,740	$—	$78,854
Accrued expenses	—	67,200	4,265	111	—	71,576
Notes payable	—	62,201	—	123,616	—	185,817
Subordinated amortizing notes	—	12,390	—	—	—	12,390
5 3/4% Senior Notes	—	148,429	—	—	—	148,429
8 1/2% Senior Notes	—	422,887	—	—	—	422,887
7% Senior Notes	—	345,474	—	—	—	345,474
Intercompany payables	—	171,819	—	69,708	(241,527)	—
Total liabilities	—	1,284,477	25,302	197,175	(241,527)	1,265,427
Equity
William Lyon Homes stockholders’ equity (deficit)	641,531	(260,465)	304,080	(25,858)	(17,757)	641,531
Noncontrolling interests	—	—	—	72,077	—	72,077
Total liabilities and equity	$641,531	$1,024,012	$329,382	$243,394	$(259,284)	$1,979,035

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$44,332	$2,723	$3,148	$—	$50,203
Restricted cash	—	504	—	—	—	504
Receivables	—	8,986	937	4,915	—	14,838
Escrow proceeds receivable	—	2,020	1,021	—	—	3,041
Real estate inventories	—	922,990	589,762	162,354	—	1,675,106
Investment in unconsolidated joint ventures	—	5,263	150	—	—	5,413
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	79,726	—	—	—	79,726
Other assets, net	—	18,980	1,738	299	—	21,017
Investments in subsidiaries	632,095	(34,522)	(561,546)	—	(36,027)	—
Intercompany receivables	—	—	239,248	—	(239,248)	—
Total assets	$632,095	$1,062,488	$333,426	$170,716	$(275,275)	$1,923,450
LIABILITIES AND EQUITY
Accounts payable	$—	$45,065	$27,807	$3,009	$—	$75,881
Accrued expenses	—	62,167	8,059	98	—	70,324
Notes payable	—	80,915	—	94,266	—	175,181
Subordinated amortizing notes	—	14,066	—	—	—	14,066
5 3/4% Senior Notes	—	148,295	—	—	—	148,295
8 1/2% Senior Notes	—	422,896	—	—	—	422,896
7% Senior Notes	—	345,338	—	—	—	345,338
Intercompany payables	—	170,757	—	68,491	(239,248)	—
Total liabilities	—	1,289,499	35,866	165,864	(239,248)	1,251,981
Equity
William Lyon Homes stockholders’ equity (deficit)	632,095	(227,011)	297,560	(34,522)	(36,027)	632,095
Noncontrolling interests	—	—	—	39,374	—	39,374
Total liabilities and equity	$632,095	$1,062,488	$333,426	$170,716	$(275,275)	$1,923,450

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$100,824	$137,800	$22,671	$—	$261,295
Construction services	—	3,130	—	—	—	3,130
Management fees	—	(680)	—	—	680	—
	—	103,274	137,800	22,671	680	264,425
Operating costs
Cost of sales	—	(78,879)	(115,560)	(20,052)	(680)	(215,171)
Construction services	—	(2,824)	—	—	—	(2,824)
Sales and marketing	—	(5,950)	(7,625)	(1,418)	—	(14,993)
General and administrative	—	(14,006)	(3,828)	—	—	(17,834)
Other	—	(369)	46	—	—	(323)
	—	(102,028)	(126,967)	(21,470)	(680)	(251,145)
Income from subsidiaries	9,014	2,237	—	—	(11,251)	—
Operating income	9,014	3,483	10,833	1,201	(11,251)	13,280
Equity in income from unconsolidated joint ventures	—	1,002	179	—	—	1,181
Other income (expense), net	—	773	(9)	(239)	—	525
Income before provision for income taxes	9,014	5,258	11,003	962	(11,251)	14,986
Provision for income taxes	—	(5,045)	—	—	—	(5,045)
Net income	9,014	213	11,003	962	(11,251)	9,941
Less: Net income attributable to noncontrolling interests	—	—	—	(927)	—	(927)
Net income available to common stockholders	$9,014	$213	$11,003	$35	$(11,251)	$9,014

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$89,544	$83,134	$17,037	$—	$189,715
Construction services	—	7,453	—	—	—	7,453
Management fees	—	(511)	—	—	511	—
	—	96,486	83,134	17,037	511	197,168
Operating costs
Cost of sales	—	(68,876)	(70,384)	(14,310)	(511)	(154,081)
Construction services	—	(6,029)	—	—	—	(6,029)
Sales and marketing	—	(5,754)	(5,524)	(946)	—	(12,224)
General and administrative	—	(11,319)	(2,629)	—	—	(13,948)
Amortization of intangible assets	—	(203)	—	—	—	(203)
Other	—	(1,136)	600	—	—	(536)
	—	(93,317)	(77,937)	(15,256)	(511)	(187,021)
Income from subsidiaries	6,682	(6,744)	—	—	62	—
Operating income (loss)	6,682	(3,575)	5,197	1,781	62	10,147
Equity in income from unconsolidated joint ventures	—	—	248	—	—	248
Other income (expense), net	—	4,366	4,813	(8,398)	—	781
Income (loss) before provision for income taxes	6,682	791	10,258	(6,617)	62	11,176
Provision for income taxes	—	(3,570)	—	—	—	(3,570)
Net income (loss)	6,682	(2,779)	10,258	(6,617)	62	7,606
Less: Net income attributable to noncontrolling interests	—	—	—	(924)	—	(924)
Net income (loss) available to common stockholders	$6,682	$(2,779)	$10,258	$(7,541)	$62	$6,682

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(422)	$41,317	$(32,162)	$(68,691)	$422	$(59,536)
Investing activities
Collection of related party note receivable	—	6,188	—	—	—	6,188
Purchases of property and equipment	—	(548)	25	(3)	—	(526)
Investments in subsidiaries	—	(6,427)	36,370	—	(29,943)	—
Net cash (used in) provided by investing activities	—	(787)	36,395	(3)	(29,943)	5,662
Financing activities
Proceeds from borrowings on notes payable	—	57	—	53,105	—	53,162
Principal payments on notes payable	—	(2,771)	—	(23,755)	—	(26,526)
Proceeds from borrowings on Revolver	—	55,000	—	—	—	55,000
Payments on Revolver	—	(71,000)	—	—	—	(71,000)
Principal payments on subordinated amortizing notes	—	(1,676)	—	—	—	(1,676)
Payment of deferred loan costs	—	(197)	—	—	—	(197)
Shares remitted to or withheld by Company for employee tax withholding	—	(844)	—	—	—	(844)
Excess income tax benefit from stock based awards	—	(226)	—	—	—	(226)
Noncontrolling interest contributions	—	—	—	33,241	—	33,241
Noncontrolling interest distributions	—	—	—	(1,465)	—	(1,465)
Advances to affiliates	—	—	(4,483)	8,629	(4,146)	—
Intercompany receivables/payables	422	(33,027)	(2,279)	1,217	33,667	—
Net cash provided by (used in) financing activities	422	(54,684)	(6,762)	70,972	29,521	39,469
Net (decrease) increase in cash and cash equivalents	—	(14,154)	(2,529)	2,278	—	(14,405)
Cash and cash equivalents at beginning of period	—	44,332	2,723	3,148	—	50,203
Cash and cash equivalents at end of period	$—	$30,178	$194	$5,426	$—	$35,798

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$175	$(53,883)	$(6,375)	$(838)	$(175)	$(61,096)
Investing activities
Investments in and advances to unconsolidated joint ventures	—	(1,000)	—	—	—	(1,000)
Purchases of property and equipment	—	(173)	15	8	—	(150)
Investments in subsidiaries	—	(4,896)	11,916	—	(7,020)	—
Net cash (used in) provided by investing activities	—	(6,069)	11,931	8	(7,020)	(1,150)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	6,148	—	6,148
Principal payments on notes payable	—	(384)	(162)	(6,416)	—	(6,962)
Proceeds from borrowings on Revolver	—	89,000	—	—	—	89,000
Payments on revolver	—	(40,000)	—	—	—	(40,000)
Principal payments on subordinated amortizing notes	—	(1,760)	—	—	—	(1,760)
Payment of deferred loan costs	—	(561)	—	—	—	(561)
Proceeds from exercise of stock options	—	106	—	—	—	106
Shares remitted to Company for employee tax witholding	—	(1,632)	—	—	—	(1,632)
Noncontrolling interest distributions	—	—	—	(5,414)	—	(5,414)
Advances to affiliates	—	—	(4,808)	5,693	(885)	—
Intercompany receivables/payables	(175)	(6,620)	(779)	(506)	8,080	—
Net cash provided by (used in) financing activities	(175)	38,149	(5,749)	(495)	7,195	38,925
Net decrease in cash and cash equivalents	—	(21,803)	(193)	(1,325)	—	(23,321)
Cash and cash equivalents at beginning of period	—	48,462	573	3,736	—	52,771
Cash and cash equivalents at end of period	$—	$26,659	$380	$2,411	$—	$29,450

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2016 and December 31, 2015, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$185,817	$185,817	$175,181	$175,181
Subordinated amortizing notes	$12,390	$9,514	$14,066	$12,122
5 3/4% Senior Notes due 2019	$148,429	$143,250	$148,295	$147,750
8 1/2% Senior Notes due 2020	$422,887	$434,563	$422,896	$449,438
7% Senior Notes due 2022	$345,474	$334,250	$345,338	$350,875
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

Note 8—Related Party Transactions

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and a wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft (the “Aircraft”). The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note was secured by the Aircraft and required semiannual interest payments to California Lyon of approximately $0.1 million. The note provided for a maturity date in September 2016. During the three months ended March 31, 2016 the promissory note was paid in full by the borrower prior to the September 2016 maturity date, along with all accrued interest to date.
Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 33.7% and 31.9% for the three months ended March 31, 2016 and 2015, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests and the domestic production activities deduction.
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2016 the Company’s had no amounts recorded as a valuation allowance against its deferred tax assets.
At March 31, 2016, the Company had no remaining federal net operating loss carryforwards and $54.2 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031 and 2016, respectively. In addition, as of March 31, 2016, the Company had unused federal and state built-in losses of $53.2 million and $7.5 million, respectively. The five year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at March 31, 2016, which have an indefinite life.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2012 through 2015 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2008 through 2015 and forward. The Company does not have any tax examinations currently in progress.

Note 10—Income Per Common Share
Basic and diluted income per common share for the three months ended March 31, 2016 and 2015 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Basic weighted average number of common shares outstanding	36,651,846	36,463,995
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	757,085	1,169,836
Tangible equity units	894,930	—
Diluted average shares outstanding	38,303,861	37,633,831
Net income available to common stockholders	$9,014	$6,682
Basic income per common share	$0.25	$0.18
Dilutive income per common share	$0.24	$0.18
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	240,000	—
Warrants	1,907,551	—
Tangible equity units	—	894,930

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
During the three months ended March 31, 2016, the Company granted 259,797 shares of restricted stock, and 566,092 shares of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three months ended March 31, 2016 and 2015 of $1.5 million and $1.4 million, respectively.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the three months ended March 31, 2016, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2016 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2017, 2018 and 2019, subject to each grantee’s continued service through each vesting date. Based on the assessment as of March 31, 2016, management determined that the currently available data was not sufficient to support that the achievement of performance targets is probable, and as such no compensation expense has been recognized for these awards to date.
Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the three months ended March 31, 2016, representing 218,733 shares of restricted stock, 163,269 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2017, 2018 and 2019, and 55,464 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2017 and 2018. With respect to the restricted stock awards granted to certain non-employee directors of the Company during the three months ended March 31, 2016, representing 41,064 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2016,

September 1, 2016, December 1, 2016 and March 1, 2017, subject to each grantee’s continued service on the board through each vesting date.
Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of March 31, 2016, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $1.0 million and $1.0 million, respectively, in the three months ended March 31, 2016 and 2015, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2016 (in thousands).

Year Ending December 31
2016	$1,826
2017	2,282
2018	2,274
2019	2,054
2020	1,832
Thereafter	2,603
Total	$12,871
As of March 31, 2016 and December 31, 2015, the Company had $0.5 million and $0.5 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $166.2 million at March 31, 2016, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of March 31, 2016, the Company had $259.1 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of March 31, 2016, the Company has made non-refundable deposits of $69.4 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $479.9 million as of March 31, 2016.

Note 13—Subsequent Events

No events have occurred subsequent to March 31, 2016, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 96,000 homes. For the three months ended March 31, 2016 (the "2016 period"), the Company had revenues from homes sales of $261.3 million, a 38% increase from $189.7 million for the three months ended March 31, 2015 (the "2015 period"), which includes results from all reportable operating segments. The Company had net new home orders of 689 homes in the 2016 period, a 17% increase from 588 in the 2015 period, while the average sales price ("ASP") for homes closed decreased 2% to $481,200 in the 2016 period from $489,000 in the 2015 period.
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
Results of Operations
In the three months ended March 31, 2016, the Company delivered 543 homes, with an ASP of approximately $481,200, and recognized home sales revenue of $261.3 million. The Company generated net income of $9.0 million for the three months ended March 31, 2016, and earnings per share of $0.24, on a diluted basis. The Company continues to see positive trends in price appreciation at most of its projects over the course of the year, and our average sales price of homes in backlog is approximately $533,000 as of March 31, 2016, which is 11% higher than the average sales price of homes closed for the three months ended March 31, 2016 of $481,200.
As of March 31, 2016, the Company was selling homes in 67 communities, and our average community count for the three month period then ended was 69 locations. We had a consolidated backlog of 885 homes sold but not closed, with an associated sales value of $471.7 million, representing a 31% increase in units, and a 41% increase in dollar value, as compared to the backlog at March 31, 2015.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 17.7% and 24.7%, respectively, for the three months ended March 31, 2016, as compared to 18.8% and 24.6%, respectively, for the three months ended March 31, 2015.
Comparisons of the Three Months Ended March 31, 2016 to March 31, 2015
Revenues from homes sales increased 38% to $261.3 million during the three months ended March 31, 2016, compared to $189.7 million during the three months ended March 31, 2015. The increase is primarily due to the opening of new communities across our reporting segments. The number of net new home orders for the three months ended March 31, 2016 increased 17% to 689 homes from 588 homes for the three months ended March 31, 2015.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Number of Net New Home Orders
California	162	184	(22)	(12)%
Arizona	108	44	64	145%
Nevada	66	46	20	43%
Colorado	78	85	(7)	(8)%
Washington	84	114	(30)	(26)%
Oregon	191	115	76	66%
Total	689	588	101	17%
Cancellation Rate	14%	17%	(3)%
The 17% increase in net new homes orders is driven by a 28% increase in average number of sales locations to 69 average locations in 2016, compared to 54 in the 2015 period, driven by the opening of new communities in Oregon, Arizona, Nevada, and Washington. This increase was partially offset by a shift in product mix in the California and Colorado reporting segments to homes with higher ASPs, which generally sell at a slower pace. In addition, the Company's absorption decreased slightly for the three months ended March 31, 2016 to 3.3 sales per month per project from 3.6 in the 2015 period. Cancellation rates during the 2016 period decreased to 14% from 17% during the 2015 period.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Average Number of Sales Locations
California	18	17	1	6%
Arizona	8	5	3	60%
Nevada	12	9	3	33%
Colorado	10	13	(3)	(23)%
Washington	6	5	1	20%
Oregon	15	5	10	200%
Total	69	54	15	28%
The average number of sales locations for the Company increased to 69 locations for the three months ended March 31, 2016 compared to 54 for the three months ended March 31, 2015, driven by the opening of new communities in Oregon, Arizona, Nevada, and Washington during 2016, as the Company continues to convert its land supply into home sites.

	March 31,		Increase (Decrease)
	2016	2015	Amount	%
Backlog (units)
California	214	207	7	3%
Arizona	235	66	169	256%
Nevada	119	85	34	40%
Colorado	103	128	(25)	(20)%
Washington	60	100	(40)	(40)%
Oregon	154	92	62	67%
Total	885	678	207	31%
The Company’s backlog at March 31, 2016 increased 31% to 885 units from 678 units at March 31, 2015. The increase is primarily attributable to the Arizona, Oregon and Nevada reporting segments, which added 169, 62 and 34 units, respectively over the 2015 period. These increases were partially offset by Washington and Colorado, which experienced a decrease of 40 and 25 units, respectively, from the 2015 period. The California reporting segment reported backlog levels that were fairly consistent between periods.

	March 31,		Increase (Decrease)
	2016	2015	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$166,193	$124,341	$41,852	34%
Arizona	62,169	18,147	44,022	243%
Nevada	86,863	56,715	30,148	53%
Colorado	53,011	57,237	(4,226)	(7)%
Washington	35,492	44,128	(8,636)	(20)%
Oregon	67,969	34,500	33,469	97%
Total	$471,697	$335,068	$136,629	41%
The dollar amount of backlog of homes sold but not closed as of March 31, 2016 was $471.7 million, up 41% from $335.1 million as of March 31, 2015. The increase primarily reflects an increase in net new orders as described above, coupled with an 8% increase in the ASP of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog increased 34% to $166.2 million as of March 31, 2016 from $124.3 million as of March 31, 2015, which is attributable to a 29% increase in the ASP of homes in backlog to $776,600 in the 2016 period from $600,700 in the 2015 period. The increase in average sales price of homes in backlog reflects a greater number of homes in backlog with price points above $1.0 million dollars, to 36 in the 2016 period from 23 in the 2015 period. In California, the cancellation rate remained relatively consistent at 20% for the three months ended March 31, 2016, compared to 19% for the three months ended March 31, 2015.
In Arizona, the dollar amount of backlog increased 243% to $62.2 million as of March 31, 2016 from $18.1 million as of March 31, 2015, which is attributable to a 256% increase in the number of homes in backlog, to 235 at March 31, 2016, from 66 at March 31, 2015, driven by consistently higher absorption rates over the last several quarters. In the Arizona reporting segment, the cancellation rate decreased to 9% for the three months ended March 31, 2016 from 14% for the three months ended March 31, 2015.
In Nevada, the dollar amount of backlog increased 53% to $86.9 million as of March 31, 2016 from $56.7 million as of March 31, 2015, attributable to a 40% increase in units in backlog, to 119 as of March 31, 2016 from 85 as of March 31, 2015, and a 9% increase in average sales price of homes in backlog to $729,900 as of March 31, 2016, from $667,200 as of March 31, 2015. The increase in average sales price of homes in backlog reflects a larger number of homes in backlog with price points above $1.0 million dollars, to 16 in the 2016 period from 13 in the 2015 period. In Nevada, the cancellation rate decreased to 20% for the three months ended March 31, 2016 from 22% for the three months ended March 31, 2015.
In Colorado, the dollar amount of backlog decreased 7% to $53.0 million as of March 31, 2016 from $57.2 million as of March 31, 2015, which is attributable to a 20% decrease in the number of units in backlog, to 103 units as of March 31, 2016, from 128 units as of March 31, 2015, partially offset by a 15% increase of the ASP of homes in backlog to $514,700 as of March 31, 2016 from $447,200 as of March 31, 2015. In Colorado, the cancellation rate increased to 11% for the three months ended March 31, 2016 from 9% for the three months ended March 31, 2015.
In Washington, the dollar amount of backlog decreased 20% to $35.5 million as of March 31, 2016 from $44.1 million as of March 31, 2015, which is attributable to a 40% decrease in the number of units in backlog, to 60 units as of March 31, 2016, from 100 units as of March 31, 2015. This decrease is partially offset by a 34% increase in the ASP of homes in backlog to $591,500 as of March 31, 2016 from $441,300 as of March 31, 2015. In Washington, the cancellation rate decreased to 10% for the three months ended March 31, 2016 from 20% for the three months ended March 31, 2015.
In Oregon, the dollar amount of backlog increased 97% to $68.0 million as of March 31, 2016 from $34.5 million as of March 31, 2015, which is primarily attributable to a 67% increase in the number of units in backlog, to 154 units as of March 31, 2016, from 92 units as of March 31, 2015, coupled with a 18% increase in the ASP of homes in backlog to $441,400 in the 2016 period from $375,000 in the 2015 period. In Oregon, the cancellation rate decreased to 10% for the three months ended March 31, 2016 from 19% for the three months ended March 31, 2015.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Number of Homes Closed
California	142	135	7	5%
Arizona	82	25	57	228%
Nevada	62	34	28	82%
Colorado	53	41	12	29%
Washington	68	76	(8)	(11)%
Oregon	136	77	59	77%
Total	543	388	155	40%

During the three months ended March 31, 2016, the number of homes closed increased 40% to 543 from 388 in the 2015 period. The increase was primarily attributable to the Arizona, Nevada, and Oregon reporting segments, driven by a higher number of homes in backlog to begin the quarter when compared with the 2015 period, as well as moderate increases in the Colorado and California reporting segments.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$92,754	$79,340	$13,414	17%
Arizona	21,047	7,186	13,861	193%
Nevada	30,741	27,242	3,499	13%
Colorado	26,393	18,189	8,204	45%
Washington	32,901	31,280	1,621	5%
Oregon	57,459	26,478	30,981	117%
Total	$261,295	$189,715	$71,580	38%
The 38% increase in homebuilding revenue is driven by the 40% increase in homes closed discussed above, partially offset by a minor decrease in ASP of homes closed during the period.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Average Sales Price of Homes Closed
California	$653,200	$587,700	$65,500	11%
Arizona	256,700	287,400	(30,700)	(11)%
Nevada	495,800	801,200	(305,400)	(38)%
Colorado	498,000	443,600	54,400	12%
Washington	483,800	411,600	72,200	18%
Oregon	422,500	343,900	78,600	23%
Total	$481,200	$489,000	$(7,800)	(2)%

The average sales price of homes closed during the 2016 period decreased 2% due to a greater proportion of overall deliveries in the current period in the Arizona and Oregon reporting segments, which have lower price points, and a change in product mix in Nevada. In Nevada, the decrease in average sales price of homes closed was attributable to 4 closings with an average sales price in excess of $900,000 during 2016, compared with 18 comparable closings in the 2015 period.

Gross Margin
Homebuilding gross margins decreased to 17.7% for the three months ended March 31, 2016 from 18.8% in the 2015 period, primarily driven by the application of purchase accounting related to the acquisition of our Washington and Oregon reporting segments, which negatively impacted gross margins by 250 basis points during the 2016 period. Additionally, homebuilding gross margins were negatively impacted by rising labor and land costs, as well as an increase in capitalized interest being amortized through cost of sales.
For the comparison of the three months ended March 31, 2016 and the three months ended March 31, 2015, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 24.7% for the 2016 period compared to 24.6% for the 2015 period. The increase was primarily a result of the increase in cost of sales, slightly offset by a decrease in the impact of purchase accounting.
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

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Home sales revenue	$261,295	$189,715
Cost of home sales	215,171	154,081
Homebuilding gross margin	46,124	35,634
Homebuilding gross margin percentage	17.7%	18.8%
Add: Interest in cost of sales	11,747	6,701
Add: Purchase accounting adjustments	6,593	4,333
Adjusted homebuilding gross margin	$64,464	$46,668
Adjusted homebuilding gross margin percentage	24.7%	24.6%
Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $3.1 million for the three months ended March 31, 2016, and $7.5 million for the three months ended March 31, 2015. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California. During the fourth quarter of 2015 and continuing into 2016, the Company wound down significant construction services projects.
Sales and Marketing, General and Administrative

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
	(dollars in thousands)
Sales and Marketing	$14,993	$12,224	5.7%	6.4%
General and Administrative	17,834	13,948	6.8%	7.4%
Total Sales and Marketing & General and Administrative	$32,827	$26,172	12.5%	13.8%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.7% in the 2016 period compared to 6.4% in the 2015 period as result of lower advertising and upfront marketing costs, in addition to improved leverage on our existing headcount. General and administrative expense as a percentage of home sales revenues decreased to 6.8% in the 2016 period compared to 7.4% in the 2015 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures increased to $1.2 million for the three months ended March 31, 2016 from $0.2 million during the 2015 period. The increase reflects the expanding operations of the mortgage joint ventures in which the Company holds a non-controlling interest.
Other Items
Interest activity for the three months ended March 31, 2016 and March 31, 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest incurred	$20,261	$18,033
Less: Interest capitalized	20,261	18,033
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$14,911	$11,700
The increase in interest incurred for the three months ended March 31, 2016, compared to the interest incurred for the three months ended March 31, 2015, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the three months ended March 31, 2016 the Company sold a parcel of land to a third party that did not result in any gain or loss.
Provision for Income Taxes
During the three months ended March 31, 2016, the Company recorded a provision for income taxes of $5.0 million, for an effective tax rate of 33.7%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the three months ended March 31, 2015, the Company recorded a provision for income taxes of $3.6 million for an effective tax rate of 31.9%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was consistent between periods, totalling $0.9 million during both the 2016 period and 2015 period.
Net Income Attributable to William Lyon Homes
As a result of the foregoing factors, net income attributable to William Lyon Homes for the three months ended March 31, 2016, and 2015 was $9.0 million, and $6.7 million, respectively.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	March 31,		Increase (Decrease)
	2016	2015	Amount	%
Lots Owned
California	1,653	2,318	(665)	(29)%
Arizona	5,122	5,396	(274)	(5)%
Nevada	3,319	2,982	337	11%
Colorado	745	938	(193)	(21)%
Washington	1,570	1,351	219	16%
Oregon	1,142	1,148	(6)	(1)%
Total	13,551	14,133	(582)	(4)%
Lots Controlled(1)
California	1,317	1,097	220	20%
Arizona	—	—	—	—%
Nevada	64	83	(19)	(23)%
Colorado	822	183	639	349%
Washington	361	728	(367)	(50)%
Oregon	1,920	1,249	671	54%
Total	4,484	3,340	1,144	34%
Total Lots Owned and Controlled	18,035	17,473	562	3%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 18,035 lots owned and controlled at March 31, 2016 from 17,473 lots at March 31, 2015.

Financial Condition and Liquidity
Throughout 2015 and into 2016 the U.S. housing market has continued to improve on the momentum experienced during 2012 and 2013, albeit at a more moderate pace than in those recent years, and continues to improve from the cyclical low points of previous years. Strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends, including employment and population growth. While the homebuilding industry encountered some challenges during 2015 and into 2016, including constrained labor availability, increased cycle times, volatility in global and financial markets, and weather challenges, during the first three months of 2016 the Company has continued to show year-over-year improvement in deliveries, revenues, orders, and pre-tax income.
The Company benefits from a sizable and well-located lot supply, and as of March 31, 2016, the Company owned 13,551 lots, all of which are entitled, and had options to purchase an additional 4,484 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next three years. The Company has continued to experience increased cycle times in a number of its operating segments in the start of 2016, and the availability of qualified trades with the associated delays and cost increases are challenges faced by the Company and the entire homebuilding industry during 2015 and into 2016. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of Polygon Northwest Homes during 2014.

The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the three months ended March 31, 2016 the Company has closed 543 homes and recorded total revenues of $261.3 million. During the three months ended March 31, 2016, the Company used cash in operations of $59.5 million, which included investment in land acquisitions of $60.2 million, for net cash generated by operations of $0.7 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.
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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of March 31, 2016 and December 31, 2015, the amortizing notes had an unamortized carrying value of $12.4 million and $14.1 million, respectively.
The Company used the net proceeds from the offering of the TEUs to pay down approximately $111.2 million of outstanding debt under a senior unsecured bridge loan facility used to finance the Company's acquisition of Polygon Northwest Homes during 2014.

5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its offering of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.

As of March 31, 2016, the outstanding principal amount of the 5.75% Notes was $150.0 million, excluding deferred loan costs of $1.6 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
As of March 31, 2016 the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $3.6 million and deferred loan costs of $5.7 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including, the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of March 31, 2016, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.9 million and deferred loan costs of $5.5 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2016.

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
The Amended Facility contains various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The commitment fee on the unused portion of the Amended Facility currently accrues at an annual rate of 0.50%. The Company was in compliance with all covenants under the Amended Facility as of March 31, 2016.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Company and certain of the Company’s wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of March 31, 2016, the Company had $49.0 million outstanding against the Amended Facility at an effective rate of 3.50%, as well as a letter of credit for $8.6 million further reducing the amount available under the Amended Facility.
Construction Notes Payable

    The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of March 31, 2016 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2016	$33.4	$14.7	September, 2018	3.44%	(1)
January, 2016	35.0	17.6	February, 2019	3.68%	(2)
November, 2015	42.5	15.3	November, 2017	4.50%	(1)
August, 2015 (4)	14.2	2.8	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	10.4	August, 2017	4.50%	(1)
July, 2015	22.5	14.9	July, 2018	4.00%	(3)
April, 2015	18.5	13.2	October, 2017	4.00%	(3)
November, 2014	24.0	17.2	November, 2017	4.00%	(3)
November, 2014	22.0	15.5	November, 2017	4.00%	(3)
March, 2014	26.0	15.2	October, 2016	3.43%	(1)
	$275.6	$136.8
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.

Net Debt to Total Capital
The Company’s ratio of net debt to net book capital was 60.2% and 61.1% as of March 31, 2016 and December 31, 2015, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	March 31, 2016	December 31, 2015
	(dollars in thousands)
Notes payable and Senior Notes	$1,114,997	$1,105,776
Total equity	713,608	671,469
Total capital	$1,828,605	$1,777,245
Ratio of debt to total capital	61.0%	62.2%
Notes payable and Senior Notes	$1,114,997	$1,105,776
Less: Cash and cash equivalents and restricted cash	(36,303)	(50,707)
Net debt	1,078,694	1,055,069
Total equity	713,608	671,469
Total capital	$1,792,302	$1,726,538
Ratio of net debt to total capital	60.2%	61.1%
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
Cash Flows—Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
For the three months ended March 31, 2016 and 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to $59.5 million in the 2016 period from $61.1 million in the 2015 period. The change was primarily a result of (i) an increase in accrued expenses of $1.3 million in the 2016 period compared to an decrease of $11.2 million in the 2015 period primarily due to the timing of payments, (ii) a decrease in receivables of $2.4 million in the 2016 period compared to a negligible change in the 2015 period, and (iii) a negligible change in escrow proceeds receivable in the 2016 period compared to an increase of $4.3 million in the 2015 period due to the timing of homes closed, partially offset by (iv) a net increase in spending on real estate inventories-owned of $77.7 million in the 2016 period compared to spending of $63.1 million in the 2015 period, and (iv) an increase in accounts payable of $3.0 million in the 2016 period compared to an increase of $7.4 million in the 2015 period due to timing of payments.

•
Net cash provided by investing activities was $5.7 million in the 2016 period compared net cash used of $1.2 million in the 2015 period, primarily driven by (i) collections of related party notes of $6.2 million in the 2016 period with no comparable amount in the 2015 period, (ii) net cash paid to unconsolidated joint ventures of $1.0 million in the 2015 period, with no comparable amount in the 2016 period and (iii) purchases of property and equipment of $0.5 million in the 2016 period, compared to $0.2 million in the 2015 period.

•
Net cash provided by financing activities increased to $39.5 million in the 2016 period from $38.9 million in the 2015 period. The change was primarily the result of (i) net noncontrolling interest contributions of $31.8 million in the 2016 period versus net distributions of $5.4 million in the 2015 period and (ii) net borrowings of notes payable of $26.6 million in the 2016 period, with net payments of $0.8 million in the 2015 period, offset by (iii) net payments of $16.0 million against the revolving line of credit in the 2016 period versus net borrowing of $49.0 million in the 2015 period.

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

Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of March 31, 2016. The section for "Active Projects" includes only projects with lots owned as of March 31, 2016, lots consolidated in accordance with certain accounting principles as of March 31, 2016 or homes closed for the period ended March 31, 2016, and in each case, with an estimated year of first delivery of 2016 or earlier. The section for "Future Owned and Controlled" includes projects with lots owned as of March 31, 2016 but with an estimated year of first delivery of 2017 or later, parcels of undeveloped land held for future sale, and lots controlled as of March 31, 2016, in each case aggregated by county. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2016 (2)	Backlog at March 31, 2016 (3) (4)	Lots Owned as of March 31, 2016 (5)	Homes Closed for the Period Ended March 31, 2016	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Anaheim
Avelina	2016	38	—	—	38	—	$ 540,000 - 575,000
Buena Park
The Covey (7)	2016	67	—	—	67	—	$ 790,000 - 840,000
Cypress
Mackay Place (7)	2016	47	—	1	47	—	$ 838,000 - 896,000
Dana Point
Grand Monarch	2015	37	6	8	27	—	$ 2,604,000 - 2,904,000
Ladera Ranch
Artisan	2015	29	3	—	18	—	$ 2,550,000 - 3,025,000
Irvine
The Vine	2016	106	—	6	18	—	$ 485,000 - 620,000
Rancho Mission Viejo
Aurora (7)	2016	94	20	13	74	20	$ 454,000 - 589,000
Vireo (7)	2015	90	18	14	72	8	$ 575,000 - 635,000
Briosa (7)	2016	50	—	—	50	—	$ 935,000 - 1,055,000
Rancho Santa Margarita
Dahlia Court	2016	36	—	—	36	—	$ 499,000 - 619,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	8	6	94	2	$ 1,274,000 - 1,654,000
Lakewood
Canvas	2015	72	44	15	28	8	$ 443,000 - 487,000
Riverside County:
Riverside
SkyRidge	2014	90	19	1	71	1	$ 500,000 - 543,000
TurnLeaf
Crossings	2014	139	12	2	91	2	$ 495,000 - 549,000

Coventry	2015	161	6	2	115	—	$ 535,000 - 560,000
Eastvale
Nexus	2015	220	36	15	184	26	$ 338,000 - 362,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	17	4	60	5	$ 324,000 - 394,000
Citrus Pointe	2015	132	13	7	119	4	$ 339,000 - 404,000
Yucaipa
Cedar Glen	2015	143	74	17	69	4	$ 306,000 - 322,000
Alameda County
Dublin
Terrace Ridge	2015	36	18	17	18	3	$ 1,110,000 - 1,170,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Victory II	2014	104	68	13	36	6	$ 573,000 - 642,000
Victory III	2016	11	7	4	4	7	$ 573,000 - 642,000
Brentwood
Palmilla (7)
Cielo	2014	56	55	—	1	7	$ 399,000 - 454,000
Antioch
Oak Crest	2013	130	125	4	5	6	$ 443,000 - 488,000
San Joaquin County:
Tracy
Maplewood	2014	59	52	7	7	3	$ 450,000 - 532,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	55	53	55	8	$ 550,000 - 680,000
Mountain View
Guild 33	2015	33	28	5	5	22	$ 1,180,000 - 1,495,000
CALIFORNIA TOTAL		2,288	684	214	1,409	142

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2016 (2)	Backlog at March 31, 2016 (3) (4)	Lots Owned as of March 31, 2016 (5)	Homes Closed for the Period Ended March 31, 2016	Estimated Sales Price Range (6)
ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Estates	2012	153	145	8	8	5	$ 307,000 - 361,000
Meridian
Harvest	2015	448	61	46	387	17	$ 192,000 - 232,000
Homestead	2015	562	21	20	541	4	$ 230,000 - 300,000
Harmony	2015	505	14	10	491	5	$ 260,000 - 274,000
Horizons	2016	425	—	4	425	—	$ 292,000 - 360,000
Mesa

Lehi Crossing
Settlers Landing	2012	235	140	29	95	8	$ 234,490 - 269,490
Wagon Trail	2013	244	108	26	136	8	$ 249,000 - 305,000
Monument Ridge	2013	248	56	19	192	5	$ 279,000 - 370,000
Albany Village	2016	228	—	—	228	—	$ 182,000 - 231,000
Peoria
Rio Vista	2015	197	68	73	129	30	$ 196,000 - 223,000
ARIZONA TOTAL		3,245	613	235	2,632	82
NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	74	15	40	12	$ 219,000 - 239,000
Las Vegas
Serenity Ridge	2013	108	106	2	2	9	$ 478,000 - 558,000
Lyon Estates	2014	128	38	18	90	8	$ 408,000 - 538,000
Sterling Ridge
Grand	2014	137	57	19	80	2	$ 875,000 - 920,000
Premier	2014	62	50	4	12	1	$ 1,244,000 - 1,312,000
Allegra	2016	88	2	15	86	2	$ 523,000 - 542,000
Silver Ridge	2016	83	—	9	22	—	$ 1,294,000 - 1,362,000
Tuscan Cliffs	2015	77	13	7	64	1	$ 650,000 - 786,000
Brookshire
Estates	2015	35	10	13	25	7	$ 595,000 - 631,000
Heights	2015	98	17	3	81	5	$ 369,000 - 391,000
Charleston & 215 (7)
Affinity - Type 1	2016	192	—	—	192	—	$ 233,000 - 290,000
Affinity - Type 2	2016	117	—	—	117	—	$ 296,000 - 358,000
Affinity - Type 3	2016	96	—	—	96	—	$ 370,000 - 390,000
Affinity - Type 4	2016	80	—	—	80	—	$ 442,000 - 445,000
Henderson
Lago Vista	2016	52	1	3	51	1	$ 765,000 - 935,000
The Peaks	2016	88	—	—	88	—	$ 475-000 - 495,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	142	5	69	13	$ 154,000 - 183,000
Series II	2014	218	19	6	199	1	$ 221,000 - 304,000
NEVADA TOTAL		1,984	529	119	1,394	62

COLORADO
Arapahoe County
Aurora Southshore
Hometown I	2014	68	44	15	24	3	$ 359,000 - 385,000
Generations	2014	15	13	—	2	2	$ 401,000 - 494,000
Harmony	2015	10	7	1	3	1	$ 418,000 - 509,000
Signature I	2015	7	3	3	4	2	$ 538,000 - 591,000
Hometown II	2016	30	2	—	28	2	$ 384,000 - 417,000
Artistry	2016	61	2	6	59	2	$ 420,000 - 481,000
Centennial
Greenfield	2016	35	—	—	35	—	$ 440,000 - 495,000
Douglas County
Castle Rock
Cliffside	2014	49	31	10	18	4	$ 518,000 - 596,000

Grand County
Granby
Granby Ranch	2012	19	19	—	—	1	(8)
Jefferson County
Arvada
Candelas Sundance	2014	66	64	1	2	4	$ 391,000 - 440,000
Candelas II
Generations	2015	91	9	14	82	6	$ 405,000 - 481,000
Tapestry	2015	110	1	3	109	1	$ 444,000 - 525,000
Leydon Rock
Garden	2014	56	19	8	37	2	$ 406,000 - 446,000
Park	2015	78	46	11	32	9	$ 387,000 - 452,000
Larimer County
Fort Collins
Timnath Ranch
Sonnet	2014	179	31	7	148	1	$ 388,000 - 461,000
Park	2014	92	36	12	56	9	$ 359,000 - 394,000
Loveland
Lakes at Centerra	2015	200	15	12	51	4	$ 358,000 - 398,000
COLORADO TOTAL		1,166	342	103	690	53

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2016 (2)	Backlog at March 31, 2016 (3) (4)	Lots Owned as of March 31, 2016 (5)	Homes Closed for the Period Ended March 31, 2016	Estimated Sales Price Range (6)
WASHINGTON (9)
King County:
The Brownstones at Issaquah Highlands	2014	176	137	11	39	23	$ 519,990 - 649,990
The Towns at Mill Creek Meadows	2014	122	122	—	—	5	(8)
Bryant Heights	2015	89	8	2	81	5	$ 535,990 - 1,390,000
Highcroft at Sammamish	2016	121	—	14	77	—	$ 874,990 - 1,049,990
Peasley Canyon	2016	153	—	3	—	—	$ 389,990 - 459,990
Ridgeview Townhomes	2016	40	—	—	40	—	$ 399,990 - 515,990
High Point Block 34	2016	54	—	—	54	—	$ 335,990 - 545,990
North Bend Cottages	2016	37	—	—	37	—	$ 375,990 - 455,990
Snohomish County:
The Reserve at North Creek	2014	127	123	4	4	2	$ 549,990 - 564,990
Silverlake Center	2015	100	61	10	39	16	$ 246,990 - 329,990
Riverfront	2016	425	—	—	425	—	$ 249,990 - 499,990
Pierce County:
Spanaway 230	2015	230	64	16	166	17	$ 234,990 - 349,990
WASHINGTON TOTAL		1,674	515	60	962	68

OREGON (9)
Clackamas County:
Calais at Villebois - Rumpf Alley	2015	58	45	5	13	2	$ 419,990 - 459,990

Calais at Villebois - Rumpf Traditional	2015	26	24	2	2	9	$ 499,990 - 579,500
Villebois	2014	183	144	4	39	5	$ 284,990 - 469,990
Villebois Zion III - Alley	2015	51	24	4	27	8	$ 329,990 - 389,990
Villebois Lund Cottages	2015	75	27	7	48	7	$ 254,990 - 289,990
Villebois Lund Townhomes	2015	42	8	2	34	4	$ 239,990 - 259,990
Villebois Lund Alley	2015	88	4	7	84	2	$ 304,990 - 354,990
Grande Pointe at Villebois	2016	100	—	3	100	—	$ 439,990 - 589,990
Villebois V	2016	93	—	—	93	—	$ 304,990 - 354,990
Villebois Village Center 75 & 83 & 80	2016	149	—	—	149	—	$ 237,990 - 258,990
Washington County:
Baseline Woods	2014	130	113	1	17	—	$ 289,990 - 379,990
Baseline Woods SFD II	2015	102	77	24	25	29	$ 329,990 - 454,990
Cornelius Pass	2016	157	—	—	157	—	$ 234,990 - 239,990
Murray & Weir	2014	81	78	3	3	6	$ 394,990 - 424,990
Twin Creeks at Cooper Mountain	2014	94	61	14	33	7	$ 479,990 - 614,990
Bethany West - Alley	2015	94	34	12	27	4	$ 374,990 - 459,990
Bethany West - Cottage	2015	61	17	13	22	1	$ 319,990 - 389,990
Bethany West - Traditional	2015	82	58	1	3	13	$ 569,990 - 664,990
Bethany West - Townhomes	2016	32	—	—	—	—	$ 264,990 - 284,990
Bethany West - Weisenfluh	2016	36	1	10	35	1	$ 569,990 - 659,990
BM2 West River Terrace - Townhomes	2016	46	—	—	—	—	$ 264,990 - 294,990
BM2 West River Terrace - Alley	2016	60	—	—	2	—	$ 364,990 - 409,990
BM2 West River Terrace - Med/Std	2016	31	—	—	2	—	$ 464,990 -564,990
Bull Mountain Dickson	2016	82	—	—	82	—	$ 539,990 - 649,990
Orenco Woods SFD	2015	71	64	7	7	21	$ 359,990 - 519,990
North Plains at Sunset Ridge	2015	104	36	35	68	17	$ 324,990 - 429,990
OREGON TOTAL		2,128	815	154	1,072	136

Future Owned and Controlled (by County)					Lots Owned or Controlled as of March 31, 2016 (10)
CALIFORNIA
Orange County					357
Los Angeles County					114
Riverside County					76
San Bernardino County					70
Alameda County					594
Contra Costa County					296
Sonoma County					54
ARIZONA
Maricopa County (11)					2,490
NEVADA
Nye County (11)					1,925
Clark County					64

COLORADO
Grand County (11)				25
Larimer County				134
Arapahoe				30
Denver				688
WASHINGTON
King County				895
Snohomish County				74
OREGON
Clackamas County				197
Washington County				1,793
TOTAL FUTURE				9,876

GRAND TOTALS	12,485	3,498	885	18,035	543

(1)
The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes. Includes lots owned, controlled or previously closed as of periods presented.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of March 31, 2016, 794 represent homes completed or under construction.

(5)	Lots owned as of March 31, 2016 include lots in backlog at March 31, 2016.

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

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Project is completely sold out, therefore the sales price range is not applicable as of March 31, 2016.

(9)
The Company's Washington and Oregon segments were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed are from acquisition date through March 31, 2016.

(10)
Includes projects with lots owned as of March 31, 2016 but with an estimated year of first delivery of 2017 or later, as well as lots controlled as of March 31, 2016, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2016. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

(11)	Represents a parcel of undeveloped land held for future sale. It is unknown when the Company plans to develop homes on this land.
Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company’s most critical accounting policies are debtor in possession accounting;

fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; business combinations; and income taxes. Management believes that there have been no significant changes to these policies during the three months ended March 31, 2016, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at March 31, 2016 of $185.8 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended March 31, 2016 was 3.50%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.9 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of March 31, 2016 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at March 31, 2016
	2016	2017	2018	2019	2020
Fixed rate debt	$—	$12,390	$—	$150,000	$425,000	$350,000	$937,390	$921,577
Interest rate	—%	5.5%	—%	5.75%	8.50%	7.0%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2016. The Company does not enter into or hold derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of March 31, 2016, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of March 31, 2016, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WILLIAM LYON HOMES
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. These matter are subject to many uncertainties and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. Nevertheless, in the opinion of the Company’s management, the Company does not have any currently pending litigation of which the outcome will have a material adverse effect on the Company’s operations or financial position.

Item 1A.	Risk Factors
You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased from certain employees of the Company during the three month period ended March 31, 2016. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended March 31, 2016.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
January 31, 2016	—	N/A
February 29, 2016	—	N/A
March 31, 2016	69,912	$11.87
Total	69,912

Except as set forth above, the Company did not repurchase any of its equity securities during the three month period ended March 31, 2016.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

10.1†+	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (Performance Based).

10.2†+	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement.

10.3†	Offer letter by and between William Lyon Homes, Inc. and General William Lyon, dated as of March 22, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 22, 2016)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

+	Filed herewith

†	Management contract or compensatory agreement

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: May 9, 2016	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

10.1†+	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (Performance Based).

10.2†+	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement.

10.3†	Offer letter by and between William Lyon Homes, Inc. and General William Lyon, dated as of March 22, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 22, 2016)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbased Document.

+	Filed herewith

†	Management contract or compensatory agreement

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