Form 10-Q
period 2016-06-30
WILLIAM LYON HOMES
filed 2016-08-08
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 5, 2016
Common stock, Class A, par value $0.01	27,866,275
Common stock, Class B, par value $0.01	3,813,884

WILLIAM LYON HOMES

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings and deliveries; leverage ratios; revenues and average selling prices of deliveries; sales price ranges for active and future communities; global and domestic economic conditions; market and industry trends; profitability and gross margins; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; debt maturities; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this quarterly report on Form 10-Q will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to: the availability of labor and homebuilding materials and increased construction cycle times; adverse weather conditions, including but not limited to the continued drought in California and the Southwest; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; conditions in the Company’s recently entered markets and recently acquired operations; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry and credit markets; uncertainties in the capital and securities markets; terrorism or other hostilities involving the United States; changes in governmental laws, regulations and decisions, and increased costs, fees and delays associated therewith; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; uncertainties regarding the U.S. presidential election; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; whether the Company is able to pay off or refinance the outstanding balances of its debt obligations at their maturity and comply with other restrictive debt covenants; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$39,764	$50,203
Restricted cash — Note 1	—	504
Receivables	6,730	14,838
Escrow proceeds receivable	2,301	3,041
Real estate inventories — Note 5	1,828,847	1,675,106
Investment in joint ventures — Note 3	7,274	5,413
Goodwill	66,902	66,902
Intangibles, net of accumulated amortization of $4,640 as of June 30, 2016 and December 31, 2015	6,700	6,700
Deferred income taxes, net	79,846	79,726
Other assets, net	18,526	21,017
Total assets	$2,056,890	$1,923,450
LIABILITIES AND EQUITY
Accounts payable	$89,093	$75,881
Accrued expenses	73,855	70,324
Notes payable — Note 6	239,390	175,181
Subordinated amortizing notes — Note 6	10,692	14,066
5 3/4% Senior Notes due April 15, 2019 — Note 6	148,555	148,295
8 1/2% Senior Notes due November 15, 2020 — Note 6	422,872	422,896
7% Senior Notes due August 15, 2022 — Note 6	345,661	345,338
	1,330,118	1,251,981
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,894,438 and 28,363,879 shares issued, 27,866,275 and 27,657,435 outstanding at June 30, 2016 and December 31, 2015, respectively	289	284
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at June 30, 2016 and December 31, 2015	38	38
Additional paid-in capital	415,344	413,810
Retained earnings	241,538	217,963
Total William Lyon Homes stockholders’ equity	657,209	632,095
Noncontrolling interests — Note 2	69,563	39,374
Total equity	726,772	671,469
Total liabilities and equity	$2,056,890	$1,923,450
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating revenue
Home sales	$325,059	$247,740	$586,354	$437,455
Construction services — Note 1	594	6,955	3,724	14,408
	325,653	254,695	590,078	451,863
Operating costs
Cost of sales — homes	(268,638)	(200,248)	(483,809)	(354,329)
Construction services — Note 1	(548)	(5,898)	(3,372)	(11,927)
Sales and marketing	(18,112)	(14,904)	(33,105)	(27,128)
General and administrative	(16,685)	(13,415)	(34,519)	(27,363)
Amortization of intangible assets	—	(462)	—	(665)
Other	(487)	(421)	(810)	(957)
	(304,470)	(235,348)	(555,615)	(422,369)
Operating income	21,183	19,347	34,463	29,494
Equity in income of unconsolidated joint ventures	1,194	515	2,375	763
Other income, net	228	642	753	1,423
Income before provision for income taxes	22,605	20,504	37,591	31,680
Provision for income taxes — Note 9	(7,519)	(7,254)	(12,564)	(10,824)
Net income	15,086	13,250	25,027	20,856
Less: Net income attributable to noncontrolling interests	(525)	(973)	(1,452)	(1,897)
Net income available to common stockholders	$14,561	$12,277	$23,575	$18,959
Income per common share:
Basic	$0.40	$0.34	$0.64	$0.52
Diluted	$0.38	$0.32	$0.62	$0.50
Weighted average common shares outstanding:
Basic	36,786,268	36,565,369	36,719,057	36,514,962
Diluted	38,356,722	38,026,866	38,302,047	37,876,696
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2015	32,178	$322	$413,810	$217,963	$39,374	$671,469
Net income	—	—	—	23,575	1,452	25,027
Cash contributions from members of consolidated entities	—	—	—	—	33,963	33,963
Cash distributions to members of consolidated entities	—	—	—	—	(5,226)	(5,226)
Shares remitted to Company to satisfy employee tax obligations	(70)	(1)	(843)	—	—	(844)
Stock based compensation expense	600	6	2,555	—	—	2,561
Reversal of excess income tax benefit from stock based awards	—	—	(178)	—	—	(178)
Balance - June 30, 2016	32,708	$327	$415,344	$241,538	$69,563	$726,772
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating activities
Net income	$25,027	$20,856
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,005	1,407
Net change in deferred income taxes	(120)	(1,786)
Stock based compensation expense	2,561	3,157
Equity in earnings of unconsolidated joint ventures	(2,375)	(763)
Distributions from unconsolidated joint ventures	617	362
Net changes in operating assets and liabilities:
Restricted cash	504	—
Receivables	1,817	740
Escrow proceeds receivable	740	(5,338)
Real estate inventories	(123,186)	(137,049)
Other assets	1,870	(4,161)
Accounts payable	13,212	17,702
Accrued expenses	3,423	(67)
Net cash used in operating activities	(74,905)	(104,940)
Investing activities
Investments in and advances to unconsolidated joint ventures	—	(1,000)
Collection of related party note receivable	6,188	—
Purchases of property and equipment	(619)	(247)
Net cash provided by (used in) investing activities	5,569	(1,247)
Financing activities
Proceeds from borrowings on notes payable	82,869	28,394
Principal payments on notes payable	(42,099)	(11,848)
Proceeds from borrowings on Revolver	120,000	144,000
Payments on Revolver	(126,000)	(40,000)
Principal payments on subordinated amortizing notes	(3,374)	(3,368)
Payment of deferred loan costs	(214)	(799)
Proceeds from stock options exercised	—	106
Shares remitted to, or withheld by the Company for employee tax withholding	(844)	(1,632)
Excess income tax benefit from stock based awards	(178)	—
Noncontrolling interest contributions	33,963	5,625
Noncontrolling interest distributions	(5,226)	(6,417)
Net cash provided by financing activities	58,897	114,061
Net (decrease) increase in cash and cash equivalents	(10,439)	7,874
Cash and cash equivalents — beginning of period	50,203	52,771
Cash and cash equivalents — end of period	$39,764	$60,645

Cash paid during the period for income taxes	$2,210	$100
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable related to land acquisition	$29,439	$9,500
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2016 and December 31, 2015 and revenues and expenses for the three and six month periods ended June 30, 2016 and 2015. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the six months ended June 30, 2016 the Company sold three parcels of land resulting in no gain or loss.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the six months ended June 30, 2016 and 2015, are as follows (in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Warranty liability, beginning of period	$18,117	$18,155
Warranty provision during period	3,288	3,057
Warranty payments during period	(6,140)	(3,767)
Warranty charges related to construction services projects	128	594
Warranty liability, end of period	$15,393	$18,039
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Interest activity for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest incurred	$20,558	$18,611	$40,819	$36,644
Less: Interest capitalized	20,558	18,611	40,819	36,644
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$24,767	$23,325	$39,678	$35,025
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2016 and December 31, 2015. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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

Note 2—Variable Interest Entities and Noncontrolling Interests
As of June 30, 2016 and December 31, 2015, the Company was party to eleven and eight joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of June 30, 2016 and December 31, 2015.
As of June 30, 2016, the assets of the consolidated VIEs totaled $242.9 million, of which $4.1 million was cash and cash equivalents and $237.3 million was real estate inventories. The liabilities of the consolidated VIEs totaled $140.9 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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

Note 3—Investments in Unconsolidated Joint Ventures

The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues	$5,311	$2,828	$9,278	$3,534
Cost of sales	(2,597)	(1,624)	(4,522)	(2,006)
Income of unconsolidated joint ventures	$2,714	$1,204	$4,756	$1,528

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three and six months ended June 30, 2016, and 2015, the Company recorded income of $1.2 million and $2.4 million, and $0.5 million and $0.8 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.

During the three and six months ended June 30, 2016, and 2015, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint ventures were determined to be impaired.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	June 30, 2016	December 31, 2015
Assets
Cash	$9,348	$6,340
Loans held for sale	21,885	29,312
Accounts receivable	1,076	309
Other assets	51	390
Total Assets	$32,360	$36,351

Liabilities and Equity
Accounts payable	$469	$651
Accrued expenses	832	774
Credit lines payable	20,240	27,350
Other liabilities	12	515
Members equity	10,807	7,061
Total Liabilities and Equity	$32,360	$36,351

Note 4—Segment Information
The Company operates one principal homebuilding business. In accordance with FASB ASC Topic 280, Segment Reporting ("ASC 280"), the Company has determined that each of its operating divisions is an operating segment. The Company’s President and Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating revenue:
California (1)	$101,795	$87,661	$197,679	$174,454
Arizona	35,594	10,508	56,641	17,694
Nevada	48,655	30,771	79,396	58,013
Colorado	24,176	27,404	50,569	45,593
Washington	37,364	46,186	70,265	77,466
Oregon	78,069	52,165	135,528	78,643
Total operating revenue	$325,653	$254,695	$590,078	$451,863

(1) Operating revenue in the California segment includes construction services revenue.
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Income before provision for income taxes
California	$7,965	$11,765	$17,888	$21,077
Arizona	3,496	306	4,995	610
Nevada	4,738	2,687	7,296	6,049
Colorado	872	809	1,301	639
Washington	2,445	4,319	3,868	6,892
Oregon	11,028	5,866	17,986	8,111
Corporate	(7,939)	(5,248)	(15,743)	(11,698)
Income before provision for income taxes	$22,605	$20,504	$37,591	$31,680

	June 30, 2016	December 31, 2015
Homebuilding assets:
California	$756,983	$721,066
Arizona	205,461	197,828
Nevada	208,746	183,019
Colorado	121,688	118,307
Washington	329,452	249,615
Oregon	239,668	228,183
Corporate (1)	194,892	225,432
Total homebuilding assets	$2,056,890	$1,923,450

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, and other assets.

Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Real estate inventories:
Land deposits	$65,004	$61,514
Land and land under development	1,034,731	1,013,650
Homes completed and under construction	616,889	495,966
Model homes	112,223	103,976
Total	$1,828,847	$1,675,106

Note 6—Senior Notes, Secured, and Unsecured Indebtedness
Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Notes payable:
Construction notes payable	$150,951	$110,181
Seller financing	29,439	—
Revolving line of credit	59,000	65,000
Total notes payable	239,390	175,181

Subordinated amortizing notes	10,692	14,066

Senior notes:
5 3/4% Senior Notes due April 15, 2019	148,555	148,295
8 1/2% Senior Notes due November 15, 2020	422,872	422,896
7% Senior Notes due August 15, 2022	345,661	345,338
Total senior notes	917,088	916,529

Total notes payable and senior notes	$1,167,170	$1,105,776

As of June 30, 2016, the maturities of the Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 8 1/2% Senior Notes, and 7% Senior Notes are as follows (in thousands):

Year Ending December 31,
2016	$16,636
2017	149,683
2018	44,327
2019	189,436
2020	425,000
Thereafter	350,000
$1,175,082

Maturities above exclude premium on the 8 1/2% and 7% Senior Notes in an aggregate of $4.2 million, and deferred loan costs on the 5 3/4%, 8 1/2% and 7% Senior Notes of $12.1 million as of June 30, 2016.

Notes Payable
Construction Notes Payable

The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate are listed in the table below as of June 30, 2016 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2016	$33.4	$14.9	September, 2018	3.45%	(1)
January, 2016	35.0	18.3	February, 2019	3.72%	(2)
November, 2015	42.5	16.3	November, 2017	4.50%	(1)
August, 2015 (4)	14.2	1.7	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	8.3	August, 2017	4.50%	(1)
July, 2015	22.5	21.2	July, 2018	4.00%	(3)
April, 2015	18.5	18.4	October, 2017	4.00%	(3)
November, 2014	24.0	18.2	November, 2017	4.00%	(3)
November, 2014	22.0	17.0	November, 2017	4.00%	(3)
March, 2014	26.0	16.6	October, 2016	3.45%	(1)
	$275.6	$150.9
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.
Seller Financing
At June 30, 2016, the Company had $29.4 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest a rate of 7% per annum, is secured by the underlying land, and matures in June 2018.
Revolving Line of Credit
On July 1, 2016, subsequent to the period ended June 30, 2016, William Lyon Homes, Inc., a California corporation ("California Lyon") and Parent entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”), pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (as so further amended and restated, the “Second Amended Facility”). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019 is equal to or greater than the sum of (a) 50% of the Consolidated EBITDA (as defined in the Second Amended Facility) of California Lyon, Parent, certain of the Parent’s direct and indirect wholly owned subsidiaries (together with California Lyon and Parent, the “Loan Parties”) and their Restricted Subsidiaries (as defined in the Second Amended Facility) for the four-

quarter period ending September 30, 2018, plus (b) the Liquidity (as defined in the Second Amended Facility) of the Loan Parties and their consolidated subsidiaries on the Springing Termination Date.
Prior to the entry into the Second Amended Facility as described above, and as in place as of June 30, 2016, on March 27, 2015, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement for a revolving credit facility of up to $100 million was amended and restated in its entirety (as so amended and restated, the “Amended Facility”). The Amended Facility amended and restated the Company's previous $100 million revolving credit facility and provided for total lending commitments of $130.0 million. In addition, the Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances (up from a maximum aggregate of $125.0 million under the previous facility), as well as a sublimit of $50.0 million for letters of credit, and extended the maturity date of the previous facility by one year to August 7, 2017.
Both the Second Amended Facility and the Amended Facility that was in place at June 30, 2016 (hereinafter, as applicable, the “Amended Facility”) contain various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of June 30, 2016, the commitment fee on the unused portion of the Amended Facility accrues at an annual rate of 0.50%.  The Company was in compliance with all covenants under the Amended Facility as of June 30, 2016.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s direct and indirect wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of June 30, 2016 and December 31, 2015, the Company had $59.0 million and $65.0 million outstanding against the Amended Facility, respectively, at effective rates of 4.04% and 3.32%, respectively as well as a letter of credit for $8.6 million outstanding at both dates.

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

Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of June 30, 2016 and December 31, 2015, the amortizing notes had an unamortized carrying value of $10.7 million and $14.1 million, respectively.
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
As of June 30, 2016, the outstanding principal amount of the 5.75% Notes was $150 million, excluding deferred loan costs of $1.4 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of June 30, 2016 the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $3.3 million and deferred loan costs of $5.4 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

As of June 30, 2016 the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.9 million and deferred loan costs of $5.2 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of June 30, 2016.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of June 30, 2016 and December 31, 2015; consolidating statements of operations for the three and six months ended June 30, 2016 and 2015; and consolidating statements of cash flows for the six month periods ended June 30, 2016 and 2015, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of June 30, 2016 and December 31, 2015, and for the three and six month periods ended June 30, 2016 and 2015.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of June 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$34,723	$563	$4,478	$—	$39,764
Restricted cash	—	—	—	—	—	—
Receivables	—	2,810	680	3,240	—	6,730
Escrow proceeds receivable	—	887	1,414	—	—	2,301
Real estate inventories	—	945,690	631,365	251,792	—	1,828,847
Investment in unconsolidated joint ventures	—	7,124	150	—	—	7,274
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	79,846	—	—	—	79,846
Other assets, net	—	17,056	1,176	294	—	18,526
Investments in subsidiaries	657,209	(26,354)	(592,218)	—	(38,637)	—
Intercompany receivables	—	—	245,506	—	(245,506)	—
Total assets	$657,209	$1,075,991	$348,029	$259,804	$(284,143)	$2,056,890
LIABILITIES AND EQUITY
Accounts payable	$—	$63,320	$20,533	$5,240	$—	$89,093
Accrued expenses	—	68,725	5,025	105	—	73,855
Notes payable	—	98,481	—	140,909	—	239,390
Subordinated amortizing notes	—	10,692	—	—	—	10,692
5 3/4% Senior Notes	—	148,555	—	—	—	148,555
8 1/2% Senior Notes	—	422,872	—	—	—	422,872
7% Senior Notes	—	345,661	—	—	—	345,661
Intercompany payables	—	175,165	—	70,341	(245,506)	—
Total liabilities	—	1,333,471	25,558	216,595	(245,506)	1,330,118
Equity
William Lyon Homes stockholders’ equity (deficit)	657,209	(257,480)	322,471	(26,354)	(38,637)	657,209
Noncontrolling interests	—	—	—	69,563	—	69,563
Total liabilities and equity	$657,209	$1,075,991	$348,029	$259,804	$(284,143)	$2,056,890

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$137,673	$175,203	$12,183	$—	$325,059
Construction services	—	594	—	—	—	594
Management fees	—	(366)	—	—	366	—
	—	137,901	175,203	12,183	366	325,653
Operating costs
Cost of sales	—	(112,950)	(144,473)	(10,849)	(366)	(268,638)
Construction services	—	(548)	—	—	—	(548)
Sales and marketing	—	(5,925)	(9,332)	(2,855)	—	(18,112)
General and administrative	—	(13,475)	(3,210)	—	—	(16,685)
Other	—	(358)	(129)	—	—	(487)
	—	(133,256)	(157,144)	(13,704)	(366)	(304,470)
Income from subsidiaries	14,561	1,687	—	—	(16,248)	—
Operating income	14,561	6,332	18,059	(1,521)	(16,248)	21,183
Equity in income from unconsolidated joint ventures	—	859	335	—	—	1,194
Other income (expense), net	—	550	(6)	(316)	—	228
Income before provision for income taxes	14,561	7,741	18,388	(1,837)	(16,248)	22,605
Provision for income taxes	—	(7,519)	—	—	—	(7,519)
Net income	14,561	222	18,388	(1,837)	(16,248)	15,086
Less: Net income attributable to noncontrolling interests	—	—	—	(525)	—	(525)
Net income available to common stockholders	$14,561	$222	$18,388	$(2,362)	$(16,248)	$14,561

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$104,998	$136,263	$6,479	$—	$247,740
Construction services	—	6,955	—	—	—	6,955
Management fees	—	(195)	—	—	195	—
	—	111,758	136,263	6,479	195	254,695
Operating costs
Cost of sales	—	(80,482)	(114,216)	(5,355)	(195)	(200,248)
Construction services	—	(5,898)	—	—	—	(5,898)
Sales and marketing	—	(6,412)	(7,776)	(716)	—	(14,904)
General and administrative	—	(10,669)	(2,746)	—	—	(13,415)
Amortization of intangible assets	—	(462)	—	—	—	(462)
Other	—	(646)	225	—	—	(421)
	—	(104,569)	(124,513)	(6,071)	(195)	(235,348)
Income from subsidiaries	12,277	276	—	—	(12,553)	—
Operating income (loss)	12,277	7,465	11,750	408	(12,553)	19,347
Equity in income from unconsolidated joint ventures	—	245	270	—	—	515
Other income (expense), net	—	840	(14)	(184)	—	642
Income (loss) before provision for income taxes	12,277	8,550	12,006	224	(12,553)	20,504
Provision for income taxes	—	(7,254)	—	—	—	(7,254)
Net income (loss)	12,277	1,296	12,006	224	(12,553)	13,250
Less: Net income attributable to noncontrolling interests	—	—	—	(973)	—	(973)
Net income (loss) available to common stockholders	$12,277	$1,296	$12,006	$(749)	$(12,553)	$12,277

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$238,497	$313,003	$34,854	$—	$586,354
Construction services	—	3,724	—	—	—	3,724
Management fees	—	(1,046)	—	—	1,046	—
	—	241,175	313,003	34,854	1,046	590,078
Operating costs
Cost of sales	—	(191,829)	(260,033)	(30,901)	(1,046)	(483,809)
Construction services	—	(3,372)	—	—	—	(3,372)
Sales and marketing	—	(11,875)	(16,957)	(4,273)	—	(33,105)
General and administrative	—	(27,481)	(7,038)	—	—	(34,519)
Amortization of intangible assets	—	—	—	—	—	—
Other	—	(727)	(83)	—	—	(810)
	—	(235,284)	(284,111)	(35,174)	(1,046)	(555,615)
Income from subsidiaries	23,575	3,924	—	—	(27,499)	—
Operating income (loss)	23,575	9,815	28,892	(320)	(27,499)	34,463
Equity in income from unconsolidated joint ventures	—	1,861	514	—	—	2,375
Other income (expense), net	—	1,323	(15)	(555)	—	753
Income (loss) before provision for income taxes	23,575	12,999	29,391	(875)	(27,499)	37,591
Provision for income taxes	—	(12,564)	—		—	(12,564)
Net income (loss)	23,575	435	29,391	(875)	(27,499)	25,027
Less: Net income attributable to noncontrolling interests	—	—	—	(1,452)	—	(1,452)
Net income (loss) available to common stockholders	$23,575	$435	$29,391	$(2,327)	$(27,499)	$23,575

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$194,542	$219,397	$23,516	$—	$437,455
Construction services	—	14,408	—	—	—	14,408
Management fees	—	(706)	—	—	706	—
	—	208,244	219,397	23,516	706	451,863
Operating costs
Cost of sales	—	(149,358)	(184,600)	(19,665)	(706)	(354,329)
Construction services	—	(11,927)	—	—	—	(11,927)
Sales and marketing	—	(12,166)	(13,300)	(1,662)	—	(27,128)
General and administrative	—	(21,988)	(5,375)	—		(27,363)
Amortization of intangible assets	—	(665)	—	—	—	(665)
Other	—	(1,782)	825	—	—	(957)
	—	(197,886)	(202,450)	(21,327)	(706)	(422,369)
Income from subsidiaries	18,959	(6,468)	—	—	(12,491)	—
Operating income (loss)	18,959	3,890	16,947	2,189	(12,491)	29,494
Equity in income from unconsolidated joint ventures	—	245	518	—	—	763
Other income (expense), net	—	5,206	4,799	(8,582)	—	1,423
Income (loss) before provision for income taxes	18,959	9,341	22,264	(6,393)	(12,491)	31,680
Provision for income taxes	—	(10,824)	—	—	—	(10,824)
Net income (loss)	18,959	(1,483)	22,264	(6,393)	(12,491)	20,856
Less: Net income attributable to noncontrolling interests	—	—	—	(1,897)	—	(1,897)
Net income (loss) available to common stockholders	$18,959	$(1,483)	$22,264	$(8,290)	$(12,491)	$18,959

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(1,539)	$33,612	$(22,138)	$(86,379)	$1,539	$(74,905)
Investing activities
Collection of related party note receivable	—	6,188	—	—	—	6,188
Purchases of property and equipment	—	(647)	44	(16)	—	(619)
Investments in subsidiaries	—	(4,244)	30,672	—	(26,428)	—
Net cash (used in) provided by investing activities	—	1,297	30,716	(16)	(26,428)	5,569
Financing activities
Proceeds from borrowings on notes payable	—	2,211	—	80,658	—	82,869
Principal payments on notes payable	—	(8,084)	—	(34,015)		(42,099)
Proceeds from borrowings on Revolver	—	120,000	—	—		120,000
Payments on Revolver	—	(126,000)	—	—	—	(126,000)
Principal payments on subordinated amortizing notes	—	(3,374)	—	—	—	(3,374)
Payment of deferred loan costs	—	(214)	—	—	—	(214)
Shares remitted to or withheld by Company for employee tax withholding	—	(844)	—	—	—	(844)
Excess income tax benefit from stock based awards	—	(178)	—	—	—	(178)
Noncontrolling interest contributions	—	—	—	33,963	—	33,963
Noncontrolling interest distributions	—	—	—	(5,226)	—	(5,226)
Advances to affiliates	—	—	(4,480)	10,495	(6,015)	—
Intercompany receivables/payables	1,539	(28,035)	(6,258)	1,850	30,904	—
Net cash provided by (used in) financing activities	1,539	(44,518)	(10,738)	87,725	24,889	58,897
Net (decrease) increase in cash and cash equivalents	—	(9,609)	(2,160)	1,330	—	(10,439)
Cash and cash equivalents at beginning of period	—	44,332	2,723	3,148	—	50,203
Cash and cash equivalents at end of period	$—	$34,723	$563	$4,478	$—	$39,764

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(1,631)	$(98,069)	$13,591	$(20,462)	$1,631	$(104,940)
Investing activities
Investments in and advances to unconsolidated joint ventures	—	(1,000)	—	—	—	(1,000)
Purchases of property and equipment	—	(303)	41	15	—	(247)
Investments in subsidiaries	—	(5,004)	(6,627)	—	11,631	—
Net cash (used in) provided by investing activities	—	(6,307)	(6,586)	15	11,631	(1,247)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	28,394	—	28,394
Principal payments on notes payable	—	(2,385)	(162)	(9,301)	—	(11,848)
Proceeds from borrowings on Revolver	—	144,000	—	—	—	144,000
Payments on revolver	—	(40,000)	—	—	—	(40,000)
Principal payments on subordinated amortizing notes	—	(3,368)	—	—	—	(3,368)
Payment of deferred loan costs	—	(799)	—	—	—	(799)
Proceeds from exercise of stock options	—	106	—	—	—	106
Shares remitted to Company for employee tax witholding	—	(1,632)	—	—	—	(1,632)
Noncontrolling interest contributions	—	—	—	5,625	—	5,625
Noncontrolling interest distributions	—	—	—	(6,417)	—	(6,417)
Advances to affiliates	—	—	(4,807)	6,826	(2,019)	—
Intercompany receivables/payables	1,631	12,599	(1,845)	(1,142)	(11,243)	—
Net cash provided by (used in) financing activities	1,631	108,521	(6,814)	23,985	(13,262)	114,061
Net increase in cash and cash equivalents	—	4,145	191	3,538	—	7,874
Cash and cash equivalents at beginning of period	—	48,462	573	3,736	—	52,771
Cash and cash equivalents at end of period	$—	$52,607	$764	$7,274	$—	$60,645

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2016 and December 31, 2015, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$239,390	$239,390	$175,181	$175,181
Subordinated amortizing notes	$10,692	$8,704	$14,066	$12,122
5 3/4% Senior Notes due 2019	$148,555	$147,750	$148,295	$147,750
8 1/2% Senior Notes due 2020	$422,872	$442,000	$422,896	$449,438
7% Senior Notes due 2022	$345,661	$348,250	$345,338	$350,875
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

Note 8—Related Party Transactions

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and a wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft (the “Aircraft”). The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note was secured by the Aircraft and required semiannual interest payments to California Lyon of approximately $0.1 million. The note provided for a maturity date in September 2016. During the six months ended June 30, 2016 the promissory note was paid in full by the borrower prior to the September 2016 maturity date, along with all accrued interest to date.
Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 33.3% and 33.4%, and 35.4% and 34.2% for the three and six months ended June 30, 2016 and 2015, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests and the domestic production activities deduction.
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2016 the Company’s had no amounts recorded as a valuation allowance against its deferred tax assets.
At June 30, 2016, the Company had no remaining federal net operating loss carryforwards and $54.6 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of June 30, 2016, the Company had unused federal and state built-in losses of $53.2 million and $7.5 million, respectively. The five year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at June 30, 2016, which have an indefinite life.
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

Note 10—Income Per Common Share
Basic and diluted income per common share for the three and six months ended June 30, 2016 and 2015 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Basic weighted average number of common shares outstanding	36,786,268	36,565,369	36,719,057	36,514,962
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	675,524	1,461,497	688,060	1,361,734
Tangible equity units	894,930	—	894,930	—
Diluted average shares outstanding	38,356,722	38,026,866	38,302,047	37,876,696
Net income available to common stockholders	$14,561	$12,277	$23,575	$18,959
Basic income per common share	$0.40	$0.34	$0.64	$0.52
Dilutive income per common share	$0.38	$0.32	$0.62	$0.50
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	240,000	240,000	240,000	120,000
Warrants	1,907,551	—	1,907,551	—
Tangible equity units	—	894,930	—	894,930

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
During the six months ended June 30, 2016, the Company granted 259,797 shares of restricted stock, and 566,092 shares of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and six months ended June 30, 2016 and 2015 of $1.1 million and $2.6 million, and $1.8 million and $3.2 million, respectively.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the six months ended June 30, 2016, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2016 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2017, 2018 and 2019, subject to each grantee’s continued service through each vesting date. Based on the assessment as of June 30, 2016, management determined that the currently available data was not sufficient to support that the achievement of performance targets is probable, and as such no compensation expense has been recognized for these awards to date.
Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the six months ended June 30, 2016, representing 218,733 shares of restricted stock, 163,269 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2017, 2018 and 2019, and 55,464 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2017 and 2018, in each case subject to each grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee directors of the Company during the six months ended June 30, 2016, representing 41,064 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2016, September 1, 2016, December 1, 2016 and March 1, 2017, subject to each grantee’s continued service on the board through each vesting date.
Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of June 30, 2016, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $0.9 million and $1.9 million, and $0.8 million and $1.7 million, respectively, in the three and six months ended June 30, 2016 and 2015, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2016 (in thousands).

Year Ending December 31,
2016	$1,099
2017	2,271
2018	2,264
2019	2,053
2020	1,832
Thereafter	2,603
Total	$12,122
As of June 30, 2016 and December 31, 2015, the Company had $0.0 million and $0.5 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $174.3 million at June 30, 2016, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of June 30, 2016, the Company had $277.0 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of June 30, 2016, the Company has made non-refundable deposits of $65.0 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $456.9 million as of June 30, 2016.

Note 13—Subsequent Events

Other than the amendment and restatement to the Company’s revolving credit facility discussed in Note 6, no other events have occurred subsequent to June 30, 2016, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 96,000 homes. For the six months ended June 30, 2016 (the "2016 period"), the Company had revenues from homes sales of $586.4 million, a 34% increase from $437.5 million for the six months ended June 30, 2015 (the "2015 period"), which includes results from all reportable operating segments. The Company had net new home orders of 1,560 homes in the 2016 period, a 9% increase from 1,431 in the 2015 period, while the average sales price ("ASP") for homes closed increased 5% to $486,200 in the 2016 period from $464,900 in the 2015 period.
The following discussion of results of operations and financial condition contains forward-looking statements reflecting current expectations that involve risks and uncertainties. See the section titled, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS” included elsewhere in this Quarterly Report on Form 10-Q. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in such section.
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
Results of Operations
In the six months ended June 30, 2016, the Company delivered 1,206 homes, with an ASP of approximately $486,200, and recognized home sales revenue of $586.4 million. The Company generated net income to common shareholders of $23.6 million for the six months ended June 30, 2016, and earnings per share of $0.62, on a diluted basis. The Company continues to see positive trends in price appreciation at most of its projects over the course of the year, and our average sales price of homes in backlog is approximately $526,500 as of June 30, 2016, which is 8% higher than the average sales price of homes closed for the six months ended June 30, 2016 of $486,200.
As of June 30, 2016, the Company was selling homes in 79 communities, and our average community count for the six month period then ended was 70 locations. We had a consolidated backlog of 1,093 homes sold but not closed, with an associated sales value of $575.5 million, representing a 13% increase in units, and a 22% increase in dollar value, as compared to the backlog at June 30, 2015.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 17.5% and 24.3%, respectively, for the six months ended June 30, 2016, as compared to 19.0% and 25.4%, respectively, for the six months ended June 30, 2015.
Comparisons of the Three Months Ended June 30, 2016 to June 30, 2015
Revenues from homes sales increased 31% to $325.1 million during the three months ended June 30, 2016, compared to $247.7 million during the three months ended June 30, 2015. The increase is primarily due to the opening of new communities across our reporting segments, which contributes to a higher number of deliveries. The number of net new home orders for the three months ended June 30, 2016 increased 3% to 871 homes from 843 homes for the three months ended June 30, 2015.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Number of Net New Home Orders
California	238	205	33	16%
Arizona	142	160	(18)	(11)%
Nevada	97	70	27	39%
Colorado	72	77	(5)	(6)%
Washington	88	117	(29)	(25)%
Oregon	234	214	20	9%
Total	871	843	28	3%
Cancellation Rate	12%	18%	(6)%
The 3% increase in net new homes orders is driven by a 7% increase in average number of sales locations to 72 average locations in 2016, compared to 67 in the 2015 period, driven by the opening of new communities in Oregon, California, and Nevada. The Company's absorption rate decreased slightly for the three months ended June 30, 2016 to 4.0 sales per month per project from 4.2 in the 2015 period. Cancellation rates during the 2016 period decreased to 12% from 18% during the 2015 period.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Average Number of Sales Locations
California	18	16	2	13%
Arizona	8	8	—	—%
Nevada	12	11	1	9%
Colorado	11	13	(2)	(15)%
Washington	6	5	1	20%
Oregon	17	14	3	21%
Total	72	67	5	7%
The average number of sales locations for the Company increased to 72 locations for the three months ended June 30, 2016 compared to 67 for the three months ended June 30, 2015, driven by the opening of new communities in Oregon, Washington, California, and Nevada during 2016, as the Company continues to convert its land supply into home sites. During the period, the Company opened 18 communities, while closing out 6.

	June 30,		Increase (Decrease)
	2016	2015	Amount	%
Backlog (units)
California	305	261	44	17%
Arizona	243	188	55	29%
Nevada	143	95	48	51%
Colorado	128	146	(18)	(12)%
Washington	65	109	(44)	(40)%
Oregon	209	169	40	24%
Total	1,093	968	125	13%
The Company’s backlog at June 30, 2016 increased 13% to 1,093 units from 968 units at June 30, 2015. The increase is primarily attributable to an increase in net new home orders to 871 in the current period from 843 in the prior year, offset by a lower backlog conversion rate of 75% in current period compared to 82% in the prior period.

	June 30,		Increase (Decrease)
	2016	2015	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$223,080	$178,602	$44,478	25%
Arizona	66,816	47,268	19,548	41%
Nevada	82,993	60,506	22,487	37%
Colorado	66,122	68,556	(2,434)	(4)%
Washington	42,851	46,880	(4,029)	(9)%
Oregon	93,617	69,734	23,883	34%
Total	$575,479	$471,546	$103,933	22%
The dollar amount of backlog of homes sold but not closed as of June 30, 2016 was $575.5 million, up 22% from $471.5 million as of June 30, 2015. The increase primarily reflects an increase in net new orders as described above, coupled with an 8% increase in the ASP of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog increased 25% to $223.1 million as of June 30, 2016 from $178.6 million as of June 30, 2015, which is attributable to a 7% increase in the ASP of homes in backlog to $731,400 in the 2016 period from $684,300 in the 2015 period, as well as a 17% increase in units in backlog. In the California reporting segment the cancellation rate decreased to 11% for the three months ended June 30, 2016, compared to 19% for the three months ended June 30, 2015.
In Arizona, the dollar amount of backlog increased 41% to $66.8 million as of June 30, 2016 from $47.3 million as of June 30, 2015, which is attributable to a 29% increase in the number of homes in backlog, to 243 at June 30, 2016, from 188 at June 30, 2015, driven by consistently higher absorption rates over the last several quarters. In the Arizona reporting segment, the cancellation rate decreased to 6% for the three months ended June 30, 2016 from 13% for the three months ended June 30, 2015.
In Nevada, the dollar amount of backlog increased 37% to $83.0 million as of June 30, 2016 from $60.5 million as of June 30, 2015, attributable to a 51% increase in units in backlog, to 143 as of June 30, 2016 from 95 as of June 30, 2015, partially offset by a 9% decrease in average sales price of homes in backlog to $580,400 as of June 30, 2016, from $636,900 as of June 30, 2015. In Nevada, the cancellation rate decreased to 16% for the three months ended June 30, 2016 from 20% for the three months ended June 30, 2015.
In Colorado, the dollar amount of backlog decreased 4% to $66.1 million as of June 30, 2016 from $68.6 million as of June 30, 2015, which is attributable to a 12% decrease in the number of units in backlog, to 128 units as of June 30, 2016, from 146 units as of June 30, 2015, partially offset by a 10% increase of the ASP of homes in backlog to $516,600 as of June 30, 2016 from $469,600 as of June 30, 2015. In Colorado, the cancellation rate decreased to 12% for the three months ended June 30, 2016 from 17% for the three months ended June 30, 2015.
In Washington, the dollar amount of backlog decreased 9% to $42.9 million as of June 30, 2016 from $46.9 million as of June 30, 2015, which is attributable to a 40% decrease in the number of units in backlog, to 65 units as of June 30, 2016, from 109 units as of June 30, 2015. This decrease is partially offset by a 53% increase in the ASP of homes in backlog to $659,200 as of June 30, 2016 from $430,100 as of June 30, 2015. In Washington, the cancellation rate decreased to 14% for the three months ended June 30, 2016 from 20% for the three months ended June 30, 2015.
In Oregon, the dollar amount of backlog increased 34% to $93.6 million as of June 30, 2016 from $69.7 million as of June 30, 2015, which is primarily attributable to a 24% increase in the number of units in backlog, to 209 units as of June 30, 2016, from 169 units as of June 30, 2015, coupled with a 9% increase in the ASP of homes in backlog to $447,900 in the 2016 period from $412,600 in the 2015 period. In Oregon, the cancellation rate decreased to 13% for the three months ended June 30, 2016 from 18% for the three months ended June 30, 2015.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Number of Homes Closed
California	147	151	(4)	(3)%
Arizona	134	38	96	253%
Nevada	73	60	13	22%
Colorado	47	59	(12)	(20)%
Washington	83	108	(25)	(23)%
Oregon	179	137	42	31%
Total	663	553	110	20%

During the three months ended June 30, 2016, the number of homes closed increased 20% to 663 from 553 in the 2015 period. The increase was primarily attributable to the Arizona, Oregon, and Nevada reporting segments, driven by a higher number of homes in backlog to begin the quarter when compared with the 2015 period. These increases were partially offset by moderate decreases in the Washington and Colorado reporting segments, while the number of homes closed in the California reporting segment was relatively consistent between periods.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$101,201	$80,706	$20,495	25%
Arizona	35,594	10,508	25,086	239%
Nevada	48,655	30,771	17,884	58%
Colorado	24,176	27,404	(3,228)	(12)%
Washington	37,364	46,186	(8,822)	(19)%
Oregon	78,069	52,165	25,904	50%
Total	$325,059	$247,740	$77,319	31%
The 31% increase in homebuilding revenue is driven by the 20% increase in homes closed discussed above, coupled with a 9% increase in the average sales price of homes closed between the 2016 and 2015 periods.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Average Sales Price of Homes Closed
California	$688,400	$534,500	$153,900	29%
Arizona	265,600	276,500	(10,900)	(4)%
Nevada	666,500	512,900	153,600	30%
Colorado	514,400	464,500	49,900	11%
Washington	450,200	427,600	22,600	5%
Oregon	436,100	380,800	55,300	15%
Total	$490,300	$448,000	$42,300	9%

The average sales price of homes closed during the 2016 period increased 9% due to an increase in the average sales price of homes closed in all reporting segments except Arizona, which generally features lower average sales prices when compared with other reporting segments.

Gross Margin
Homebuilding gross margins decreased to 17.4% for the three months ended June 30, 2016 from 19.2% in the 2015 period, primarily driven by rising labor and land costs, as well as an increase in capitalized interest being amortized through cost of sales, which increased to 430 basis points compared to 350 basis points in the 2015 period.
For the comparison of the three months ended June 30, 2016 and the three months ended June 30, 2015, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 24.0% for the 2016 period compared to 26.0% for the 2015 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with a decrease in the impact of purchase accounting, slightly offset by the increase in interest in cost of sales.
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

	Three Months Ended June 30,
	2016	2015
	(dollars in thousands)
Home sales revenue	$325,059	$247,740
Cost of home sales	268,638	200,248
Homebuilding gross margin	56,421	47,492
Homebuilding gross margin percentage	17.4%	19.2%
Add: Interest in cost of sales	14,020	8,676
Add: Purchase accounting adjustments	7,658	8,122
Adjusted homebuilding gross margin	$78,099	$64,290
Adjusted homebuilding gross margin percentage	24.0%	26.0%
Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $0.6 million for the three months ended June 30, 2016, and $7.0 million for the three months ended June 30, 2015. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California. During the fourth quarter of 2015 and continuing into 2016, the Company wound down significant construction services projects.
Sales and Marketing, General and Administrative

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
	(dollars in thousands)
Sales and Marketing	$18,112	$14,904	5.6%	6.0%
General and Administrative	16,685	13,415	5.1%	5.4%
Total Sales and Marketing & General and Administrative	$34,797	$28,319	10.7%	11.4%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.6% in the 2016 period compared to 6.0% in the 2015 period as result of lower advertising and upfront marketing costs, in addition to improved leverage on our existing headcount. General and administrative expense as a percentage of home sales revenues decreased to 5.1% in the 2016 period compared to 5.4% in the 2015 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.

Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures increased to $1.2 million for the three months ended June 30, 2016 from $0.5 million during the 2015 period. The increase reflects the expanding operations of the mortgage joint ventures in which the Company holds a non-controlling interest.
Other Items
Interest activity for the three months ended June 30, 2016 and June 30, 2015 is as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Interest incurred	$20,558	$18,611
Less: Interest capitalized	20,558	18,611
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$24,767	$23,325
The increase in interest incurred for the three months ended June 30, 2016, compared to the interest incurred for the three months ended June 30, 2015, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the three months ended June 30, 2016 the Company sold two parcels of land resulting in no gain or loss.
Provision for Income Taxes
During the three months ended June 30, 2016, the Company recorded a provision for income taxes of $7.5 million, for an effective tax rate of 33.3%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the three months ended June 30, 2015, the Company recorded a provision for income taxes of $7.3 million for an effective tax rate of 35.4%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $0.5 million during the 2016 period from $1.0 million during the 2015 period.
Net Income Attributable to Common Stockholders
As a result of the foregoing factors, net income attributable to common stockholders for the three months ended June 30, 2016, and 2015 was $14.6 million, and $12.3 million, respectively.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2016	2015	Amount	%
Lots Owned
California	1,652	2,256	(604)	(27)%
Arizona	4,985	5,358	(373)	(7)%
Nevada	3,251	2,922	329	11%
Colorado	698	914	(216)	(24)%
Washington	1,449	1,241	208	17%
Oregon	1,133	1,050	83	8%
Total	13,168	13,741	(573)	(4)%
Lots Controlled(1)
California	1,288	1,179	109	9%
Arizona	—	—	—	—%
Nevada	55	171	(116)	(68)%
Colorado	1,148	148	1,000	676%
Washington	1,093	726	367	51%
Oregon	2,083	1,421	662	47%
Total	5,667	3,645	2,022	55%
Total Lots Owned and Controlled	18,835	17,386	1,449	8%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 18,835 lots owned and controlled at June 30, 2016 from 17,386 lots at June 30, 2015.

Comparisons of the Six Months Ended June 30, 2016 to June 30, 2015
Revenues from homes sales increased 34% to $586.4 million during the six months ended June 30, 2016, compared to $437.5 million during the six months ended June 30, 2015. The increase is primarily due to the opening of new communities across our reporting segments. The number of net new home orders for the six months ended June 30, 2016 increased 9% to 1,560 homes from 1,431 homes for the six months ended June 30, 2015.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Number of Net New Home Orders
California	400	389	11	3%
Arizona	250	204	46	23%
Nevada	163	116	47	41%
Colorado	150	162	(12)	(7)%
Washington	172	231	(59)	(26)%
Oregon	425	329	96	29%
Total	1,560	1,431	129	9%
Cancellation Rate	13%	17%	(4)%
The 9% increase in net new homes orders is driven by a 19% increase in average number of sales locations to 70 average locations in 2016, compared to 59 in the 2015 period, driven by the opening of new communities in all reporting segments with the exception of Colorado. The Company's absorption rate decreased slightly for the six months ended June 30, 2016 to 3.7 sales per month per project from 4.1 in the 2015 period. Cancellation rates during the 2016 period decreased to 13% from 17% during the 2015 period.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Average Number of Sales Locations
California	18	16	2	13%
Arizona	8	6	2	33%
Nevada	12	10	2	20%
Colorado	10	13	(3)	(23)%
Washington	6	5	1	20%
Oregon	16	9	7	78%
Total	70	59	11	19%
The average number of sales locations for the Company increased to 70 locations for the six months ended June 30, 2016 compared to 59 for the six months ended June 30, 2015, driven by an increase in community count in all reporting segments except Colorado during 2016, as the Company continues to convert its land supply into home sites.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Number of Homes Closed
California	289	286	3	1%
Arizona	216	63	153	243%
Nevada	135	94	41	44%
Colorado	100	100	—	—%
Washington	151	184	(33)	(18)%
Oregon	315	214	101	47%
Total	1,206	941	265	28%

During the six months ended June 30, 2016, the number of homes closed increased 28% to 1,206 from 941 in the 2015 period. The increase was primarily attributable to the Arizona, Oregon, and Nevada reporting segments, driven by a higher number of homes in backlog to begin the year when compared with the 2015 period. These increases were partially offset by a moderate decrease in the Washington reporting segment, while the number of homes closed in the California and Colorado reporting segments was relatively consistent between periods.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$193,955	$160,046	$33,909	21%
Arizona	56,641	17,694	38,947	220%
Nevada	79,396	58,013	21,383	37%
Colorado	50,569	45,593	4,976	11%
Washington	70,265	77,466	(7,201)	(9)%
Oregon	135,528	78,643	56,885	72%
Total	$586,354	$437,455	$148,899	34%
The 34% increase in homebuilding revenue is driven by the 28% increase in homes closed discussed above, coupled with a 5% increase in the average sales price of homes closed between the 2016 and 2015 periods.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Average Sales Price of Homes Closed
California	$671,100	$559,600	$111,500	20%
Arizona	262,200	280,900	(18,700)	(7)%
Nevada	588,100	617,200	(29,100)	(5)%
Colorado	505,700	455,900	49,800	11%
Washington	465,300	421,000	44,300	11%
Oregon	430,200	367,500	62,700	17%
Total	$486,200	$464,900	$21,300	5%

The average sales price of homes closed during the 2016 period increased 5% due to an increase in the average sales price of homes closed in all reporting segments except Arizona and Nevada, which experienced nominal decreases.

Gross Margin
Homebuilding gross margins decreased to 17.5% for the six months ended June 30, 2016 from 19.0% in the 2015 period, primarily driven by rising labor and land costs, as well as an increase in capitalized interest being amortized through cost of sales, which increased to 440 basis points compared to 350 basis points in the 2015 period.
For the comparison of the six months ended June 30, 2016 and the six months ended June 30, 2015, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 24.3% for the 2016 period compared to 25.4% for the 2015 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with a decrease in the impact of purchase accounting, slightly offset by the increase in interest in cost of sales.
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

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Home sales revenue	$586,354	$437,455
Cost of home sales	483,809	354,329
Homebuilding gross margin	102,545	83,126
Homebuilding gross margin percentage	17.5%	19.0%
Add: Interest in cost of sales	25,767	15,377
Add: Purchase accounting adjustments	14,251	12,455
Adjusted homebuilding gross margin	$142,563	$110,958
Adjusted homebuilding gross margin percentage	24.3%	25.4%

Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $3.7 million for the six months ended June 30, 2016, and $14.4 million for the six months ended June 30, 2015. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California. During the fourth quarter of 2015 and continuing into 2016, the Company wound down significant construction services projects.
Sales and Marketing, General and Administrative

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
	(dollars in thousands)
Sales and Marketing	$33,105	$27,128	5.6%	6.2%
General and Administrative	34,519	27,363	5.9%	6.3%
Total Sales and Marketing & General and Administrative	$67,624	$54,491	11.5%	12.5%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.6% in the 2016 period compared to 6.2% in the 2015 period as result of lower advertising and upfront marketing costs, in addition to improved leverage on our existing headcount. General and administrative expense as a percentage of home sales revenues decreased to 5.9% in the 2016 period compared to 6.3% in the 2015 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures increased to $2.4 million for the six months ended June 30, 2016 from $0.8 million during the 2015 period. The increase reflects the expanding operations of the mortgage joint ventures in which the Company holds a non-controlling interest.
Other Items
Interest activity for the six months ended June 30, 2016 and June 30, 2015 is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Interest incurred	$40,819	$36,644
Less: Interest capitalized	40,819	36,644
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$39,678	$35,025
The increase in interest incurred for the six months ended June 30, 2016, compared to the interest incurred for the six months ended June 30, 2015, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the six months ended June 30, 2016 the Company sold three parcels of land resulting in no gain or loss.
Provision for Income Taxes
During the six months ended June 30, 2016, the Company recorded a provision for income taxes of $12.6 million, for an effective tax rate of 33.4%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the six months ended June 30, 2015, the Company recorded a provision for income taxes of $10.8 million for an effective tax rate of 34.2%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $1.5 million during the 2016 period from $1.9 million during the 2015 period.

Net Income Attributable to Common Stockholders
As a result of the foregoing factors, net income attributable to common stockholders for the six months ended June 30, 2016, and 2015 was $23.6 million, and $19.0 million, respectively.

Financial Condition and Liquidity
Throughout 2015 and into 2016 the U.S. housing market has continued to improve on the momentum experienced during 2012 and 2013, albeit at a more moderate pace than in those recent years, and continues to improve from the cyclical low points of previous years. Strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends, including employment and population growth. While the homebuilding industry encountered some challenges during 2015 and into 2016, including constrained labor availability, increased cycle times, volatility in global and financial markets, and weather challenges, during the first six months of 2016 the Company has continued to show year-over-year improvement in deliveries, revenues, orders, and pre-tax income.
The Company benefits from a sizable and well-located lot supply, and as of June 30, 2016, the Company owned 13,168 lots, all of which are entitled, and had options to purchase an additional 5,667 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. The Company has continued to experience increased cycle times in a number of its operating segments in the start of 2016, and the availability of qualified trades with the associated delays and cost increases are challenges faced by the Company and the entire homebuilding industry during 2015 and into 2016. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of Polygon Northwest Homes during 2014.
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the six months ended June 30, 2016, the Company delivered 1,206 homes, and recognized home sales revenue of $586.4 million. During the six months ended June 30, 2016, the Company used cash in operations of $74.9 million, which included investment in land acquisitions of $170.7 million, for net cash generated by operations of $95.8 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.
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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of June 30, 2016 and December 31, 2015, the amortizing notes had an unamortized carrying value of $10.7 million and $14.1 million, respectively.
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
As of June 30, 2016, the outstanding principal amount of the 5.75% Notes was $150.0 million, excluding deferred loan costs of $1.4 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
As of June 30, 2016 the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $3.3 million and deferred loan costs of $5.4 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including, the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of June 30, 2016, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.9 million and deferred loan costs of $5.2 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2016.

Revolving Lines of Credit
On July 1, 2016, subsequent to the period ended June 30, 2016, California Lyon and Parent entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”), pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (as so further amended and restated, the “Second Amended Facility”). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019 is equal to or greater than the sum of (a) 50% of the Consolidated EBITDA (as defined in the Second Amended Facility) of California Lyon, Parent, certain of the Parent’s direct and indirect wholly owned subsidiaries (together with California Lyon and Parent, the “Loan Parties”) and their Restricted Subsidiaries (as defined in the Second Amended Facility) for the four-quarter period ending September 30, 2018, plus (b) the Liquidity (as defined in the Second Amended Facility) of the Loan Parties and their consolidated subsidiaries on the Springing Termination Date.
Prior to the entry into the Second Amended Facility as described above, and as in place as of June 30, 2016, on March 27, 2015, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement for a revolving credit facility of up to $100 million was amended and restated in its entirety (as so amended and restated, the “Amended Facility”). The Amended Facility amended and restated the Company's previous $100 million revolving credit facility and provided for total lending commitments of $130.0 million. In addition, the Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances (up from a maximum aggregate of $125.0 million under the previous facility), as well as a sublimit of $50.0 million for letters of credit, and extended the maturity date of the previous facility by one year to August 7, 2017.
Both the Second Amended Facility and the Amended Facility that was in place at June 30, 2016 (hereinafter, as applicable, the “Amended Facility”) contain various covenants, including financial covenants relating to tangible net worth, leverage, liquidity and interest coverage, as well as a limitation on investments in joint ventures and non-guarantor subsidiaries. The Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Amended Facility) occurs, the lenders may terminate the commitments under the Amended Facility and require that the Company repay outstanding borrowings under the Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of June 30, 2016, the commitment fee on the unused portion of the Amended Facility accrues at an annual rate of 0.50%.  The Company was in compliance with all covenants under the Amended Facility as of June 30, 2016.
Borrowings under the Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by Parent and certain of Parent’s direct and indirect wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. As of June 30, 2016 and December 31, 2015, the Company had $59.0 million and $65.0 million outstanding against the Amended Facility, respectively, at effective rates of 4.04% and 3.32%, respectively as well as a letter of credit for $8.6 million outstanding at both dates.
Construction Notes Payable

    The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of June 30, 2016 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2016	$33.4	$14.9	September, 2018	3.45%	(1)
January, 2016	35.0	18.3	February, 2019	3.72%	(2)
November, 2015	42.5	16.3	November, 2017	4.50%	(1)
August, 2015 (4)	14.2	1.7	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	8.3	August, 2017	4.50%	(1)
July, 2015	22.5	21.2	July, 2018	4.00%	(3)
April, 2015	18.5	18.4	October, 2017	4.00%	(3)
November, 2014	24.0	18.2	November, 2017	4.00%	(3)
November, 2014	22.0	17.0	November, 2017	4.00%	(3)
March, 2014	26.0	16.6	October, 2016	3.45%	(1)
	$275.6	$150.9
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.

Seller Financing
At June 30, 2016, the Company had $29.4 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest a rate of 7% per annum, is secured by the underlying land, and matures in June 2018.
Net Debt to Total Capital
The Company’s ratio of net debt to net book capital was 60.8% and 61.1% as of June 30, 2016 and December 31, 2015, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	June 30, 2016	December 31, 2015
	(dollars in thousands)
Notes payable and Senior Notes	$1,167,170	$1,105,776
Total equity	726,772	671,469
Total capital	$1,893,942	$1,777,245
Ratio of debt to total capital	61.6%	62.2%
Notes payable and Senior Notes	$1,167,170	$1,105,776
Less: Cash and cash equivalents and restricted cash	(39,764)	(50,707)
Net debt	1,127,406	1,055,069
Total equity	726,772	671,469
Total capital	$1,854,178	$1,726,538
Ratio of net debt to total capital	60.8%	61.1%
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
Cash Flows—Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
For the six months ended June 30, 2016 and 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to $74.9 million in the 2016 period from $104.9 million in the 2015 period. The change was primarily a result of (i) a net decrease in spending on real estate inventories-owned of $123.2 million in the 2016 period compared to spending of $137.0 million in the 2015 period, (ii) a decrease of $0.7 million in escrow proceeds receivable in the 2016 period compared to an increase of $5.3 million in the 2015 period due to the timing of homes closed, (iii) net income of $25.0 million in the 2016 period compared to $20.9 million in the 2015 period, and (iv) an increase in accrued expenses of $3.4 million in the 2016 period compared to an decrease of $0.1 million in the 2015 period primarily due to the timing of payments, partially offset by (vi) an increase in accounts payable of $13.2 million in the 2016 period compared to an increase of $17.7 million in the 2015 period due to timing of payments, and (vii) equity of income in unconsolidated joint ventures of $2.4 million in the 2016 period compared to $0.8 million in the 2015 period.

•
Net cash provided by investing activities was $5.6 million in the 2016 period compared net cash used of $1.2 million in the 2015 period, primarily driven by (i) collections of related party notes of $6.2 million in the 2016 period with no comparable amount in the 2015 period, (ii) net cash paid to unconsolidated joint ventures of $1.0 million in the 2015 period, with no comparable amount in the 2016 period and (iii) purchases of property and equipment of $0.6 million in the 2016 period, compared to $0.2 million in the 2015 period.

•
Net cash provided by financing activities decreased to $58.9 million in the 2016 period from $114.1 million in the 2015 period. The change was primarily the result of (i) net payments of $6.0 million against the revolving line of credit in the 2016 period versus net borrowing of $104.0 million in the 2015 period, offset by (ii) net noncontrolling interest contributions of $28.7 million in the 2016 period versus net distributions of $0.8 million in the 2015 period and (iii) net borrowings of notes payable of $40.8 million in the 2016 period, versus net borrowings of $16.5 million in the 2015 period

Based on capital market access and expected sales volume, the Company believes it has sufficient cash and sources of financing for at least the next twelve months.
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

Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of June 30, 2016. The section for "Active Projects" includes only projects with lots owned as of June 30, 2016, lots consolidated in accordance with certain accounting principles as of June 30, 2016 or homes closed for the period ended June 30, 2016, and in each case, with an estimated year of first delivery of 2016 or earlier. The section for "Future Owned and Controlled" includes projects with lots owned as of June 30, 2016 but with an estimated year of first delivery of 2017 or later, parcels of undeveloped land held for future sale, and lots controlled as of June 30, 2016, in each case aggregated by county. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2016 (2)	Backlog at June 30, 2016 (3) (4)	Lots Owned as of June 30, 2016 (5)	Homes Closed for the Period Ended June 30, 2016	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Buena Park
The Covey (7)	2016	67	—	20	67	—	$ 790,000 - 840,000
Cypress
Mackay Place (7)	2016	47	—	15	47	—	$ 838,000 - 896,000
Dana Point
Grand Monarch	2015	37	11	4	26	5	$ 2,604,000 - 2,904,000
Ladera Ranch
Artisan	2015	14	3	1	11	—	$ 2,550,000 - 3,025,000
Irvine
The Vine	2016	106	6	15	30	6	$ 485,000 - 620,000
Calistoga	2016	60	—	7	60	—	$985,000 - $1,325,000
Rancho Mission Viejo
Aurora (7)	2016	94	25	20	69	25	$ 454,000 - 589,000
Vireo (7)	2015	90	25	18	65	15	$ 575,000 - 635,000
Briosa (7)	2016	50	—	—	50	—	$ 935,000 - 1,055,000
Rancho Santa Margarita
Dahlia Court	2016	36	—	—	36	—	$ 499,000 - 619,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	13	3	99	7	$ 1,274,000 - 1,654,000
Lakewood
Canvas	2015	72	61	11	11	25	$ 443,000 - 487,000
Riverside County:
Riverside

SkyRidge	2014	90	21	—	69	3	$ 500,000 - 543,000
TurnLeaf
Crossings	2014	139	13	4	101	3	$ 495,000 - 549,000
Coventry	2015	161	7	5	129	1	$ 535,000 - 560,000
Eastvale
Nexus	2015	220	58	11	162	48	$ 338,000 - 362,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	21	14	56	9	$ 324,000 - 394,000
Citrus Pointe	2015	132	21	12	111	12	$ 339,000 - 404,000
Yucaipa
Cedar Glen	2015	143	91	20	52	21	$ 306,000 - 322,000
Alameda County
Dublin
Terrace Ridge	2015	36	23	12	13	8	$ 1,110,000 - 1,170,000
Newark
The Cove	2016	108	—	13	—	—	$ 570,000 - 695,000
The Strand	2016	157	—	6	—	—	$ 655,000 - 775,000
The Banks	2016	120	—	12	12	—	$ 735,000 - 795,000
The Tides	2016	75	—	9	6	—	$ 825,000 - 855,000
The Isles	2016	82	—	9	10	—	$ 885,000 - 950,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Victory II	2014	104	80	17	24	18	$ 573,000 - 642,000
Victory III	2016	11	11	—	—	11	$ 573,000 - 642,000
Brentwood
Palmilla (7)
Cielo	2014	56	56	—	—	8	$ 399,000 - 454,000
Antioch
Oak Crest	2013	130	130	—	—	11	$ 443,000 - 488,000
San Joaquin County:
Tracy
Maplewood	2014	59	58	2	2	8	$ 450,000 - 532,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	65	45	45	18	$ 550,000 - 680,000
Mountain View
Guild 33	2015	33	33	—	—	27	$ 1,180,000 - 1,495,000
CALIFORNIA TOTAL		2,837	832	305	1,363	289

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2016 (2)	Backlog at June 30, 2016 (3) (4)	Lots Owned as of June 30, 2016 (5)	Homes Closed for the Period Ended June 30, 2016	Estimated Sales Price Range (6)
ARIZONA
Maricopa County:

Queen Creek
Hastings Farm
Estates	2012	153	153	—	—	13	$ 307,000 - 361,000
Meridian
Harvest	2015	448	83	56	365	39	$ 194,990 - 235,990
Homestead	2015	562	35	25	527	18	$ 232,990 - 306,990
Harmony	2015	505	20	10	485	11	$ 263,990 - 279,990
Horizons	2016	425	—	11	425	—	$ 295,990 - 363,990
Mesa
Lehi Crossing
Settlers Landing	2012	235	159	32	76	27	$ 234,990 - 272,990
Wagon Trail	2013	244	122	35	122	22	$ 249,490 - 308,990
Monument Ridge	2013	248	64	28	184	13	$ 279,990 - 376,990
Albany Village	2016	228	—	2	228	—	$ 185,990 - 239,990
Peoria
Rio Vista	2015	197	111	44	86	73	$ 196,990 - 223,990
ARIZONA TOTAL		3,245	747	243	2,498	216
NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	78	34	36	16	$ 219,000 - 239,000
Las Vegas
Serenity Ridge	2013	108	107	1	1	10	$ 478,000 - 558,000
Lyon Estates	2014	128	48	15	80	18	$ 408,000 - 538,000
Sterling Ridge
Grand	2014	137	66	12	71	11	$ 875,000 - 920,000
Premier	2014	62	53	3	9	4	$ 1,244,000 - 1,312,000
Allegra	2016	88	11	12	77	11	$ 499,000 - 532,000
Silver Ridge	2016	83	3	10	25	3	$ 1,294,000 - 1,362,000
Tuscan Cliffs	2015	77	18	9	58	6	$ 650,000 - 786,000
Brookshire
Estates	2015	35	19	6	16	16	$ 595,000 - 631,000
Heights	2015	98	22	12	76	10	$ 369,000 - 391,000
Henderson
Lago Vista	2016	52	1	3	51	1	$ 765,000 - 828,000
The Peaks	2016	88	—	1	88	—	$ 475-000 - 495,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	211	150	18	92	21	$ 159,000 - 188,000
Series II	2014	218	26	7	161	8	$ 221,000 - 304,000
NEVADA TOTAL		1,499	602	143	841	135

COLORADO
Arapahoe County
Aurora Southshore
Hometown	2014	68	49	17	19	8	$ 359,000 - 390,000
Generations	2014	15	13	—	2	2	$ 401,000 - 494,000
Harmony	2015	10	9	1	1	3	$ 418,000 - 509,000
Signature I	2015	7	4	2	3	3	$ 538,000 - 591,000
Filing 5	2016	30	2	—	28	2	$ 423,000 - 497,000
Artistry	2016	61	8	12	53	8	$ 420,000 - 481,000
Centennial

Greenfield	2016	35	—	10	35	—	$ 450,000 - 505,000
Douglas County
Castle Rock
Cliffside	2014	49	35	7	14	8	$ 518,000 - 596,000
Grand County
Granby
Granby Ranch	2012	44	19	—	25	1	$ 496,000 - 529,000
Jefferson County
Arvada
Candelas Sundance	2014	66	65	1	1	5	$ 391,000 - 440,000
Candelas II
Generations	2015	91	14	15	77	11	$ 410,000 - 486,000
Tapestry	2015	110	2	6	108	2	$ 449,000 - 530,000
Leydon Rock
Garden	2014	56	20	11	36	3	$ 411,000 - 451,000
Park	2015	78	50	9	28	13	$ 394,000 - 457,000
Larimer County
Fort Collins
Timnath Ranch
Sonnet	2014	179	35	8	144	5	$ 394,000 - 466,000
Park	2014	92	44	16	48	17	$ 364,000 - 392,000
Loveland
Lakes at Centerra	2015	200	20	13	46	9	$ 363,000 - 403,000
COLORADO TOTAL		1,191	389	128	668	100

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2016 (2)	Backlog at June 30, 2016 (3) (4)	Lots Owned as of June 30, 2016 (5)	Homes Closed for the Period Ended June 30, 2016	Estimated Sales Price Range (6)
WASHINGTON (9)
King County:
The Brownstones at Issaquah Highlands	2014	176	161	7	15	47	$ 534,990 - 659,990
The Towns at Mill Creek Meadows	2014	122	122	—	—	5	(8)
Bryant Heights	2015	14	10	—	4	7	$ 1,285,000 - 1,540,000
Highcroft at Sammamish	2016	121	—	26	87	—	$ 884,990 - 1,049,990
Peasley Canyon	2016	153	—	14	67	—	$ 404,990 - 475,000
Ridgeview Townhomes	2016	40	—	—	40	—	$ 399,990 - 515,990
Snohomish County:
The Reserve at North Creek	2014	221	221	—	—	6	(8)
Silverlake Center	2015	100	82	7	18	37	$ 269,990 - 332,990
Riverfront	2016	425	—	—	425	—	$ 249,990 - 499,990
Pierce County:
Spanaway 230	2015	115	96	11	19	49	$ 259,990 - 304,990
WASHINGTON TOTAL		1,487	692	65	675	151

OREGON (9)
Clackamas County:

Calais at Villebois - Rumpf Alley	2015	58	56	2	2	13	$ 419,990 - 459,990
Calais at Villebois - Rumpf Traditional	2015	26	26	—	—	11	$ 499,990 - 579,500
Villebois	2014	183	151	8	32	12	$ 284,990 - 469,990
Villebois Zion III - Alley	2015	51	27	5	24	11	$ 329,990 - 399,990
Villebois Lund Cottages	2015	75	36	—	39	16	$ 299,990 - 304,990
Villebois Lund Townhomes	2015	42	12	16	30	8	$ 259,990 - 279,990
Villebois Lund Alley	2016	88	10	1	78	8	$ 324,990 - 369,990
Grande Pointe at Villebois	2016	100	—	16	100	—	$ 449,990 - 589,990
Villebois V	2016	93	—	14	93	—	$ 339,990 - 409,990
Villebois Village Center 75 & 83 & 80	2016	192	—	5	192	—	$ 259,990 - 299,990
Washington County:
Baseline Woods	2014	130	120	8	10	7	$ 289,990 - 389,990
Baseline Woods II	2015	102	102	—	—	54	$ 329,990 - 454,990
Sequoia Village	2016	157	—	29	157	—	$ 249,990 - 289,990
Murray & Weir	2014	81	81	—	—	9	$ 394,990 - 424,990
Twin Creeks	2014	94	74	16	20	20	$ 479,990 - 614,990
Bethany West - Alley	2015	94	54	12	15	24	$ 379,990 - 459,990
Bethany West - Cottage	2015	61	30	16	18	14	$ 349,990 - 389,990
Bethany West - Traditional	2015	82	59	7	2	14	$ 569,990 - 664,990
Bethany West - Weisenfluh	2016	36	13	12	23	13	$ 569,990 - 659,990
BM2 West River Terrace - Alley	2016	60	—	10	12	—	$ 364,990 - 409,990
BM2 West River Terrace - Med/Std	2016	31	—	7	12	—	$ 464,990 -564,990
Bull Mountain Dickson	2016	82	—	11	82	—	$ 549,990 - 649,990
Orenco Woods	2015	71	71	—	—	28	$ 359,990 - 519,990
Sunset Ridge	2015	104	72	14	32	53	$ 349,990 - 499,990
OREGON TOTAL		2,093	994	209	973	315

Future Owned and Controlled (by County)					Lots Owned or Controlled as of June 30, 2016 (10)
CALIFORNIA
Orange County					320
Los Angeles County					104
Riverside County					50
San Bernardino County					70
Alameda County					566
Contra Costa County					296
Sonoma County					54
San Mateo County					117
ARIZONA
Maricopa County (11)					2,487
NEVADA
Nye County (11)					1,925
Clark County					540
COLORADO
Larimer County					134

Boulder County				98
Arapahoe County				248
Denver County				698
WASHINGTON
King County				979
Pierce County				814
Snohomish County				74
OREGON
Clackamas County				154
Washington County				2,089
TOTAL FUTURE				11,817

GRAND TOTALS	12,352	4,256	1,093	18,835	1,206

(1)
The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes. Includes lots owned, controlled or previously closed as of periods presented.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of June 30, 2016, 980 represent homes completed or under construction.

(5)	Lots owned as of June 30, 2016 include lots in backlog at June 30, 2016.

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

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Project is completely sold out, therefore the sales price range is not applicable as of June 30, 2016.

(9)
The Company's Washington and Oregon segments were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed are from acquisition date through June 30, 2016.

(10)
Includes projects with lots owned as of June 30, 2016 but with an estimated year of first delivery of 2017 or later, as well as lots controlled as of June 30, 2016, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2016. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

(11)	Represents a parcel of undeveloped land held for future sale. It is unknown when the Company plans to develop homes on this land.
Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; business combinations; and income taxes. Management believes that there have been no significant changes to these policies during the six months ended June 30, 2016, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at June 30, 2016 of $210.0 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended June 30, 2016 was 3.50%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $2.1 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of June 30, 2016 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at June 30, 2016
	2016	2017	2018	2019	2020
Fixed rate debt	$—	$10,692	$29,439	$150,000	$425,000	$350,000	$965,131	$981,518
Interest rate	—%	5.5%	7.0%	5.75%	8.50%	7.0%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2016. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of June 30, 2016, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of June 30, 2016, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015, which is supplemented by the additional risk factor set forth below, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. Other than as provided below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS” included elsewhere in this Quarterly Report on Form 10-Q.

Risks Related To Our Business

Changes in regulatory, geopolitical, social, economic or monetary policies and other factors, including those which may result from the outcome of the 2016 U.S. presidential election, if any, may have a material adverse effect on our business in the future.

The upcoming Presidential election in the United States could result in significant changes, or uncertainty, in governmental policies, regulatory environments and many other factors and conditions, some of which could adversely impact our operations. The President has significant influence including a role in appointing federal officials of various agencies that have an impact on the housing industry, including but not limited to mortgage lending. Further, the results of the Presidential election, as well as the results of the congressional elections and elections at the local level, including ballot measures and initiatives, may have an impact on the housing industry. While it is not possible to predict when and whether significant policy changes would occur, policy changes on the local, state and federal level could significantly impact the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the results of the upcoming election cycle have a negative impact on the housing and related industries, it may materially and adversely impact our business, results of operations and financial condition in the periods to come.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

10.1
Amendment and Restatement Agreement dated as of July 1, 2016 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each subsidiary of the Borrower party thereto, the lenders listed on Schedule 1 thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 7, 2016)

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: August 8, 2016	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

10.1
Amendment and Restatement Agreement dated as of July 1, 2016 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each subsidiary of the Borrower party thereto, the lenders listed on Schedule 1 thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 7, 2016)

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