Form 10-Q
period 2016-09-30
WILLIAM LYON HOMES
filed 2016-11-07
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 4, 2016
Common stock, Class A, par value $0.01	27,885,880
Common stock, Class B, par value $0.01	3,813,884

WILLIAM LYON HOMES

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings and deliveries; leverage ratios and compliance with debt covenants; revenues and average selling prices of deliveries; sales price ranges for active and future communities; global and domestic economic conditions; market and industry trends; profitability and gross margins; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; debt maturities; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this quarterly report on Form 10-Q will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to: the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; the availability and timing of mortgage financing; adverse weather conditions, including but not limited to the continued drought in California and the Southwest; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; conditions in the Company’s recently entered markets and recently acquired operations; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry and credit markets; uncertainties in the capital and securities markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; terrorism or other hostilities involving the United States; changes in governmental laws, regulations and decisions, and increased costs, fees and delays associated therewith; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; uncertainties regarding the U.S. presidential election; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; whether the Company is able to pay off or refinance the outstanding balances of its debt obligations at their maturity and comply with other restrictive debt covenants; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, and this quarterly report, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$40,710	$50,203
Restricted cash — Note 1	—	504
Receivables	8,121	14,838
Escrow proceeds receivable	—	3,041
Real estate inventories — Note 5	1,856,034	1,675,106
Investment in joint ventures — Note 3	8,414	5,413
Goodwill	66,902	66,902
Intangibles, net of accumulated amortization of $4,640 as of September 30, 2016 and December 31, 2015	6,700	6,700
Deferred income taxes, net	79,728	79,726
Other assets, net	17,321	21,017
Total assets	$2,083,930	$1,923,450
LIABILITIES AND EQUITY
Accounts payable	$76,921	$75,881
Accrued expenses	82,012	70,324
Notes payable — Note 6	259,342	175,181
Subordinated amortizing notes — Note 6	8,970	14,066
5 3/4% Senior Notes due April 15, 2019 — Note 6	148,691	148,295
8 1/2% Senior Notes due November 15, 2020 — Note 6	422,852	422,896
7% Senior Notes due August 15, 2022 — Note 6	345,829	345,338
	1,344,617	1,251,981
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,902,681 and 28,363,879 shares issued, 27,885,880 and 27,657,435 outstanding at September 30, 2016 and December 31, 2015, respectively	289	284
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at September 30, 2016 and December 31, 2015	38	38
Additional paid-in capital	416,736	413,810
Retained earnings	254,607	217,963
Total William Lyon Homes stockholders’ equity	671,670	632,095
Noncontrolling interests — Note 2	67,643	39,374
Total equity	739,313	671,469
Total liabilities and equity	$2,083,930	$1,923,450
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Operating revenue
Home sales	$342,628	$244,311	$928,982	$681,766
Construction services — Note 1	86	4,896	3,810	19,304
	342,714	249,207	932,792	701,070
Operating costs
Cost of sales — homes	(285,896)	(200,328)	(769,705)	(554,657)
Construction services — Note 1	(86)	(4,146)	(3,458)	(16,073)
Sales and marketing	(18,246)	(15,352)	(51,351)	(42,480)
General and administrative	(17,360)	(13,981)	(51,879)	(41,344)
Amortization of intangible assets	—	(45)	—	(710)
Other	198	(592)	(612)	(1,549)
	(321,390)	(234,444)	(877,005)	(656,813)
Operating income	21,324	14,763	55,787	44,257
Equity in income of unconsolidated joint ventures	1,435	1,018	3,810	1,781
Other income, net	2,050	1,452	2,803	2,875
Income before provision for income taxes	24,809	17,233	62,400	48,913
Provision for income taxes — Note 9	(8,295)	(4,956)	(20,859)	(15,780)
Net income	16,514	12,277	41,541	33,133
Less: Net income attributable to noncontrolling interests	(3,445)	(195)	(4,897)	(2,092)
Net income available to common stockholders	$13,069	$12,082	$36,644	$31,041
Income per common share:
Basic	$0.36	$0.33	$1.00	$0.85
Diluted	$0.34	$0.31	$0.96	$0.81
Weighted average common shares outstanding:
Basic	36,801,464	36,573,099	36,746,727	36,534,554
Diluted	38,333,027	38,507,267	38,314,021	38,400,236
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2015	32,178	$322	$413,810	$217,963	$39,374	$671,469
Net income	—	—	—	36,644	4,897	41,541
Cash contributions from members of consolidated entities	—	—	—	—	36,140	36,140
Cash distributions to members of consolidated entities	—	—	—	—	(12,768)	(12,768)
Shares remitted to Company to satisfy employee tax obligations	(75)	(1)	(917)	—	—	(918)
Stock based compensation expense	613	6	4,081	—	—	4,087
Reversal of excess income tax benefit from stock based awards	—	—	(238)	—	—	(238)
Balance - September 30, 2016	32,716	$327	$416,736	$254,607	$67,643	$739,313
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Operating activities
Net income	$41,541	$33,133
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,506	1,936
Net change in deferred income taxes	(2)	(1,448)
Stock based compensation expense	4,087	4,828
Equity in earnings of unconsolidated joint ventures	(3,810)	(1,781)
Distributions from unconsolidated joint ventures	896	696
Net changes in operating assets and liabilities:
Restricted cash	504	—
Receivables	442	(2,322)
Escrow proceeds receivable	3,041	(2,905)
Real estate inventories	(146,678)	(323,693)
Other assets	2,806	(2,339)
Accounts payable	1,040	63,494
Accrued expenses	11,649	10,047
Net cash used in operating activities	(82,978)	(220,354)
Investing activities
Investments in and advances to unconsolidated joint ventures	—	(1,000)
Collection of related party note receivable	6,188	—
Purchases of property and equipment	(773)	(1,288)
Net cash provided by (used in) investing activities	5,415	(2,288)
Financing activities
Proceeds from borrowings on notes payable	111,992	84,926
Principal payments on notes payable	(91,250)	(21,123)
Proceeds from issuance of 7% senior notes	—	51,000
Proceeds from borrowings on Revolver	198,000	194,000
Payments on Revolver	(167,000)	(109,000)
Principal payments on subordinated amortizing notes	(5,096)	(4,999)
Payment of deferred loan costs	(792)	(1,755)
Proceeds from stock options exercised	—	106
Shares remitted to, or withheld by the Company for employee tax withholding	(918)	(1,826)
Excess income tax benefit from stock based awards	(238)	—
Noncontrolling interest contributions	36,140	13,125
Noncontrolling interest distributions	(12,768)	(8,204)
Net cash provided by financing activities	68,070	196,250
Net decrease in cash and cash equivalents	(9,493)	(26,392)
Cash and cash equivalents — beginning of period	50,203	52,771
Cash and cash equivalents — end of period	$40,710	$26,379
Supplemental disclosures:
Cash paid during the period for income taxes	$6,914	$10,731
Supplemental disclosures of non-cash investing and financing activities:
Issuance of note payable related to land acquisition	$32,419	$9,500
Accrued deferred loan costs	$43	$—
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2016 and December 31, 2015 and revenues and expenses for the three and nine month periods ended September 30, 2016 and 2015. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three and nine months ended September 30, 2016 the Company sold two and five parcels of land, respectively, resulting in a $2.7 million gain for both periods then ended.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Warranty liability, beginning of period	$18,117	$18,155
Warranty provision during period	7,086	4,570
Warranty payments during period	(10,579)	(5,870)
Warranty charges related to construction services projects	128	747
Warranty liability, end of period	$14,752	$17,602
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Interest activity for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest incurred	$21,293	$19,271	$62,112	$55,915
Less: Interest capitalized	21,293	19,271	62,112	55,915
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$14,898	$12,565	$54,576	$47,590
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2016 and December 31, 2015. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
Impact of Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. The Company has not yet selected a transition method, and is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” ("ASU 2016-09”). ASU 2016-09 simplifies several aspects for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 will have a material effect on its consolidated financial statements.
Reclassifications
Certain balances on the financial statements and certain amounts presented in the notes have been reclassified in order to conform to current year presentation.

Note 2—Variable Interest Entities and Noncontrolling Interests
As of September 30, 2016 and December 31, 2015, the Company was party to eleven and eight joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of September 30, 2016 and December 31, 2015.
As of September 30, 2016, the assets of the consolidated VIEs totaled $226.1 million, of which $4.1 million was cash and cash equivalents and $221.2 million was real estate inventories. The liabilities of the consolidated VIEs totaled $129.3 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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

Note 3—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues	$5,397	$3,100	$14,675	$6,634
Cost of sales	(2,521)	(1,453)	(7,043)	(3,459)
Income of unconsolidated joint ventures	$2,876	$1,647	$7,632	$3,175

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three and nine months ended September 30, 2016, and 2015, the Company recorded income of $1.4 million and $3.8 million, and $1.0 million and $1.8 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
During the three and nine months ended September 30, 2016, and 2015, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no investments in joint ventures were determined to be impaired.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	September 30, 2016	December 31, 2015
Assets
Cash	$12,156	$6,340
Loans held for sale	20,525	29,312
Accounts receivable	1,081	309
Other assets	44	390
Total Assets	$33,806	$36,351

Liabilities and Equity
Accounts payable	$499	$651
Accrued expenses	981	774
Credit lines payable	19,249	27,350
Other liabilities	18	515
Members equity	13,059	7,061
Total Liabilities and Equity	$33,806	$36,351

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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Operating revenue:
California (1)	$111,520	$65,661	$309,199	$240,115
Arizona	28,758	21,088	85,399	38,782
Nevada	49,600	31,924	128,996	89,937
Colorado	35,316	23,864	85,885	69,457
Washington	42,247	46,905	112,512	124,371
Oregon	75,273	59,765	210,801	138,408
Total operating revenue	$342,714	$249,207	$932,792	$701,070

(1) Operating revenue in the California segment includes construction services revenue.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Income before provision for income taxes:
California	$10,364	$5,679	$28,252	$26,756
Arizona	2,542	1,692	7,537	2,302
Nevada	5,291	2,611	12,587	8,660
Colorado	2,342	742	3,643	1,381
Washington	2,899	5,609	6,767	12,501
Oregon	9,466	6,698	27,452	14,809
Corporate	(8,095)	(5,798)	(23,838)	(17,496)
Income before provision for income taxes	$24,809	$17,233	$62,400	$48,913

	September 30, 2016	December 31, 2015
Homebuilding assets:
California	$756,603	$721,066
Arizona	203,015	197,828
Nevada	200,652	183,019
Colorado	135,680	118,307
Washington	331,313	249,615
Oregon	258,729	228,183
Corporate (1)	197,938	225,432
Total homebuilding assets	$2,083,930	$1,923,450

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, and other assets.

Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Real estate inventories:
Land deposits	$55,612	$61,514
Land and land under development	1,056,781	1,013,650
Homes completed and under construction	634,621	495,966
Model homes	109,020	103,976
Total	$1,856,034	$1,675,106

Note 6—Senior Notes, Secured, and Unsecured Indebtedness
Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Notes payable:
Construction notes payable	$130,923	$110,181
Seller financing	32,419	—
Revolving line of credit	96,000	65,000
Total notes payable	259,342	175,181

Subordinated amortizing notes	8,970	14,066

Senior notes:
5 3/4% Senior Notes due April 15, 2019	148,691	148,295
8 1/2% Senior Notes due November 15, 2020	422,852	422,896
7% Senior Notes due August 15, 2022	345,829	345,338
Total senior notes	917,372	916,529

Total notes payable and senior notes	$1,185,684	$1,105,776

As of September 30, 2016, the maturities of the Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 8 1/2% Senior Notes, and 7% Senior Notes are as follows (in thousands):

Year Ending December 31,
2016	$—
2017	78,844
2018	59,814
2019	279,654
2020	425,000
Thereafter	350,000
$1,193,312
Maturities above exclude premium on the 8 1/2% and 7% Senior Notes in an aggregate of $3.8 million, and deferred loan costs on the 5 3/4%, 8 1/2% and 7% Senior Notes of $11.4 million as of September 30, 2016.

Notes Payable
Construction Notes Payable
The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate are listed in the table below as of September 30, 2016 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2016	$33.4	$15.8	September, 2018	3.53%	(1)
January, 2016	35.0	18.8	February, 2019	3.78%	(2)
November, 2015	42.5	19.5	November, 2017	4.50%	(1)
August, 2015 (4)	14.2	0.7	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	7.0	August, 2017	4.50%	(1)
July, 2015	22.5	14.8	July, 2018	4.00%	(3)
April, 2015	18.5	13.9	October, 2017	4.00%	(3)
November, 2014	24.0	13.1	November, 2017	4.00%	(3)
November, 2014	22.0	12.7	November, 2017	4.00%	(3)
March, 2014	26.0	14.6	April, 2018	3.53%	(1)
	$275.6	$130.9
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.
The construction notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of September 30, 2016.
Seller Financing
At September 30, 2016, the Company had $32.4 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note of approximately $3.0 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in August 2017. This note was entered into with a related party. Refer to Note 8 for more details regarding the related party transaction. The second note of $29.4 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018.
Revolving Line of Credit
On July 1, 2016, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (as so further amended and restated, the "Second Amended Facility"). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019 is equal to or greater than the sum of (a) 50% of the Consolidated EBITDA (as defined in the Second Amended Facility) of California Lyon, Parent, certain of the Parent’s direct and indirect wholly owned subsidiaries (together with California Lyon and Parent, the “Loan Parties”) and their Restricted Subsidiaries (as defined in the Second Amended Facility) for the four-quarter period ending September 30, 2018, plus (b) the Liquidity (as defined in the Second Amended Facility) of the Loan Parties and their consolidated subsidiaries on the Springing Termination Date. Further, the Second Amended Facility amended the maximum leverage ratio covenant to extend the timing of the gradual step-downs. Specifically, pursuant to the Second Amended Facility, the maximum leverage ratio will remain at 65% from June 30, 2016 through and including December 30, 2016, will decrease to 62.5% on the last day of the 2016 fiscal year, remain at 62.5% from December 31, 2016 through and including June 29, 2017, and will further decrease to 60% on the last day of the second quarter of 2017 and remain at 60% thereafter. The Second Amended Facility did not revise any of our other financial covenants thereunder.
Prior to the entry into the Second Amended Facility as described above, on March 27, 2015, California Lyon and Parent entered into an amendment and restatement agreement which amended and restated the Company's previous $100 million revolving credit facility and provided for total lending commitments of $130.0 million, an uncommitted accordion feature under which the Company could increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances (up from a maximum aggregate of $125.0 million under the previous facility), as well as a sublimit of $50.0 million for letters of credit, and extended the maturity date of the previous facility by one year to August 7, 2017.
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreases to 62.5% effective as of December 31, 2016, and further decreases to 60% effective as of June 30, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Second Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Second Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Second Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Second Amended Facility) occurs, the lenders may terminate the commitments under the Second Amended Facility and require that the Company repay outstanding borrowings under the Second Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the Second Amended Facility as of September 30, 2016.
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of September 30, 2016, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of September 30, 2016 and December 31, 2015, the Company had $96.0 million and $65.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 4.37% and 3.32%, respectively as well as a letter of credit for $8.6 million outstanding at both dates.

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of September 30, 2016 and December 31, 2015, the amortizing notes had an unamortized carrying value of $9.0 million and $14.1 million, respectively.

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
As of September 30, 2016, the outstanding principal amount of the 5.75% Notes was $150 million, excluding deferred loan costs of $1.3 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of September 30, 2016 the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $2.9 million and deferred loan costs of $5.1 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of September 30, 2016 the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.9 million and deferred loan costs of $5.0 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of September 30, 2016.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of September 30, 2016 and December 31, 2015; consolidating statements of operations for the three and nine months ended September 30, 2016 and 2015; and consolidating statements of cash flows for the nine month periods ended September 30, 2016 and 2015, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of September 30, 2016 and December 31, 2015, and for the three and nine month periods ended September 30, 2016 and 2015.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of September 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$35,703	$528	$4,479	$—	$40,710
Restricted cash	—	—	—	—	—	—
Receivables	—	3,083	1,757	3,281	—	8,121
Escrow proceeds receivable	—	—	—	—	—	—
Real estate inventories	—	957,404	662,342	236,288	—	1,856,034
Investment in unconsolidated joint ventures	—	8,264	150	—	—	8,414
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	79,728	—	—	—	79,728
Other assets, net	—	15,804	1,197	320	—	17,321
Investments in subsidiaries	671,670	(25,323)	(608,347)	—	(38,000)	—
Intercompany receivables	—	—	248,639	—	(248,639)	—
Total assets	$671,670	$1,088,872	$365,659	$244,368	$(286,639)	$2,083,930
LIABILITIES AND EQUITY
Accounts payable	$—	$54,287	$16,343	$6,291	$—	$76,921
Accrued expenses	—	75,808	6,098	106	—	82,012
Notes payable	—	133,126	2,979	123,237	—	259,342
Subordinated amortizing notes	—	8,970	—	—	—	8,970
5 3/4% Senior Notes	—	148,691	—	—	—	148,691
8 1/2% Senior Notes	—	422,852	—	—	—	422,852
7% Senior Notes	—	345,829	—	—	—	345,829
Intercompany payables	—	176,227	—	72,412	(248,639)	—
Total liabilities	—	1,365,790	25,420	202,046	(248,639)	1,344,617
Equity
William Lyon Homes stockholders’ equity (deficit)	671,670	(276,917)	340,240	(25,323)	(38,000)	671,670
Noncontrolling interests	—	(1)	—	67,644	—	67,643
Total liabilities and equity	$671,670	$1,088,872	$365,660	$244,367	$(286,639)	$2,083,930

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$105,962	$181,594	$55,072	$—	$342,628
Construction services	—	86	—	—	—	86
Management fees	—	(1,541)	—	—	1,541	—
	—	104,507	181,594	55,072	1,541	342,714
Operating costs
Cost of sales	—	(84,652)	(151,306)	(48,397)	(1,541)	(285,896)
Construction services	—	(86)	—	—	—	(86)
Sales and marketing	—	(6,205)	(9,774)	(2,267)	—	(18,246)
General and administrative	—	(14,268)	(3,091)	(1)	—	(17,360)
Other	—	140	69	(11)	—	198
	—	(105,071)	(164,102)	(50,676)	(1,541)	(321,390)
Income from subsidiaries	13,069	3,548	—	—	(16,617)	—
Operating income	13,069	2,984	17,492	4,396	(16,617)	21,324
Equity in income from unconsolidated joint ventures	—	1,140	295	—	—	1,435
Other income (expense), net	—	2,550	(19)	(481)	—	2,050
Income before provision for income taxes	13,069	6,674	17,768	3,915	(16,617)	24,809
Provision for income taxes	—	(8,295)	—	—	—	(8,295)
Net income	13,069	(1,621)	17,768	3,915	(16,617)	16,514
Less: Net income attributable to noncontrolling interests	—	—	—	(3,445)	—	(3,445)
Net income available to common stockholders	$13,069	$(1,621)	$17,768	$470	$(16,617)	$13,069

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$90,594	$149,122	$4,595	$—	$244,311
Construction services	—	4,896	—	—	—	4,896
Management fees	—	(138)	—	—	138	—
	—	95,352	149,122	4,595	138	249,207
Operating costs
Cost of sales	—	(71,488)	(124,476)	(4,226)	(138)	(200,328)
Construction services	—	(4,146)	—	—	—	(4,146)
Sales and marketing	—	(6,312)	(8,244)	(796)	—	(15,352)
General and administrative	—	(11,515)	(2,466)	—	—	(13,981)
Amortization of intangible assets	—	(45)	—	—	—	(45)
Other	—	(889)	297	—	—	(592)
	—	(94,395)	(134,889)	(5,022)	(138)	(234,444)
Income from subsidiaries	12,082	623	—	—	(12,705)	—
Operating income (loss)	12,082	1,580	14,233	(427)	(12,705)	14,763
Equity in income from unconsolidated joint ventures	—	1,018	—	—	—	1,018
Other income (expense), net	—	1,395	368	(311)	—	1,452
Income (loss) before provision for income taxes	12,082	3,993	14,601	(738)	(12,705)	17,233
Provision for income taxes	—	(4,956)	—	—	—	(4,956)
Net income (loss)	12,082	(963)	14,601	(738)	(12,705)	12,277
Less: Net income attributable to noncontrolling interests	—	—	—	(195)	—	(195)
Net income (loss) available to common stockholders	$12,082	$(963)	$14,601	$(933)	$(12,705)	$12,082

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$344,459	$494,597	$89,926	$—	$928,982
Construction services	—	3,810	—	—	—	3,810
Management fees	—	(2,587)	—	—	2,587	—
	—	345,682	494,597	89,926	2,587	932,792
Operating costs
Cost of sales	—	(276,481)	(411,339)	(79,298)	(2,587)	(769,705)
Construction services	—	(3,458)	—	—	—	(3,458)
Sales and marketing	—	(18,080)	(26,731)	(6,540)	—	(51,351)
General and administrative	—	(41,749)	(10,129)	(1)	—	(51,879)
Other	—	(587)	(14)	(11)	—	(612)
	—	(340,355)	(448,213)	(85,850)	(2,587)	(877,005)
Income from subsidiaries	36,644	7,472	—	—	(44,116)	—
Operating income (loss)	36,644	12,799	46,384	4,076	(44,116)	55,787
Equity in income from unconsolidated joint ventures	—	3,001	809	—	—	3,810
Other income (expense), net	—	3,873	(34)	(1,036)	—	2,803
Income (loss) before provision for income taxes	36,644	19,673	47,159	3,040	(44,116)	62,400
Provision for income taxes	—	(20,859)	—	—	—	(20,859)
Net income (loss)	36,644	(1,186)	47,159	3,040	(44,116)	41,541
Less: Net income attributable to noncontrolling interests	—	—	—	(4,897)	—	(4,897)
Net income (loss) available to common stockholders	$36,644	$(1,186)	$47,159	$(1,857)	$(44,116)	$36,644

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$285,136	$368,519	$28,111	$—	$681,766
Construction services	—	19,304	—	—	—	19,304
Management fees	—	(844)	—	—	844	—
	—	303,596	368,519	28,111	844	701,070
Operating costs
Cost of sales	—	(220,846)	(309,076)	(23,891)	(844)	(554,657)
Construction services	—	(16,073)	—	—	—	(16,073)
Sales and marketing	—	(18,478)	(21,544)	(2,458)	—	(42,480)
General and administrative	—	(33,503)	(7,841)	—		(41,344)
Amortization of intangible assets	—	(710)	—	—	—	(710)
Other	—	(2,671)	1,122	—	—	(1,549)
	—	(292,281)	(337,339)	(26,349)	(844)	(656,813)
Income from subsidiaries	31,041	(5,845)	—	—	(25,196)	—
Operating income (loss)	31,041	5,470	31,180	1,762	(25,196)	44,257
Equity in income from unconsolidated joint ventures	—	1,781	—	—	—	1,781
Other income (expense), net	—	6,083	5,685	(8,893)	—	2,875
Income (loss) before provision for income taxes	31,041	13,334	36,865	(7,131)	(25,196)	48,913
Provision for income taxes	—	(15,780)	—	—	—	(15,780)
Net income (loss)	31,041	(2,446)	36,865	(7,131)	(25,196)	33,133
Less: Net income attributable to noncontrolling interests	—	—	—	(2,092)	—	(2,092)
Net income (loss) available to common stockholders	$31,041	$(2,446)	$36,865	$(9,223)	$(25,196)	$31,041

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(2,931)	$18,174	$(35,182)	$(65,970)	$2,931	$(82,978)
Investing activities
Collection of related party note receivable	—	6,188	—	—	—	6,188
Purchases of property and equipment	—	(809)	56	(20)	—	(773)
Investments in subsidiaries	—	(1,727)	46,801	—	(45,074)	—
Net cash (used in) provided by investing activities	—	3,652	46,857	(20)	(45,074)	5,415
Financing activities
Proceeds from borrowings on notes payable	—	2,211	—	109,781	—	111,992
Principal payments on notes payable	—	(10,440)	—	(80,810)	—	(91,250)
Proceeds from borrowings on Revolver	—	198,000	—	—	—	198,000
Payments on Revolver	—	(167,000)	—	—	—	(167,000)
Principal payments on subordinated amortizing notes	—	(5,096)	—	—	—	(5,096)
Payment of deferred loan costs	—	(792)	—	—	—	(792)
Purchase of common stock	—	(918)	—	—	—	(918)
Excess income tax benefit from stock based awards	—	(238)	—	—	—	(238)
Noncontrolling interest contributions	—	—	—	36,140	—	36,140
Noncontrolling interest distributions	—	—	—	(12,768)	—	(12,768)
Advances to affiliates	—	—	(4,479)	11,056	(6,577)	—
Intercompany receivables/payables	2,931	(46,182)	(9,391)	3,922	48,720	—
Net cash provided by (used in) financing activities	2,931	(30,455)	(13,870)	67,321	42,143	68,070
Net (decrease) increase in cash and cash equivalents	—	(8,629)	(2,195)	1,331	—	(9,493)
Cash and cash equivalents at beginning of period	—	44,332	2,723	3,148	—	50,203
Cash and cash equivalents at end of period	$—	$35,703	$528	$4,479	$—	$40,710

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(3,108)	$(148,129)	$(19,212)	$(52,390)	$2,485	$(220,354)
Investing activities
Investments in and advances to unconsolidated joint ventures	—	(1,000)	—	—	—	(1,000)
Purchases of property and equipment	—	(1,375)	65	22	—	(1,288)
Investments in subsidiaries	—	(6,572)	27,885	—	(21,313)	—
Net cash (used in) provided by investing activities	—	(8,947)	27,950	22	(21,313)	(2,288)
Financing activities
Proceeds from borrowings on notes payable	—	30,415	—	54,511	—	84,926
Principal payments on notes payable	—	(8,725)	(162)	(12,236)	—	(21,123)
Proceeds from issuance of 7% notes	—	51,000	—	—	—	51,000
Proceeds from borrowings on Revolver	—	194,000	—	—	—	194,000
Payments on revolver	—	(109,000)	—	—	—	(109,000)
Principal payments on subordinated amortizing notes	—	(4,999)	—	—	—	(4,999)
Payment of deferred loan costs	—	(1,755)	—	—	—	(1,755)
Proceeds from exercise of stock options	—	106	—	—	—	106
Shares remitted to Company for employee tax witholding	—	(1,826)	—	—	—	(1,826)
Noncontrolling interest contributions	—	—	—	13,125	—	13,125
Noncontrolling interest distributions	—	—	—	(8,204)	—	(8,204)
Advances to affiliates	—	—	(4,810)	9,327	(4,517)	—
Intercompany receivables/payables	3,108	(21,706)	(3,412)	(1,335)	23,345	—
Net cash provided by (used in) financing activities	3,108	127,510	(8,384)	55,188	18,828	196,250
Net increase in cash and cash equivalents	—	(29,566)	354	2,820	—	(26,392)
Cash and cash equivalents at beginning of period	—	48,462	573	3,736	—	52,771
Cash and cash equivalents at end of period	$—	$18,896	$927	$6,556	$—	$26,379

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2016 and December 31, 2015, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes payable—The carrying amount is a reasonable estimate of fair value of the notes payable because market rates are unchanged since inception and/or the outstanding balance at quarter end is expected to be repaid within one year.

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$259,342	$259,342	$175,181	$175,181
Subordinated amortizing notes	$8,970	$8,432	$14,066	$12,122
5 3/4% Senior Notes due 2019	$148,691	$153,375	$148,295	$147,750
8 1/2% Senior Notes due 2020	$422,852	$445,188	$422,896	$449,438
7% Senior Notes due 2022	$345,829	$360,500	$345,338	$350,875
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

Note 8—Related Party Transactions

On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and a wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft (the “Aircraft”). The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note was secured by the Aircraft and required semiannual interest payments to California Lyon of approximately $0.1 million. The note provided for a maturity date in September 2016. During the nine months ended September 30, 2016, the promissory note was paid in full by the borrower prior to the September 2016 maturity date, along with all accrued interest to date.

In August 2016 the Company acquired certain lots within a master planned community located in Aurora, Colorado, for an overall purchase price of approximately $9.3 million, from an entity managed by an affiliate of Paulson & Co., Inc. (“Paulson”). WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, holds over 5% of Parent’s outstanding Class A common stock. A portion of the acquisition price for the lots was paid in the form of a seller note with a principal amount of approximately $3.0 million (see Note 6). The Company believes that the transaction, including the terms of the seller note, was on terms no less favorable than it would have agreed to with unrelated parties.

Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 33.4% and 33.4%, and 28.8% and 32.3% for the three and nine months ended September 30, 2016 and 2015, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests, change in the valuation allowance of deferred tax assets, and the domestic production activities deduction.
Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2016 the Company’s had no amounts recorded as a valuation allowance against its deferred tax assets.
At September 30, 2016, the Company had no remaining federal net operating loss carryforwards and $54.7 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of September 30, 2016, the Company had unused federal and state built-in losses of $53.2 million and $7.5 million, respectively. The five year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at September 30, 2016, which have an indefinite life.
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
Note 10—Income Per Common Share
Basic and diluted income per common share for the three and nine months ended September 30, 2016 and 2015 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Basic weighted average number of common shares outstanding	36,801,464	36,573,099	36,746,727	36,534,554
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	636,633	1,465,119	672,364	1,396,633
Tangible equity units	894,930	469,049	894,930	469,049
Diluted average shares outstanding	38,333,027	38,507,267	38,314,021	38,400,236
Net income available to common stockholders	$13,069	$12,082	$36,644	$31,041
Basic income per common share	$0.36	$0.33	$1.00	$0.85
Dilutive income per common share	$0.34	$0.31	$0.96	$0.81
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	240,000	240,000	240,000	160,000
Warrants	1,907,551	—	1,907,551	—

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
During the three and nine months ended September 30, 2016, the Company granted 31,571 and 291,368 shares of restricted stock, respectively. During the nine months ended September 30, 2016, the Company granted 566,092 shares of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and nine months ended September 30, 2016 and 2015 of $1.5 million and $4.1 million, and $1.6 million and $4.8 million, respectively.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the nine months ended September 30, 2016, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2016 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2017, 2018 and 2019, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of September 30, 2016, management determined that the currently available data was sufficient to support that the achievement of the minimum threshold for one of the performance targets is probable, and as such, compensation expense of $0.3 million has been recognized for these awards to date.

Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the three and nine months ended September 30, 2016, representing 250,304 shares of restricted stock, 163,269 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2017, 2018 and 2019, 55,464 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2017 and 2018, 3,548 of such shares have a vesting schedule pursuant to which one-half of the shares will vest on August 9th of each of 2017 and 2018, 20,697 of such shares are subject to a vesting schedule pursuant to which 100% of the shares will vest on August 9, 2018, and 7,326 of such shares have a vesting schedule pursuant to which one-half of the shares will vest on September 6th of each of 2017 and 2018, in each case subject to each grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee directors of the Company during the nine months ended September 30, 2016, representing 41,064 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2016,

September 1, 2016, December 1, 2016 and March 1, 2017, subject to each grantee’s continued service on the board through each vesting date.

Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of September 30, 2016, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $1.0 million and $2.9 million, and $1.1 million and $2.8 million, respectively, in the three and nine months ended September 30, 2016 and 2015, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2016 (in thousands).

Year Ending December 31,
2016	$569
2017	2,516
2018	2,475
2019	2,226
2020	2,008
Thereafter	2,785
Total	$12,579
As of September 30, 2016 and December 31, 2015, the Company had $0.0 million and $0.5 million, respectively, in deposits as collateral for outstanding surety bonds to guarantee the Company’s financial obligations under certain contractual arrangements in the normal course of business. The standby letters of credit were secured by cash as reflected as restricted cash on the accompanying consolidated balance sheet.
The Company also had outstanding performance and surety bonds of $195.9 million at September 30, 2016, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2016, the Company had $238.5 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of September 30, 2016, the Company has made non-refundable deposits of $55.6 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $447.3 million as of September 30, 2016.

Note 13—Subsequent Events

No events have occurred subsequent to September 30, 2016, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 97,000 homes. For the nine months ended September 30, 2016 (the "2016 period"), the Company had revenues from homes sales of $929.0 million, a 36% increase from $681.8 million for the nine months ended September 30, 2015 (the "2015 period"), which includes results from all reportable operating segments. The Company had net new home orders of 2,211 homes in the 2016 period, a 7% increase from 2,059 in the 2015 period, while the average sales price ("ASP") for homes closed increased 9% to $494,400 in the 2016 period from $453,000 in the 2015 period.
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
Results of Operations
In the nine months ended September 30, 2016, the Company delivered 1,879 homes, with an ASP of approximately $494,400, and recognized home sales revenue of $929.0 million. The Company generated net income to common shareholders of $36.6 million for the nine months ended September 30, 2016, and earnings per share of $0.96, on a diluted basis. The Company continues to see positive trends in price appreciation at most of its projects over the course of the year, and our average sales price of homes in backlog is approximately $551,900 as of September 30, 2016, which is 12% higher than the average sales price of homes closed for the nine months ended September 30, 2016 of $494,400.
As of September 30, 2016, the Company was selling homes in 76 communities, and our average community count for the nine month period then ended was 73 locations. We had a consolidated backlog of 1,071 homes sold but not closed, with an associated sales value of $591.0 million, representing a 4% increase in units, and a 10% increase in dollar value, as compared to the backlog at September 30, 2015.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 17.1% and 23.5%, respectively, for the nine months ended September 30, 2016, as compared to 18.6% and 25.1%, respectively, for the nine months ended September 30, 2015.
Comparisons of the Three Months Ended September 30, 2016 to September 30, 2015
Revenues from homes sales increased 40% to $342.6 million during the three months ended September 30, 2016, compared to $244.3 million during the three months ended September 30, 2015. The increase is primarily due to the opening of new communities across our reporting segments, which contributes to a higher number of deliveries, as well as an 18% increase in average sales price. The number of net new home orders for the three months ended September 30, 2016 increased 4% to 651 homes from 628 homes for the three months ended September 30, 2015.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Number of Net New Home Orders
California	191	158	33	21%
Arizona	117	119	(2)	(2)%
Nevada	66	77	(11)	(14)%
Colorado	54	38	16	42%
Washington	66	98	(32)	(33)%
Oregon	157	138	19	14%
Total	651	628	23	4%

The 4% increase in net new homes orders is driven by a 7% increase in average number of sales locations to 78 average locations in 2016, compared to 73 in the 2015 period, driven by the opening of new communities in California, Arizona, Nevada and Oregon, offset by a slight decline in monthly absorption to 2.8 sales per month from 2.9.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	%
Cancellation Rates
California	24%	23%	1%
Arizona	16%	16%	—%
Nevada	15%	21%	(6)%
Colorado	16%	28%	(12)%
Washington	21%	24%	(3)%
Oregon	22%	27%	(5)%
Overall	20%	23%	(3)%
Cancellation rates during the 2016 period decreased to 20% from 23% during the 2015 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Average Number of Sales Locations
California	23	18	5	28%
Arizona	9	8	1	13%
Nevada	12	11	1	9%
Colorado	10	14	(4)	(29)%
Washington	6	6	—	—%
Oregon	18	16	2	13%
Total	78	73	5	7%

The average number of sales locations for the Company increased to 78 locations for the three months ended September 30, 2016 compared to 73 for the three months ended September 30, 2015, driven by the opening of new communities in California, Arizona, Nevada and Oregon during 2016, as the Company continues to convert its land supply into home sites. During the period, the Company opened 5 communities, while closing out 8.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
Quarterly Absorption Rates
California	8.3	8.8	(0.5)
Arizona	13.0	14.9	(1.9)
Nevada	5.5	7.0	(1.5)
Colorado	5.4	2.7	2.7
Washington	11.0	16.3	(5.3)
Oregon	8.7	8.6	0.1
Overall	8.3	8.6	(0.3)
The Company's consolidated quarterly absorption rate, representing number of net new home orders divided by average sales locations for the period, decreased slightly for the three months ended September 30, 2016 to 8.3 sales per project from 8.6 in the 2015 period. Absorption rates declined in Washington from 11.0 for the three months ended September 30, 2016 compared to 16.3 for the three months ended September 30, 2015; however, Washington continues to represent the second highest absorption rate across all reporting segments during the 2016 period.

	September 30,		Increase (Decrease)
	2016	2015	Amount	%
Backlog (units)
California	327	297	30	10%
Arizona	252	238	14	6%
Nevada	124	109	15	14%
Colorado	112	134	(22)	(16)%
Washington	57	90	(33)	(37)%
Oregon	199	164	35	21%
Total	1,071	1,032	39	4%
The Company’s backlog at September 30, 2016 increased 4% to 1,071 units from 1,032 units at September 30, 2015. The increase is primarily attributable to an increase in net new home orders to 651 in the current period from 628 in the prior year offset by a higher backlog conversion rate of 62% in current period compared to 58% in the prior period.

	September 30,		Increase (Decrease)
	2016	2015	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$260,082	$236,202	$23,880	10%
Arizona	71,609	59,737	11,872	20%
Nevada	78,285	70,601	7,684	11%
Colorado	59,451	64,300	(4,849)	(8)%
Washington	36,518	36,902	(384)	(1)%
Oregon	85,093	69,383	15,710	23%
Total	$591,038	$537,125	$53,913	10%
The dollar amount of backlog of homes sold but not closed as of September 30, 2016 was $591.0 million, up 10% from $537.1 million as of September 30, 2015. The increase primarily reflects an increase in net new orders as described above, coupled with a 6% increase in the ASP of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In California, the dollar amount of backlog increased 10% to $260.1 million as of September 30, 2016 from $236.2 million as of September 30, 2015, which is attributable to a 10% increase in units in backlog.
In Arizona, the dollar amount of backlog increased 20% to $71.6 million as of September 30, 2016 from $59.7 million as of September 30, 2015, which is attributable to a 6% increase in the number of homes in backlog, to 252 at September 30, 2016, from 238 at September 30, 2015.
In Nevada, the dollar amount of backlog increased 11% to $78.3 million as of September 30, 2016 from $70.6 million as of September 30, 2015, attributable to a 14% increase in units in backlog, to 124 as of September 30, 2016 from 109 as of September 30, 2015, partially offset by a 3% decrease in average sales price of homes in backlog to $631,300 as of September 30, 2016, from $647,700 as of September 30, 2015.
In Colorado, the dollar amount of backlog decreased 8% to $59.5 million as of September 30, 2016 from $64.3 million as of September 30, 2015, which is attributable to a 16% decrease in the number of units in backlog, to 112 units as of September 30, 2016, from 134 units as of September 30, 2015, partially offset by a 11% increase of the ASP of homes in backlog to $530,800 as of September 30, 2016 from $479,900 as of September 30, 2015.
In Washington, the dollar amount of backlog decreased 1% to $36.5 million as of September 30, 2016 from $36.9 million as of September 30, 2015, which is attributable to a 37% decrease in the number of units in backlog, to 57 units as of September 30, 2016, from 90 units as of September 30, 2015. This decrease is mostly offset by a 56% increase in the ASP of homes in backlog to $640,700 as of September 30, 2016 from $410,000 as of September 30, 2015.
In Oregon, the dollar amount of backlog increased 23% to $85.1 million as of September 30, 2016 from $69.4 million as of September 30, 2015, which is primarily attributable to a 21% increase in the number of units in backlog, to 199 units as of September 30, 2016, from 164 units as of September 30, 2015, coupled with a 1% increase in the ASP of homes in backlog to $427,600 in the 2016 period from $423,100 in the 2015 period.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Number of Homes Closed
California	169	122	47	39%
Arizona	108	69	39	57%
Nevada	85	63	22	35%
Colorado	70	50	20	40%
Washington	74	117	(43)	(37)%
Oregon	167	143	24	17%
Total	673	564	109	19%

During the three months ended September 30, 2016, the number of homes closed increased 19% to 673 from 564 in the 2015 period. The increase was primarily attributable to the California, Arizona, Nevada, Colorado and Oregon reporting segments, driven by a higher number of homes in backlog to begin the quarter when compared with the 2015 period. These increases were partially offset by a decrease in the Washington reporting segment.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$111,434	$63,265	$48,169	76%
Arizona	28,758	18,588	10,170	55%
Nevada	49,600	31,924	17,676	55%
Colorado	35,316	23,864	11,452	48%
Washington	42,247	46,905	(4,658)	(10)%
Oregon	75,273	59,765	15,508	26%
Total	$342,628	$244,311	$98,317	40%

The 40% increase in homebuilding revenue is driven by the 19% increase in homes closed discussed above, coupled with a 18% increase in the average sales price of homes closed between the 2016 and 2015 periods.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Average Sales Price of Homes Closed
California	$659,400	$518,600	$140,800	27%
Arizona	266,300	269,400	(3,100)	(1)%
Nevada	583,500	506,700	76,800	15%
Colorado	504,500	477,300	27,200	6%
Washington	570,900	400,900	170,000	42%
Oregon	450,700	417,900	32,800	8%
Total	$509,100	$433,200	$75,900	18%

The average sales price of homes closed during the 2016 period increased 18% due to an increase in the average sales price of homes closed, primarily driven by product mix, in all reporting segments except Arizona, which declined by a nominal amount. In addition to the product mix shift, the increase in ASP in Washington was also due to price appreciation in certain communities that were open in both the 2016 and 2015 periods.

Gross Margin
Homebuilding gross margins decreased to 16.6% for the three months ended September 30, 2016 from 18.0% in the 2015 period, primarily driven by rising labor and land costs, as well as an increase in capitalized interest being amortized through cost of sales, which increased to 400 basis points compared to 340 basis points in the 2015 period, and which also included infrastructure charges included in cost of sales for two sold out projects in Northern California, which impacted gross margins for the period.
For the comparison of the three months ended September 30, 2016 and the three months ended September 30, 2015, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 22.2% for the 2016 period compared to 24.7% for the 2015 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with a decrease in the impact of purchase accounting.
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

	Three Months Ended September 30,
	2016	2015
	(dollars in thousands)
Home sales revenue	$342,628	$244,311
Cost of home sales	285,896	200,328
Homebuilding gross margin	56,732	43,983
Homebuilding gross margin percentage	16.6%	18.0%
Add: Interest in cost of sales	13,543	8,373
Add: Purchase accounting adjustments	5,687	7,986
Adjusted homebuilding gross margin	$75,962	$60,342
Adjusted homebuilding gross margin percentage	22.2%	24.7%

Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $0.1 million for the three months ended September 30, 2016, and $4.9 million for the three months ended September 30, 2015. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California, which has closed out. During the fourth quarter of 2015 and continuing into 2016, the Company finalized significant construction services projects.
Sales and Marketing, General and Administrative

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
	(dollars in thousands)
Sales and Marketing	$18,246	$15,352	5.3%	6.3%
General and Administrative	17,360	13,981	5.1%	5.7%
Total Sales and Marketing & General and Administrative	$35,606	$29,333	10.4%	12.0%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.3% in the 2016 period compared to 6.3% in the 2015 period as a result of lower advertising and upfront marketing costs. General and administrative expense as a percentage of home sales revenues decreased to 5.1% in the 2016 period compared to 5.7% in the 2015 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures increased to $1.4 million for the three months ended September 30, 2016 from $1.0 million during the 2015 period. The increase reflects the expanding operations of the mortgage joint ventures in which the Company holds a non-consolidated equity interest.
Other Items
Interest activity for the three months ended September 30, 2016 and September 30, 2015 is as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Interest incurred	$21,293	$19,271
Less: Interest capitalized	21,293	19,271
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$14,898	$12,565
The increase in interest incurred for the three months ended September 30, 2016, compared to the interest incurred for the three months ended September 30, 2015, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the three months ended September 30, 2016 the Company sold two parcels of land resulting in a $2.7 million gain.
Provision for Income Taxes
During the three months ended September 30, 2016, the Company recorded a provision for income taxes of $8.3 million, for an effective tax rate of 33.4%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests, change in the valuation allowance of deferred tax assets, and domestic production activities deduction. During the three months ended September 30, 2015, the Company recorded a provision for income taxes of $5.0 million for an effective tax rate of 28.8%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $3.4 million during the 2016 period from $0.2 million during the 2015 period, reflecting the stage in the project development cycle of a number of our recently entered into joint venture projects and an increase in deliveries.
Net Income Attributable to Common Stockholders
As a result of the foregoing factors, net income attributable to common stockholders for the three months ended September 30, 2016, and 2015 was $13.1 million, and $12.1 million, respectively.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	September 30,		Increase (Decrease)
	2016	2015	Amount	%
Lots Owned
California	1,625	2,315	(690)	(30)%
Arizona	4,877	5,289	(412)	(8)%
Nevada	3,131	2,864	267	9%
Colorado	1,544	864	680	79%
Washington	1,387	1,180	207	18%
Oregon	1,303	1,399	(96)	(7)%
Total	13,867	13,911	(44)	—%
Lots Controlled (1)
California	1,069	419	650	155%
Arizona	—	—	—	—%
Nevada	51	657	(606)	(92)%
Colorado	232	148	84	57%
Washington	1,081	937	144	15%
Oregon	1,849	1,601	248	15%
Total	4,282	3,762	520	14%
Total Lots Owned and Controlled	18,149	17,673	476	3%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 18,149 lots owned and controlled at September 30, 2016 from 17,673 lots at September 30, 2015.

Comparisons of the Nine Months Ended September 30, 2016 to September 30, 2015
Revenues from homes sales increased 36% to $929.0 million during the nine months ended September 30, 2016, compared to $681.8 million during the nine months ended September 30, 2015. The increase is primarily due to the opening of new communities across our reporting segments. The number of net new home orders for the nine months ended September 30, 2016 increased 7% to 2,211 homes from 2,059 homes for the nine months ended September 30, 2015.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Number of Net New Home Orders
California	591	547	44	8%
Arizona	367	323	44	14%
Nevada	229	193	36	19%
Colorado	204	200	4	2%
Washington	238	329	(91)	(28)%
Oregon	582	467	115	25%
Total	2,211	2,059	152	7%

The 7% increase in net new homes orders is driven by a 12% increase in average number of sales locations to 73 average locations in 2016, compared to 65 in the 2015 period, driven by an increase in the average number of communities in all reporting segments with the exception of Colorado and Washington.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	%
Cancellation Rates
California	18%	20%	(2)%
Arizona	10%	14%	(4)%
Nevada	17%	21%	(4)%
Colorado	13%	16%	(3)%
Washington	15%	20%	(5)%
Oregon	15%	21%	(6)%
Overall	15%	19%	(4)%
Cancellation rates during the 2016 period decreased to 15% from 19% during the 2015 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Average Number of Sales Locations
California	20	17	3	18%
Arizona	8	7	1	14%
Nevada	12	10	2	20%
Colorado	10	13	(3)	(23)%
Washington	6	6	—	—%
Oregon	17	12	5	42%
Total	73	65	8	12%

The average number of sales locations for the Company increased to 73 locations for the nine months ended September 30, 2016 compared to 65 for the nine months ended September 30, 2015, driven by an increase in community count in all reporting segments except Colorado and Washington during 2016, as the Company continues to convert its land supply into home sites.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015
Average Quarterly Absorption Rates
California	9.9	10.7	(0.8)
Arizona	15.3	15.4	(0.1)
Nevada	6.4	6.4	0
Colorado	6.8	5.1	1.7
Washington	13.2	18.3	(5.1)
Oregon	11.4	13.0	(1.6)
Overall	10.1	10.6	(0.5)
The Company's consolidated average quarterly absorption rate, representing number of net new home orders divided by average sales locations by period for the first three quarters of 2016, decreased slightly for the nine months ended September 30, 2016 to 10.1 sales per project from 10.6 in the 2015 period. Average quarterly absorption rates declined in Washington from 13.2 for the nine months ended September 30, 2016 compared to 18.3 for the nine months ended September 30, 2015; however, Washington continues to represent the second highest absorption rate across all reporting segments during the 2016 period.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Number of Homes Closed
California	458	408	50	12%
Arizona	324	132	192	145%
Nevada	220	157	63	40%
Colorado	170	150	20	13%
Washington	225	301	(76)	(25)%
Oregon	482	357	125	35%
Total	1,879	1,505	374	25%

During the nine months ended September 30, 2016, the number of homes closed increased 25% to 1,879 from 1,505 in the 2015 period. The increase was primarily attributable to the California, Arizona, Nevada, Colorado and Oregon reporting segments, driven by a higher number of homes in backlog to begin the year when compared with the 2015 period, coupled with a 12% increase in average sales locations from the 2015 period. These increases were partially offset by a decrease in the Washington reporting segment.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$305,389	$223,311	$82,078	37%
Arizona	85,399	36,282	49,117	135%
Nevada	128,996	89,937	39,059	43%
Colorado	85,885	69,457	16,428	24%
Washington	112,512	124,371	(11,859)	(10)%
Oregon	210,801	138,408	72,393	52%
Total	$928,982	$681,766	$247,216	36%
The 36% increase in homebuilding revenue is driven by the 25% increase in homes closed discussed above, coupled with a 9% increase in the average sales price of homes closed between the 2016 and 2015 periods.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Average Sales Price of Homes Closed
California	$666,800	$547,300	$119,500	22%
Arizona	263,600	274,900	(11,300)	(4)%
Nevada	586,300	572,800	13,500	2%
Colorado	505,200	463,000	42,200	9%
Washington	500,100	413,200	86,900	21%
Oregon	437,300	387,700	49,600	13%
Total	$494,400	$453,000	$41,400	9%

The average sales price of homes closed during the 2016 period increased 9% due to an increase in the average sales price of homes closed, primarily driven by product mix, in all reporting segments except Arizona, which experienced nominal decreases. In addition to the product mix shift, the increase in ASP in Washington was also due to price appreciation in certain communities that were open in both the 2016 and 2015 periods.

Gross Margin
Homebuilding gross margins decreased to 17.1% for the nine months ended September 30, 2016 from 18.6% in the 2015 period, primarily driven by rising labor and land costs, as well as an increase in capitalized interest being amortized through cost of sales, which increased to 420 basis points compared to 350 basis points in the 2015 period, and which included infrastructure charges included in cost of sales for two sold out projects in Northern California, which impacted gross margins for the period.
For the comparison of the nine months ended September 30, 2016 and the nine months ended September 30, 2015, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 23.5% for the 2016 period compared to 25.1% for the 2015 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above.
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

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Home sales revenue	$928,982	$681,766
Cost of home sales	769,705	554,657
Homebuilding gross margin	159,277	127,109
Homebuilding gross margin percentage	17.1%	18.6%
Add: Interest in cost of sales	39,310	23,750
Add: Purchase accounting adjustments	19,938	20,441
Adjusted homebuilding gross margin	$218,525	$171,300
Adjusted homebuilding gross margin percentage	23.5%	25.1%

Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $3.8 million for the nine months ended September 30, 2016, and $19.3 million for the nine months ended September 30, 2015. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California, which has closed out. During the fourth quarter of 2015 and continuing into 2016, the Company finalized significant construction services projects.
Sales and Marketing, General and Administrative

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
	(dollars in thousands)
Sales and Marketing	$51,351	$42,480	5.5%	6.2%
General and Administrative	51,879	41,344	5.6%	6.1%
Total Sales and Marketing & General and Administrative	$103,230	$83,824	11.1%	12.3%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.5% in the 2016 period compared to 6.2% in the 2015 period as result of lower advertising and upfront marketing costs. General and administrative expense as a percentage of home sales revenues decreased to 5.6% in the 2016 period compared to 6.1% in the 2015 period. The decrease is driven by increased revenues and improved operating leverage on our increased headcount.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures increased to $3.8 million for the nine months ended September 30, 2016 from $1.8 million during the 2015 period. The increase reflects the expanding operations of the mortgage joint ventures in which the Company holds a non-consolidated equity interest.
Other Items
Interest activity for the nine months ended September 30, 2016 and September 30, 2015 is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Interest incurred	$62,112	$55,915
Less: Interest capitalized	62,112	55,915
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$54,576	$47,590
The increase in interest incurred for the nine months ended September 30, 2016, compared to the interest incurred for the nine months ended September 30, 2015, reflects an increase in the Company's overall debt, offset by a decrease in effective interest rates. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the nine months ended September 30, 2016 the Company sold five parcels of land resulting in a $2.7 million gain.
Provision for Income Taxes
During the nine months ended September 30, 2016, the Company recorded a provision for income taxes of $20.9 million, for an effective tax rate of 33.4%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests, change in the valuation allowance of deferred tax assets, and domestic production activities deduction. During the nine months ended September 30, 2015, the Company recorded a provision for income taxes of $15.8 million for an effective tax rate of 32.3%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $4.9 million during the 2016 period from $2.1 million during the 2015 period, reflecting the stage in the project development cycle of a number of our recently entered into joint venture projects and an increase in deliveries.
Net Income Attributable to Common Stockholders
As a result of the foregoing factors, net income attributable to common stockholders for the nine months ended September 30, 2016, and 2015 was $36.6 million, and $31.0 million, respectively.

Financial Condition and Liquidity
The U.S. housing market has continued to improve from the cyclical low points of the early years of the last real estate cycle. Strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends, including employment and population growth. While the homebuilding industry encountered some challenges during 2015 and continuing in 2016, including constrained subcontractor and labor availability, increased cycle times, volatility in global and financial markets, and weather challenges during the first nine months of 2016 the Company has continued to show year-over-year improvement in deliveries, revenues, orders, and pre-tax income.
The Company benefits from a sizable and well-located lot supply, and as of September 30, 2016, the Company owned 13,867 lots, all of which are entitled, and had options to purchase an additional 4,282 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. The Company has continued to experience increased cycle times in a number of its operating segments in the start of 2016, and the availability of qualified trades with the associated delays and cost increases are challenges faced by the Company and the entire homebuilding industry during 2015 and into 2016. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of Polygon Northwest Homes during 2014.
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the nine months ended September 30, 2016, the Company delivered 1,879 homes, and recognized home sales revenue of $929.0 million. During the nine months ended September 30, 2016, the Company used cash in operations of $83.0 million, which included investment in land acquisitions of $247.1 million, for net cash generated by operations of $164.1 million. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of September 30, 2016 and December 31, 2015, the amortizing notes had an unamortized carrying value of $9.0 million and $14.1 million, respectively.
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
As of September 30, 2016, the outstanding principal amount of the 5.75% Notes was $150.0 million, excluding deferred loan costs of $1.3 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
As of September 30, 2016 the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $2.9 million and deferred loan costs of $5.1 million. The 8.5% Notes bear interest at a rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including, the 5.75% Notes, as described above, and the 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of September 30, 2016, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.9 million and deferred loan costs of $5.0 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2016.

Revolving Lines of Credit
On July 1, 2016, California Lyon and Parent entered into an amendment and restatement agreement, pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (as so further amended and restated, the “Second Amended Facility”). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019 is equal to or greater than the sum of

(a) 50% of the Consolidated EBITDA (as defined in the Second Amended Facility) of California Lyon, Parent, certain of the Parent’s direct and indirect wholly owned subsidiaries (together with California Lyon and Parent, the “Loan Parties”) and their Restricted Subsidiaries (as defined in the Second Amended Facility) for the four-quarter period ending September 30, 2018, plus (b) the Liquidity (as defined in the Second Amended Facility) of the Loan Parties and their consolidated subsidiaries on the Springing Termination Date. Further, the Second Amended Facility amended the maximum leverage ratio covenant to extend the timing of the gradual step-downs. Specifically, pursuant to the Second Amended Facility, the maximum leverage ratio will remain at 65% from June 30, 2016 through and including December 30, 2016, will decrease to 62.5% on the last day of the 2016 fiscal year, remain at 62.5% from December 31, 2016 through and including June 29, 2017, and will further decrease to 60% on the last day of the second quarter of 2017 and remain at 60% thereafter. The Second Amended Facility did not revise any of our other financial covenants thereunder.
Prior to the entry into the Second Amended Facility as described above, on March 27, 2015, California Lyon and Parent entered into an amendment and restatement agreement which amended and restated the Company's previous $100 million revolving credit facility and provided for total lending commitments of $130.0 million, an uncommitted accordion feature under which the Company could increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances (up from a maximum aggregate of $125.0 million under the previous facility), as well as a sublimit of $50.0 million for letters of credit, and extended the maturity date of the previous facility by one year to August 7, 2017.
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of September 30, 2016, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of September 30, 2016, the Company had $96.0 million and $65.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 4.37% and 3.32%, respectively as well as a letter of credit for $8.6 million outstanding at both dates.
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreases to 62.5% effective as of December 31, 2016, and further decreases to 60% effective as of June 30, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Company was in compliance with all covenants under the Second Amended Facility as of September 30, 2016. The following table summarizes these covenants pursuant to the Second Amended Facility, and our compliance with such covenants as of September 30, 2016:

	Covenant Requirements at		Actual at
Financial Covenant	September 30, 2016		September 30, 2016
Minimum Tangible Net Worth	$524.7	million	$664.5	million
Maximum Leverage Ratio	65.0%		63.5%
Interest Coverage Ratio; or (1)	1.50x		2.27x
Minimum Liquidity (1)	$82.4	million	$81.1	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the nine months ended September 30, 2016, the Company paid approximately $247.1 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
The Second Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants, including those financial covenants identified above; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events.
The occurrence of any event of default could result in the termination of the commitments under the Second Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Second Amended Facility and require cash collateralization of outstanding letters of credit, if we are unable to amend the Second Amended Facility, secure a waiver of the default from the lenders or otherwise cure the default. Further, acceleration of the Second Amended Facility borrowings may result in the acceleration of other debt to which a cross-acceleration or cross-default provision applies, including but not limited to our senior notes as described above to the extent the acceleration is above certain threshold amounts, and the triggering default is not cured or waived or any acceleration rescinded, as well as certain notes payable.
In addition, if a change in control (as defined in the Second Amended Facility) occurs, the lenders may terminate the commitments under the Second Amended Facility and require that the Company repay outstanding borrowings under the Second Amended Facility and cash collateralize outstanding letters of credit.
The Company believes it has access to alternate sources of funding to pay off resulting obligations or replace funding under the Second Amended Facility should there be a likelihood of, or anticipated, breach of any covenants, including cash generated from operations and opportunistic land sales. In addition, the Company has capacity under the restrictive covenants of its senior notes indentures to incur additional indebtedness which it can do through access to the debt capital markets, and the Company believes it can also raise equity in the capital markets.

Construction Notes Payable

    The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of September 30, 2016 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2016	$33.4	$15.8	September, 2018	3.53%	(1)
January, 2016	35.0	18.8	February, 2019	3.78%	(2)
November, 2015	42.5	19.5	November, 2017	4.50%	(1)
August, 2015 (4)	14.2	0.7	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	7.0	August, 2017	4.50%	(1)
July, 2015	22.5	14.8	July, 2018	4.00%	(3)
April, 2015	18.5	13.9	October, 2017	4.00%	(3)
November, 2014	24.0	13.1	November, 2017	4.00%	(3)
November, 2014	22.0	12.7	November, 2017	4.00%	(3)
March, 2014	26.0	14.6	April, 2018	3.53%	(1)
	$275.6	$130.9
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.
The construction notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of September 30, 2016.

Seller Financing
At September 30, 2016, the Company had $32.4 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note of approximately $3.0 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in August 2017. This note was entered into with a related party, which is described in more detail in the financial statements. The second note of $29.4 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018.
Net Debt to Total Capital
The Company’s ratio of net debt to net book capital was 60.8% and 61.1% as of September 30, 2016 and December 31, 2015, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	Successor
	September 30, 2016	December 31, 2015
	(dollars in thousands)
Notes payable and Senior Notes	$1,185,684	$1,105,776
Total equity	739,313	671,469
Total capital	$1,924,997	$1,777,245
Ratio of debt to total capital	61.6%	62.2%
Notes payable and Senior Notes	$1,185,684	$1,105,776
Less: Cash and cash equivalents and restricted cash	(40,710)	(50,707)
Net debt	1,144,974	1,055,069
Total equity	739,313	671,469
Total capital	$1,884,287	$1,726,538
Ratio of net debt to total capital	60.8%	61.1%
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

Cash Flows—Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
For the nine months ended September 30, 2016 and 2015, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to $83.0 million in the 2016 period from $220.4 million in the 2015 period. The change was primarily a result of (i) a net decrease in spending on real estate inventories-owned of $146.7 million in the 2016 period compared to spending of $323.7 million in the 2015 period, (ii) a decrease of $3.0 million in escrow proceeds receivable in the 2016 period compared to an increase of $2.9 million in the 2015 period due to the timing of homes closed, (iii) net income of $41.5 million in the 2016 period compared to $33.1 million in the 2015 period, (iv) an increase in accounts payable of $1.0 million in the 2016 period compared to an increase of $63.5 million in the 2015 period due to timing of payments, (vi) an increase in accrued expenses of $11.6 million in the 2016 period compared to an increase of $10.0 million in the 2015 period, and (vii) equity of income in unconsolidated joint ventures of $3.8 million in the 2016 period compared to $1.8 million in the 2015 period.

•
Net cash provided by investing activities was $5.4 million in the 2016 period compared net cash used of $2.3 million in the 2015 period, primarily driven by (i) collections of related party notes of $6.2 million in the 2016 period with no comparable amount in the 2015 period, (ii) net cash paid to unconsolidated joint ventures of $1.0 million in the 2015 period, with no comparable amount in the 2016 period and (iii) purchases of property and equipment of $0.8 million in the 2016 period, compared to $1.3 million in the 2015 period.

•
Net cash provided by financing activities decreased to $68.1 million in the 2016 period from $196.3 million in the 2015 period. The change was primarily the result of (i) net borrowing of $31.0 million against the revolving line of credit in the 2016 period versus net borrowing of $85.0 million in the 2015 period, offset by (ii) net noncontrolling interest contributions of $23.4 million in the 2016 period versus net contributions of $4.9 million in the 2015 period and (iii) net borrowings of notes payable of $20.7 million in the 2016 period, versus net borrowings of $63.8 million in the 2015 period.

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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of September 30, 2016. The section for "Active Projects" includes only projects with lots owned as of September 30, 2016, lots consolidated in accordance with certain accounting principles as of September 30, 2016 or homes closed for the period ended September 30, 2016, and in each case, with an estimated year of first delivery of 2016 or earlier, or orders in 2016. The section for "Future Owned and Controlled" includes projects with lots owned as of September 30, 2016 but with an estimated year of first delivery of 2017 or later, parcels of undeveloped land held for future sale, and lots controlled as of September 30, 2016, in each case aggregated by county. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2016 (2)	Backlog at September 30, 2016 (3) (4)	Lots Owned as of September 30, 2016 (5)	Homes Closed for the Period Ended September 30, 2016	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Anaheim
Avelina	2017	38	—	5	38	—	$540,000 - 575,000
Buena Park
The Covey (7)	2016	67	14	13	53	14	$ 790,000 - 840,000
Cypress
Mackay Place (7)	2016	47	12	18	35	12	$ 838,000 - 896,000
Dana Point
Grand Monarch	2015	37	12	4	25	6	$ 2,604,000 - 2,904,000
Ladera Ranch
Artisan	2015	14	4	2	10	1	$ 2,550,000 - 3,025,000
Irvine
The Vine	2016	106	16	12	38	16	$ 485,000 - 620,000
Calistoga	2016	60	—	19	60	—	$985,000 - $1,325,000
Rancho Mission Viejo
Aurora (7)	2016	94	43	13	51	43	$ 454,000 - 589,000
Vireo (7)	2015	90	42	10	48	32	$ 575,000 - 635,000
Briosa (7)	2016	50	—	1	50	—	$ 935,000 - 1,055,000
Rancho Santa Margarita
Dahlia Court	2016	36	—	1	36	—	$ 499,000 - 619,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	16	2	105	10	$ 1,274,000 - 1,654,000
Lakewood
Canvas	2015	72	69	3	3	33	$ 443,000 - 487,000
Riverside County:
Riverside
SkyRidge	2014	90	22	—	68	4	$ 500,000 - 543,000
TurnLeaf
Crossings	2014	139	16	1	123	6	$ 495,000 - 549,000
Coventry	2015	161	7	7	154	1	$ 535,000 - 560,000
Eastvale
Nexus	2015	220	76	10	144	66	$ 338,000 - 362,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	32	12	45	20	$ 324,000 - 394,000
Citrus Pointe	2015	132	30	10	102	21	$ 339,000 - 404,000
Yucaipa
Cedar Glen	2015	143	106	21	37	36	$ 306,000 - 322,000
Alameda County
Dublin
Terrace Ridge	2015	36	34	2	2	19	$ 1,110,000 - 1,170,000
Newark
The Cove	2016	108	—	23	9	—	$ 616,000 - 741,000
The Strand	2016	157	—	10	16	—	$ 671,000 - 791,000
The Banks	2016	120	—	34	24	—	$ 805,000 - 865,000

The Tides	2016	76	—	20	23	—	$ 864,000 - 894,000
The Isles	2016	81	—	23	21	—	$ 937,000 - 1,007,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Victory II	2014	104	89	14	15	27	$ 583,000 - 652,000
Victory III	2016	11	11	—	—	11	(8)
Brentwood
Palmilla (7)
Cielo	2014	56	56	—	—	8	(8)
Antioch
Oak Crest	2013	130	130	—	—	11	(8)
San Joaquin County:
Tracy
Maplewood	2014	59	58	—	1	9	$ 450,000 - 532,000
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	72	37	38	25	$ 550,000 - 680,000
Mountain View
Guild 33	2015	33	33	—	—	27	(8)
CALIFORNIA TOTAL		2,875	1,000	327	1,374	458

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2016 (2)	Backlog at September 30, 2016 (3) (4)	Lots Owned as of September 30, 2016 (5)	Homes Closed for the Period Ended September 30, 2016	Estimated Sales Price Range (6)
ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Estates	2012	153	153	—	—	13	(8)
Meridian
Harvest	2015	448	109	43	339	65	$ 194,990 - 241,990
Homestead	2015	562	45	27	517	28	$ 232,990 - 313,990
Harmony	2015	505	21	18	484	12	$ 263,990 - 286,990
Horizons	2016	425	1	16	424	1	$ 295,990 - 371,990
Mesa
Lehi Crossing
Settlers Landing	2012	235	173	39	62	41	$ 234,990 - 276,990
Wagon Trail	2013	244	135	42	109	35	$ 249,490 - 311,990
Monument Ridge	2013	248	76	30	172	25	$ 279,990 - 384,990
Albany Village	2016	228	—	7	228	—	$ 185,990 - 242,990
Peoria
Rio Vista	2015	197	142	30	55	104	$ 196,990 - 224,990
ARIZONA TOTAL		3,245	855	252	2,390	324

NEVADA
Clark County:
North Las Vegas

Tierra Este	2013	114	109	5	5	47	$ 219,000 - 239,000
Las Vegas
Serenity Ridge	2013	108	108	—	—	11	(8)
Lyon Estates	2014	89	58	17	31	28	$ 408,000 - 538,000
Tuscan Cliffs	2015	76	22	6	54	10	$ 650,000 - 786,000
Brookshire
Estates	2015	35	22	5	13	19	$ 595,000 - 631,000
Heights	2015	98	27	12	71	15	$ 369,000 - 391,000
Las Vegas - Summerlin
Sterling Ridge
Grand	2014	137	75	6	62	20	$ 875,000 - 920,000
Premier	2014	62	58	2	4	9	$ 1,244,000 - 1,312,000
Allegra	2016	88	18	10	70	18	$ 499,000 - 532,000
Silver Ridge	2016	83	5	13	27	5	$ 1,294,000 - 1,362,000
Henderson
Lago Vista	2016	52	1	5	51	1	$ 765,000 - 828,000
The Peaks	2016	88	—	4	88	—	$ 475,000 - 495,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	242	157	30	85	28	$ 159,000 - 188,000
Series II	2014	187	27	9	160	9	$ 221,000 - 304,000
NEVADA TOTAL		1,459	687	124	721	220

COLORADO
Arapahoe County
Aurora Southshore
Hometown	2014	68	63	5	5	22	$ 359,000 - 390,000
Generations	2014	15	13	—	2	2	$ 401,000 - 494,000
Harmony	2015	10	10	—	—	4	(8)
Signature I	2015	7	5	2	2	4	$ 538,000 - 591,000
Filing 5	2016	30	2	—	28	2	$ 423,000 - 497,000
Artistry	2016	61	12	21	49	12	$ 426,000 - 487,000
Centennial
Greenfield	2016	35	—	13	35	—	$ 455,000 - 510,000
Douglas County
Castle Rock
Cliffside	2014	49	38	5	11	11	$ 518,000 - 596,000
Grand County
Granby
Granby Ranch	2012	44	19	—	25	1	(12)
Jefferson County
Arvada
Candelas Sundance	2014	66	66	—	—	6	(8)
Candelas II
Generations	2015	91	26	9	65	23	$ 413,000 - 489,000
Tapestry	2015	110	3	8	107	3	$ 451,000 - 532,000
Leydon Rock
Garden	2014	56	28	7	28	11	$ 411,000 - 451,000
Park	2015	78	54	6	24	17	$ 394,000 - 457,000
Larimer County
Fort Collins
Timnath Ranch

Sonnet	2014	55	42	5	13	12	$ 397,000 - 469,000
Park	2014	92	51	18	41	24	$ 367,000 - 395,000
Loveland
Lakes at Centerra	2015	200	27	13	39	16	$ 363,000 - 403,000
COLORADO TOTAL		1,067	459	112	474	170

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2016 (2)	Backlog at September 30, 2016 (3) (4)	Lots Owned as of September 30, 2016 (5)	Homes Closed for the Period Ended September 30, 2016	Estimated Sales Price Range (6)
WASHINGTON (9)
King County:
The Brownstones at Issaquah Highlands	2014	176	173	3	3	59	$ 569,990 - 659,990
The Towns at Mill Creek Meadows	2014	122	122	—	—	5	(8)
Bryant Heights SF	2015	14	12	—	2	9	$ 1,250,000 - 1,390,000
Bryant Heights MF	2016	39	—	—	39	—	$790,990 - 914,990
Highcroft at Sammamish	2016	121	14	20	85	14	$ 879,990 - 1,049,990
Peasley Canyon	2016	153	15	14	52	15	$ 404,490 - 464,900
Ridgeview Townhomes	2016	40	—	6	40	—	$ 399,990 - 539,990
Snohomish County:
The Reserve at North Creek	2014	221	221	—	—	6	(8)
Silverlake Center	2015	100	96	4	4	51	$ 269,990 - 329,990
Riverfront	2016	425	—	8	425	—	$ 249,990 - 499,990
Pierce County:
Spanaway 230	2015	115	113	2	2	66	$ 269,990 - 294,990
WASHINGTON TOTAL		1,526	766	57	652	225

OREGON (9)
Clackamas County:
Calais at Villebois - Rumpf Alley	2015	58	58	—	—	15	(8)
Calais at Villebois - Rumpf Traditional	2015	26	26	—	—	11	(8)
Villebois	2014	183	160	8	23	21	$ 284,990 - 469,990
Villebois Zion III - Alley	2015	51	32	—	19	16	$ 329,990 - 399,990
Villebois Lund Cottages	2015	67	36	—	31	16	$ 299,990 - 304,990
Villebois Lund Townhomes	2015	42	26	2	16	22	$ 259,990 - 279,990
Villebois Lund Alley	2016	96	11	—	85	9	$ 324,990 - 369,990
Grande Pointe at Villebois	2016	100	15	5	85	15	$ 449,990 - 589,990
Villebois V	2016	93	12	20	81	12	$ 339,990 - 409,990
Villebois Village Center 75 & 83 & 80	2016	99	—	22	99	—	$ 259,990 - 299,990
Washington County:
Baseline Woods	2014	130	130	—	—	17	(8)
Baseline Woods II	2015	102	102	—	—	54	(8)
Sequoia Village	2016	157	10	49	147	10	$ 249,990 - 289,990
Murray & Weir	2014	81	81	—	—	9	(8)
Twin Creeks	2014	94	91	2	3	37	$ 479,990 - 614,990
Bethany West - Alley	2015	94	70	13	9	40	$ 379,990 - 459,990

Bethany West - Cottage	2015	61	45	12	9	29	$ 349,990 - 389,990
Bethany West - Traditional	2015	82	64	10	5	19	$ 569,990 - 664,990
Bethany West - Weisenfluh	2016	36	23	5	13	23	$ 569,990 - 659,990
BM2 West River Terrace - Alley	2016	60	5	19	36	5	$ 364,990 - 409,990
BM2 West River Terrace - Med/Std	2016	31	1	14	22	1	$ 464,990 -564,990
Bull Mountain Dickson	2016	82	3	13	79	3	$ 549,990 - 649,990
Orenco Woods	2015	71	71	—	—	28	(8)
Sunset Ridge	2015	104	89	5	15	70	$ 349,990 - 499,990
OREGON TOTAL		2,000	1,161	199	777	482

Future Owned and Controlled (by County)					Lots Owned or Controlled as of September 30, 2016 (10)
CALIFORNIA
Orange County					264
Los Angeles County					95
San Bernardino County					70
Alameda County					541
Contra Costa County					296
Sonoma County					54
ARIZONA
Maricopa County (11)					2,487
NEVADA
Nye County (11)					1,925
Clark County					536
COLORADO
Larimer County					258
Boulder County					98
Arapahoe County					248
Denver County					698
WASHINGTON
King County					928
Pierce County					814
Snohomish County					74
OREGON
Clackamas County					249
Washington County					2,126
TOTAL FUTURE					11,761

GRAND TOTALS		12,172	4,928	1,071	18,149	1,879

(1)
The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes. Includes lots owned, controlled or previously closed as of periods presented.

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of September 30, 2016, 928 represent homes that are completed or under construction.

(5)	Lots owned as of September 30, 2016 include lots in backlog at September 30, 2016.

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

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Project is completely sold out, therefore the sales price range is not applicable as of September 30, 2016.

(9)
The Company's Washington and Oregon segments were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed are from acquisition date through September 30, 2016.

(10)
Includes projects with lots owned as of September 30, 2016 but with an estimated year of first delivery of 2017 or later, as well as lots controlled as of September 30, 2016, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2016. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

(11)	Represents a parcel of undeveloped land held for future sale. It is unknown when the Company plans to develop homes on this land.
Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; business combinations; and income taxes. Management believes that there have been no significant changes to these policies during the nine months ended September 30, 2016, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2015. Although no significant changes have been made to the policy, the impairment of real estate inventories policy has been included below as to expand the definition of the Company's calculation of sales absorption rates.
Impairment of Real Estate Inventories
The Company accounts for its real estate inventories in accordance with FASB ASC Topic 360, Property, Plant & Equipment. ASC Topic 360 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures which reduce the average sales price of homes, which includes sales incentives for homebuyers, slowing sales absorption rates (calculated as net new homes orders divided by average sales locations for a given period), a decrease in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.
For land and land under development, homes completed and under construction and model homes, the Company estimates expected cash flows at the project level by maintaining current budgets using recent historical information and current market assumptions. The Company updates project budgets and cash flows of each real estate project on a quarterly basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties (i.e., other than a forced or liquidation sale). Management determines the estimated fair value of each project by determining the present value of estimated future cash flows at discount rates that are commensurate with the risk of each project. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of future revenues and costs, current market yields as well as future events and conditions. As described more fully above in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 entitled “Real Estate Inventories and Cost of Sales,” estimates of revenues and costs are supported by the Company’s budgeting process.
Under FASB ASC Topic 360, when indicators of impairment are present the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development on the project. During the period ended September 30, 2016, no indicators of impairment were noted by the Company.
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
The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. For the years ended December 31, 2015, 2014 and 2013, there were no impairment charges recorded. During the period ended September 30, 2016, no indicators of impairment were noted by the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at September 30, 2016 of $226.9 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended September 30, 2016 was 3.50%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $2.3 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of September 30, 2016 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at September 30, 2016
	2016	2017	2018	2019	2020
Fixed rate debt	$—	$11,950	$29,439	$150,000	$425,000	$350,000	$966,389	$999,914
Interest rate	—%	5.0 - 7.0%	7.0%	5.75%	8.50%	7.0%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2016. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of September 30, 2016, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of September 30, 2016, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors we previously disclosed in such reports. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS” included elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased from certain employees of the Company during the three month period ended September 30, 2016. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended September 30, 2016.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
July 31, 2016	—	N/A
August 31, 2016	4,601	$15.89
September 30, 2016	—	N/A
Total	4,601
Except as set forth above, the Company did not repurchase any of its equity securities during the three month period ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: November 7, 2016	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

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