Form 10-K
period 2016-12-31
WILLIAM LYON HOMES
filed 2017-03-09
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $394.9 million based on the closing sale price as reported on the New York Stock Exchange on such date. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 6, 2017
Common stock, Class A, par value $0.01	28,121,757
Common stock, Class B, par value $0.01	3,813,884
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

WILLIAM LYON HOMES

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings; leverage ratios and compliance with debt covenants; revenues and average selling prices of deliveries; sales price ranges for active and future communities; backlog conversion; global and domestic economic conditions; market and industry trends; cycle times; profitability and gross margins; cost of revenues; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; debt maturities; business and operational strategies and the anticipated effects thereof; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; the availability and timing of mortgage financing; adverse weather conditions; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; potential changes to the tax code; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties described in Item 1A. "Risk Factors" in this report.

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
Overview
William Lyon Homes, a Delaware corporation, together with its subsidiaries, is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington and Oregon. The Company's core markets currently include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Seattle and Portland. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 99,000 homes. The Company believes that its markets are characterized by attractive long-term housing fundamentals and that it has a significant land supply, with 17,858 lots owned or controlled.
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
In 2016, the Company delivered 2,781 homes, with an average selling price of approximately $504,200, and recognized home sales revenues of $1.4 billion. As of December 31, 2016, the Company was selling homes in 81 communities and had a consolidated backlog of 733 sold but unclosed homes, with an associated sales value of $410.7 million, representing a 5% increase in value as compared to its backlog as of December 31, 2015. The average selling price of homes in backlog as of December 31, 2016 was approximately $560,300, which was approximately 11% higher than the average selling price of homes closed for the year ended December 31, 2016.
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
In connection with the initial public offering, the Company completed a common stock recapitalization, or the Common Stock Recapitalization, which included a 1-for-8.25 reverse stock split of its Class A Common Stock, or the Class A Reverse Split, the conversion of all the outstanding shares of Parent’s previously outstanding Class C Common Stock, par value $0.01 per share, or the Class C Common Stock, previously outstanding Class D Common Stock, par value $0.01 per share, or the Class D Common Stock, and previously outstanding Convertible Preferred Stock, par value $0.01 per share, or the Convertible Preferred Stock, into Class A Common Stock on a one-for-one basis and as automatically adjusted for the Class A Reverse Split, and a 1-for-8.25 reverse stock split of its Class B Common Stock. The effect of the reverse stock split was retroactively applied to the Consolidated Balance Sheet as of December 31, 2012, the Consolidated Statements of Operations for the period from February 25, 2012 through December 31, 2012, and the Consolidated Statements of Equity, presented herein. Unless otherwise specified, all other information presented in this Annual Report on Form 10-K gives effect to the Common Stock

Recapitalization. Upon completion of the initial public offering, Parent had 27,146,036 shares of Class A Common Stock outstanding, excluding shares issuable upon exercise of outstanding stock options and restricted shares that had been granted but were unvested, and 3,813,884 shares of Class B Common Stock outstanding, excluding shares underlying a warrant to purchase 1,907,550 additional shares of Class B Common Stock. The warrant was amended in May 2013 to extend the term from five years to ten years, and the warrant will now expire on February 24, 2022. The change to the warrant had no corresponding impact on the financial statements.
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
On February 10, 2012, the Bankruptcy Court confirmed the Plan, and on February 25, 2012, Parent and its subsidiaries consummated the principal transactions contemplated by the Plan, including:

•
the issuance of 5,429,485 shares of Parent’s new Class A Common Stock, and $75 million aggregate principal amount of 12% Senior Subordinated Secured Notes due 2017, or the 12% Notes, issued by Parent’s wholly-owned subsidiary, William Lyon Homes, Inc., or California Lyon, in exchange for the claims held by the holders of an aggregate outstanding amount of $299.1 million of the formerly outstanding notes of California Lyon (neither Parent nor California Lyon received any net proceeds from the issuance of the 12% Notes), which 12% Notes were subsequently paid off in full during 2012;

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
The following table sets forth homebuilding revenue from each of the Company’s homebuilding segments for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
California (1)	$490,352	$379,310	$498,965
Arizona (2)	125,951	67,010	57,484
Nevada (3)	191,711	130,845	121,815
Colorado (4)	128,530	107,014	46,460
Washington (5)	154,600	181,258	65,886
Oregon (6)	311,059	213,491	66,415
	$1,402,203	$1,078,928	$857,025

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

Strategy and Lot Position
The Company owned approximately 13,626 lots and had options to purchase an additional 4,232 lots as of December 31, 2016. As used in this Annual Report on Form 10-K, “entitled” land typically has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) purchase of smaller projects with shorter life cycles (merchant homebuilding) and (2) development of larger scale projects and/or master-planned communities.
The Company intends to continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy, which consists of:

1.	converting our lot supply into active projects;

2.	maximizing revenue in markets with strong demand;

3.	maintaining a low cost structure;

4.	acquiring land positions through disciplined acquisition strategies near employment centers or transportation corridors;

5.	leveraging an experienced management team;

6.	deleveraging the balance sheet; and

7.	generating returns for shareholders and generating positive cash flows.

Land Acquisition and Development
To manage the risks associated with land ownership and development, the Company has a Corporate Land Committee, which is comprised of certain members of its senior executive management team and key operational and financial executives. As potential land acquisitions are being analyzed, the Corporate Land Committee must approve all purchases. Further, the Company's board of directors must also approve land purchases over certain dollar thresholds. The Company’s long-term strategy consists of the following elements:

•	completing due diligence prior to committing to acquire land;

•	reviewing the status of entitlements and other governmental processing to mitigate zoning and other entitlement or development risk;

•	focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

•	limiting land acquisition size to reduce investment levels in any one project where possible;

•	utilizing option, joint venture and other non-capital intensive structures to control land and reduce risk where feasible;

•	funding land acquisitions whenever possible with non-recourse seller financing;

•	employing centralized control of approval over all land transactions;

•	diversifying with respect to market segments and product types; and

•	maximizing the number of units/lots per acre to maximize revenue.

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
Substantially all construction work is done by subcontractors with the Company acting as the general contractor. The Company manages subcontractor activities with on-site supervisory employees and management control systems. The Company does not have long-term contractual commitments with its subcontractors or suppliers, and instead it contracts development work by project and where possible by phase size of 10 to 25 home sites or by buildings for attached product. The Company generally has been able to obtain sufficient materials and subcontractors during times of material shortages, though it has experienced skilled labor shortages in certain markets during times of peak demand. The Company believes its relationships with its suppliers and subcontractors are in good standing.

Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2016. The section for "Active Projects" includes only projects with lots owned as of December 31, 2016, lots consolidated in accordance with certain accounting principles as of December 31, 2016, or homes either closed or in backlog as of or for the year ended December 31, 2016, and in each case, with an estimated year of first delivery of 2017 or earlier. The section for "Future Owned and Controlled" includes projects with lots owned as of December 31, 2016 that are expected to open for sale and have an estimated year of first delivery of 2017 or later, parcels of undeveloped land held for future sale, and lots controlled as of December 31, 2016, in each case aggregated by county. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Annual Report on Form 10-K.

Active Projects (by County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2016 (2)	Backlog at December 31, 2016 (3) (4)	Lots Owned as of December 31, 2016 (5)	Homes Closed for the Year Ended December 31, 2016	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Anaheim
Avelina	2017	38	—	22	38	—	$540,000 - 600,000
Buena Park
The Covey (7)	2016	67	24	6	43	24	$ 799,000 - 860,000
Cypress
Mackay Place (7)	2016	47	34	2	13	34	$ 827,000 - 900,000
Dana Point
Grand Monarch	2015	37	13	3	24	7	$ 2,570,000 - 2,904,000
Ladera Ranch
Artisan	2015	14	6	1	8	3	$ 2,495,000 - 3,050,000
Irvine
The Vine	2016	106	31	6	41	31	$ 492,000 - 607,000
Calistoga	2016	60	15	13	45	15	$1,319,000 - $1,454,000
Rancho Mission Viejo
Aurora (7)	2016	94	57	8	37	57	$ 455,250 - 586,000
Vireo (7)	2015	90	60	5	30	50	$ 566,000 - 650,000
Briosa (7)	2016	50	1	—	49	1	$ 945,000 - 1,045,000
Rancho Santa Margarita
Dahlia Court	2017	36	—	10	36	—	$ 510,000 - 610,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	19	1	102	13	$ 1,274,000 - 1,654,000
Lakewood
Canvas	2015	72	71	1	1	35	(8)
Riverside County:
Riverside
SkyRidge	2014	90	22	7	68	4	$ 500,000 - 560,000
TurnLeaf
Crossings	2014	139	19	3	120	9	$ 503,000 - 536,000
Coventry	2015	161	13	—	148	7	$ 550,000 - 565,000
Eastvale
Nexus	2015	220	95	7	125	85	$ 337,000 - 384,000

San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	45	3	32	33	$ 325,000 - 394,000
Citrus Pointe	2015	132	44	4	88	35	$ 342,000 - 409,000
Yucaipa
Cedar Glen	2015	143	133	6	10	63	$ 300,000 - 328,000
Alameda County
Dublin
Terrace Ridge	2015	36	36	—	—	21	(8)
Newark
The Cove	2016	108	8	20	19	8	$ 651,000 - 756,000
The Strand	2016	157	8	9	35	8	$ 711,000 - 821,000
The Banks	2016	120	4	38	28	4	$ 840,000 - 905,000
The Tides	2016	75	4	19	30	4	$ 879,000 - 909,000
The Isles	2016	82	3	26	29	3	$ 967,000 - 1,047,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Victory II	2014	104	100	4	4	38	(8)
Victory III	2016	11	11	—	—	11	(8)
Brentwood
Palmilla (7)
Cielo	2014	56	56	—	—	8	(8)
Antioch
Oak Crest	2013	130	130	—	—	11	(8)
San Joaquin County:
Tracy
Maplewood	2014	59	59	—	—	10	(8)
Santa Clara County:
Morgan Hill
Brighton Oaks	2015	110	110	—	—	63	(8)
Mountain View
Guild 33	2015	33	33	—	—	27	(8)
CALIFORNIA TOTAL		2,875	1,264	224	1,203	722

ARIZONA
Maricopa County:
Queen Creek
Hastings Farm
Estates	2012	153	153	—	—	13	(8)
Meridian
Harvest	2015	448	134	40	314	90	$ 198,990 - 245,990
Homestead	2015	562	56	23	506	39	$ 236,990 - 319,990
Harmony	2015	415	29	15	386	20	$ 265,990 - 288,990
Horizons	2016	161	9	12	152	9	$ 297,990 - 373,990
Mesa
Lehi Crossing
Settlers Landing	2012	235	201	25	34	69	$ 237,990 - 282,990
Wagon Trail	2013	244	152	45	92	52	$ 253,490 - 320,990
Monument Ridge	2013	248	87	30	161	36	$ 282,990 - 390,990
Albany Village	2016	228	8	6	220	8	$ 190,990 - 247,990

Peoria
Rio Vista	2015	197	175	8	22	137	$ 198,990 - 227,990
ARIZONA TOTAL		2,891	1,004	204	1,887	473

NEVADA
Clark County:
North Las Vegas
Tierra Este	2013	114	114	—	—	52	(8)
Las Vegas
Serenity Ridge	2013	108	108	—	—	11	(8)
Lyon Estates	2014	81	73	5	8	43	$ 408,000 - 532,000
Tuscan Cliffs	2015	76	27	2	49	15	$ 635,000 - 816,000
Brookshire
Estates	2015	35	27	1	8	24	$ 595,000 - 643,000
Heights	2015	98	38	7	60	26	$ 347,000 - 397,000
Las Vegas - Summerlin
Sterling Ridge
Grand	2014	137	82	7	55	27	$ 875,000 - 958,000
Premier	2014	62	60	—	2	11	$ 1,244,000 - 1,357,000
Silver Ridge	2016	83	12	9	28	12	$ 1,245,000 - 1,420,000
Allegra	2016	88	30	4	58	30	$ 499,000 - 536,000
Henderson
Lago Vista	2016	52	3	6	49	3	$ 765,000 - 828,000
The Peaks	2016	88	—	5	88	—	$ 475,000 - 499,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	242	189	9	53	60	$ 169,000 - 201,650
Series II	2014	187	35	4	152	17	$ 228,000 - 317,000
NEVADA TOTAL		1,451	798	59	610	331

COLORADO
Arapahoe County
Aurora Southshore
Hometown	2014	68	68	—	—	27	(8)
Generations	2014	15	14	—	1	3	$ 401,000 - 494,000
Harmony	2015	10	10	—	—	4	(8)
Signature	2015	7	6	1	1	5	(8)
Filing 5	2016	30	2	—	28	2	$ 423,000 - 497,000
Artistry	2016	61	17	16	44	17	$ 429,000 - 490,000
New Signature	2017	30	—	3	30	—	$ 482,000 - 524,000
Centennial
Greenfield	2016	35	9	6	26	9	$ 455,000 - 510,000
Douglas County
Castle Rock
Cliffside	2014	49	44	—	5	17	$ 518,000 - 596,000
Grand County
Granby
Granby Ranch	2012	44	19	—	25	1	(11)
Jefferson County
Arvada
Candelas Sundance	2014	66	66	—	—	6	(8)

Candelas II
Generations	2015	90	34	5	56	31	$ 416,000 - 492,000
Tapestry	2015	111	8	6	103	8	$ 454,000 - 535,000
Leydon Rock
Garden	2014	60	35	5	25	18	$ 411,000 - 451,000
Park	2015	74	62	1	12	25	$ 394,000 - 457,000
Larimer County
Fort Collins
Timnath Ranch
Park	2014	92	64	12	28	37	$ 370,000 - 398,000
Sonnet	2014	55	47	3	8	17	$ 398,000 - 470,000
Loveland
Lakes at Centerra	2015	66	35	17	31	24	$ 367,000 - 407,000
COLORADO TOTAL		963	540	75	423	251

WASHINGTON
King County:
The Brownstones at Issaquah Highlands	2014	176	176	—	—	62	(8)
The Towns at Mill Creek Meadows	2014	122	122	—	—	5	(8)
Bryant Heights SF	2015	14	12	—	2	9	$ 1,250,000 - 1,390,000
Bryant Heights MF	2016	39	1	3	38	1	$790,990 - 914,990
Highcroft at Sammamish	2016	121	37	19	74	37	$ 774,990 - 1,094,990
Peasley Canyon	2016	153	35	8	65	35	$ 389,490 - 469,990
Ridgeview Townhomes	2016	40	6	8	34	6	$ 449,990 - 539,990
Snohomish County:
The Reserve at North Creek	2014	221	221	—	—	6	(8)
Silverlake Center	2015	100	99	1	1	54	(8)
Riverfront	2016	425	6	13	419	6	$ 249,990 - 502,990
Pierce County:
Spanaway 230	2015	115	115	—	—	68	(8)
WASHINGTON TOTAL		1,526	830	52	633	289

OREGON
Clackamas County:
Calais at Villebois - Rumpf Alley	2015	58	58	—	—	15	(8)
Calais at Villebois - Rumpf Traditional	2015	26	26	—	—	11	(8)
Villebois	2014	183	170	—	13	31	$ 284,990 - 469,990
Villebois Zion III - Alley	2015	51	32	—	19	16	$ 329,990 - 399,990
Villebois Lund Cottages	2015	67	36	5	31	16	$ 299,990 - 304,990
Villebois Lund Townhomes	2015	42	28	—	14	24	$ 259,990 - 279,990
Villebois Lund Alley	2016	96	11	6	85	9	$ 324,990 - 369,990
Grande Pointe at Villebois	2016	100	23	10	77	23	$ 449,990 - 589,990
Villebois V Fasano	2016	93	37	3	56	37	$ 339,990 - 409,990
Villebois Village Parcel 80	2017	50	—	7	50	—	$ 259,990 - 299,990
Villebois Village Parcel 83	2016	31	18	13	13	18	$ 259,990 - 299,990
Washington County:
Baseline Woods I	2014	130	130	—	—	17	(8)
Baseline Woods II	2015	102	102	—	—	54	(8)
Sequoia Village - Cornelius Pass	2016	157	63	17	94	63	$ 249,990 - 289,990

Murray & Weir	2014	81	81	—	—	9	(8)
Twin Creeks	2014	94	92	1	2	38	$ 479,990 - 614,990
Bethany West - Alley	2015	94	86	1	3	56	$ 379,990 - 459,990
Bethany West - Cottage	2015	61	60	—	1	44	$ 349,990 - 389,990
Bethany West - Traditional	2015	82	77	—	2	32	$ 569,990 - 664,990
Bethany West - Weisenfluh	2016	36	31	4	5	31	$ 569,990 - 659,990
Bethany Round 2 - Alley	2017	25	—	5	25	—	$ 429,990 - 489,990
Bethany Round 2 - Cottage	2017	13	—	2	13	—	$ 384,990 - 429,990
BM1 North West River Terrace - Med/Std/Lrg	2017	116	—	5	36	—	$ 464,990 - 594,990
BM2 West River Terrace - Alley	2016	60	34	16	21	34	$ 364,990 - 409,990
BM2 West River Terrace - Med/Std	2016	31	12	3	15	12	$ 464,990 -564,990
BM2 West River Terrace - Townhomes	2017	46	—	10	34	—	$ 274,990 - 319,990
BM7 Dickson	2016	82	15	9	67	15	$ 549,990 - 649,990
Orenco Woods	2015	71	71	—	—	28	(8)
Sunset Ridge	2015	104	101	2	3	82	$ 349,990 - 499,990
OREGON TOTAL		2,182	1,394	119	679	715

Future Owned and Controlled (by County)					Lots Owned or Controlled as of December 31, 2016 (9)
CALIFORNIA
Orange County					246
Los Angeles County					95
San Bernardino County					70
San Diego County					65
Alameda County					426
Contra Costa County					296
Sonoma County					54
ARIZONA
Maricopa County (10)					3,045
NEVADA
Nye County (10)					1,925
Clark County					536
COLORADO
Larimer County					124
Boulder County					98
Arapahoe County					218
Denver County					698
WASHINGTON
King County					882
Pierce County					814
Snohomish County					74
OREGON
Clackamas County					305
Washington County					2,452
TOTAL FUTURE					12,423

GRAND TOTALS		11,888	5,830	733	17,858	2,781

(1)
The estimated number of homes to be built at completion is approximate and includes home sites in our backlog. Such estimated amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes, and there can be no assurance that the Company will build these homes. Further, certain projects may include lots that the Company controls, and that are also reflected in "Future Owned and Controlled."

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of December 31, 2016, 658 represent homes that are completed or under construction.

(5)	Lots owned as of December 31, 2016 include lots in backlog at December 31, 2016.

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

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Project is completely sold out, therefore the sales price range is not applicable as of December 31, 2016.

(9)
Includes projects with lots owned as of December 31, 2016 that are expected to open for sale and have an estimated year of first delivery of 2017 or later, as well as lots controlled as of December 31, 2016, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2017. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

(10)	Includes parcels of undeveloped land held for future sale. It is unknown when the Company plans to develop homes on this land.

(11)	Project on hold as of December 31, 2016, therefore the sales price range is not applicable.
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
The Company normally builds, decorates, furnishes and landscapes three to five model homes for each product line and maintains on-site sales offices, which typically are open seven days a week, however, in some cases the Company will operate out of an on-site sales trailer prior to model home construction. Management believes that model homes and sales trailers play a particularly important role in the Company’s marketing efforts. Consequently, the Company expends a significant amount of effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company’s models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities.

The Company employs in-house commissioned sales personnel to sell its homes, and outside brokers are also involved in the selling of the Company’s homes. The Company typically engages its sales personnel on a long-term, rather than a project-by-project basis, which it believes results in a more motivated sales force with an extensive knowledge of the Company’s operating policies and products. Sales personnel are trained by the Company and attend regular meetings to be updated on the availability of financing, construction schedules and marketing and advertising plans.
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
The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 16% during 2016 and 20% during 2015. Cancellations are caused by a variety of factors beyond the Company’s control such as buyer discretion, individual customer circumstances and current economic conditions.
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
As of December 31, 2016, California Lyon has outstanding its 5.75% Senior Notes due 2019, 8.5% Senior Notes due 2020, 7% Senior Notes due 2022, Subordinated Amortizing Notes due 2017, certain construction and land seller notes payable, borrowings under its revolving credit facility and a letter of credit from its revolving credit facility. Parent, California Lyon and their subsidiaries and joint ventures have financed, and may in the future finance, certain project and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, lot option agreements and land banking transactions. In January 2017, the Company engaged in a refinancing transaction pursuant to which it completed the sale of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 in a private placement with registration rights, the net proceeds from which were used, together with cash on hand, to pay off in full the outstanding aggregate principal amount of $425 million of the Company’s previously outstanding 8.5% senior notes due 2020. See Note 17 for additional details regarding this refinancing transaction.
Corporate Organization and Personnel
The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions, finance, treasury, human resources and legal matters).
As of December 31, 2016, the Company employed 591 full-time employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, engineering, sales and marketing activities.
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

These above conditions, among others, are complex and interrelated. Adverse changes in such conditions may have a significant negative impact on our business, as they did during the recent downturn. The negative impact may be national in scope but may also negatively and acutely affect some of the regions or markets in which we operate more than others. In addition, adverse economic conditions in markets outside the U.S., such as Asia, India and Canada, as well as any restrictive economic policies in such overseas regions, may have an adverse impact on our financial results to the extent such factors decrease the amount of potential homebuyers from such regions in our markets. For example, the capital markets in China experienced a high level of volatility in 2015 and into 2016 and such volatility and economic uncertainty, as well as capital constraints and restrictions imposed by the government, may adversely affect our sales to the extent any potential homebuyers become more hesitant, or unable, to purchase a home. When such adverse conditions affect any of our markets, those conditions could have a proportionately greater impact on us than on some other homebuilding companies. We cannot predict their occurrence or severity, nor can we provide assurance that our strategic responses to their impacts would be successful.

Further, the prior recession and downturn in the homebuilding industry had a significant adverse effect on us. While we believe that the housing market began to recover in fiscal year 2012 from the significant slowdown and appears to continue to be recovering in most of the regions in which we operate, we cannot predict the pace or scope of the recovery, and we have experienced a more tempered home price appreciation and moderate sales pace during 2014, 2015 and 2016, with a good deal of variation between our markets, following the steep rebound of home prices in 2012 and 2013. We cannot predict the duration or ultimate magnitude of any economic downturn or the continuation of the current recovery, nor can we provide assurance that should the recovery not continue, our response would be successful. The recent improvement in housing market conditions following a prolonged and severe housing downturn may not continue, and any slowing or reversal of the present housing recovery may materially and adversely affect our business and results of operations.

Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
The Company's business and results of operations are dependent on the availability and skill of subcontractors, as substantially all construction work is done by subcontractors with the Company acting as the general contractor. Accordingly, the timing and quality of construction depend on the availability and skill of the Company’s unaffiliated, third party subcontractors. As the homebuilding market returns to full capacity, we have previously experienced and may again experience skilled labor shortages. During 2015 and 2016 and at other points throughout the homebuilding cycle, we have experienced shortages of skilled labor in a number of our markets which has led to increased labor costs and increased the cycle times of completion of home construction and our ability to convert home sales into closings. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot be assured that there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.
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
In addition, some of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are typically higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for their construction work. In addition, union activity could result in higher costs for us to retain our subcontractors. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: (i) shortages of qualified tradespeople, such as carpenters, roofers, electricians and plumbers; (ii) high inflation; (iii) changes in laws relating to employment and union organizing activity; (iv) changes in trends in labor force migration; and (v) increases in contractor, subcontractor and professional services costs. The inability to contract with skilled contractors and subcontractors at reasonable rates on a timely basis could materially and adversely affect our financial condition and operating results.
Further, the enactment and implementation of federal, state or local statutes, ordinances, rules or regulations requiring the payment of prevailing wages on private residential developments would materially increase our costs of development and construction, which could materially and adversely affect our results of operations and financial conditions.
Limitations on the availability and increases in the cost of mortgage financing can adversely affect demand for housing, which could materially and adversely affect us.
In general, housing demand is negatively impacted by the unavailability of mortgage financing, as a result of declining customer credit quality, tightening of mortgage loan underwriting standards and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. Most of our buyers finance their home purchases through one of our mortgage joint ventures or third-party lenders providing mortgage financing. If mortgage rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. In December 2016, the U.S. Federal Open Market Committee raised the target range for the federal funds rate to ½ to ¾ percent. We are unable to predict if, or when, the Federal Open Market Committee will announce further increases or the impact of any such increases on home mortgage interest rates, and mortgage interest rates during 2017 and beyond may prove to be more volatile than in recent years. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency.  Financing contingencies may allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  Further, even if potential customers do not need financing, changes in the availability of mortgage products or increases in mortgage costs may make it harder for them to sell their current homes to potential buyers who need financing, which has in some cases led to lower demand for new homes. As a result, rising interest rates can decrease our home sales.  Any of these factors could have a material adverse effect on the Company's business and results of operations.
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
In February 2017, President Donald Trump issued an executive order requiring the Secretary of the Treasury to report on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote six core principals established by the President. This executive order could result in significant changes to laws, regulations and policies affecting the availability and cost of mortgage financing, including the Dodd-Frank Wall Street Reform and Consumer Protection Act. We are unable to predict the impact, if any, of these potential changes on our home sales or financial performance.
Ultimately, if these trends continue and mortgage loans continue to be difficult or costly to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes would be adversely affected, which would adversely affect the Company’s results of operations through reduced home sales revenue, gross margin and cash flow.

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

Certain areas in which we operate, particularly California and parts of Arizona and Nevada, have experienced extreme or exceptional drought conditions from time to time. In response to these conditions and concerns that they may continue for an extended period of time or worsen, government officials have taken, or have proposed taking, a number of steps to preserve potable water supplies. For instance, in 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In April 2015, the Governor issued an executive order that, among other things, directs the State Water Resources Control Board to implement mandatory water reductions in cities and towns across California to reduce water usage by 25 percent and to prohibit irrigation with potable water outside newly constructed homes that is not delivered by drip or micro-spray systems. The Governor's order also calls on local water agencies to adjust their rate structures to implement conservation pricing, directs the Department of Water Resources to update the Model Water Efficient Landscape Ordinance, and directs the California Energy Commission to adopt emergency regulations establishing standards to improve the efficiency of water appliances such as toilets and faucets. In May 2015, the Water Board adopted emergency regulations mandating reductions in potable water use by urban water suppliers to achieve the 25% statewide reduction mandated by the Governor’s Executive Order. Based on continued drought conditions, in February 2016, the Water Board extended the emergency regulations through November 2016 but revised the regulations to provide for decreases in certain urban water suppliers’ reduction targets under specified conditions. In May 2016, the Water Board again extended the emergency regulations restricting urban water use through February 28, 2017 but adopted a “stress test” approach that mandates urban water suppliers to take actions to ensure at least a three year supply of water to their customers under drought conditions.

To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially restrict, delay the issuance of, or proscribe new water connection permits for homes or businesses, increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs, adopt higher efficiency requirements for water-using appliances or fixtures, limit or ban the use of water for construction activities, impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers, and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership. We can offer no assurance whether, where and the extent to which these or additional conservation measures might be imposed by local water agencies or suppliers in California or by other federal, state or local lawmakers or regulators in Arizona, California and Nevada. However, if potable water supplies become further constrained due to persistent drought conditions, tighter conservation requirements may be imposed that could limit, impair or delay our ability to acquire and develop land, or build and deliver homes, increase our production costs, or cause the fair value of affected land or land interests in our inventory to decline, which could result in inventory impairment or land option contract abandonment charges, or both, or negatively affect the economies of, or diminish consumer interest in living in, water-constrained areas. These impacts, individually or collectively, could adversely affect our business and consolidated financial statements, and the effect could be material. Although California has experienced significant snow and rainfall in December 2016 and January 2017, precipitation cannot be counted on to continue, and snowpack levels, while above average for the current time of year, are subject to rapid reductions as seen in 2016 and before. In addition, some parts of the state are still experiencing water supply shortfalls and five years of drought have resulted in a significant water supply deficit, especially when it comes to California’s groundwater basins.
Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.
During the years ended December 31, 2016, 2015, and 2014, the Company experienced cancellation rates of 16%, 20%, and 18%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, buyer's remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond the Company’s control. Increased levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

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

There can be no assurance that any current or future developments undertaken by us will be free from defects once completed. Construction defects may occur on projects and developments and may arise during a significant period of time after completion. Defects arising on a development attributable to us may lead to significant contractual or other liabilities. We also currently conduct a significant portion of our business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten year, strict liability tail on many construction liability claims and therefore, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of our competitors who have smaller or no California operations. For these and other reasons, we establish warranty, claim and litigation reserves that we believe are adequate based on historical experience in the markets in which we operate and judgment of the risks associated with the types of homes, lots and land we sell. We also obtain certain indemnities from contractors and subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and enroll a majority of these contractors and subcontractors in our Owner Controlled Insurance Program providing general liability coverage for these types of claims, subject to self-insured retentions.
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
There are some risks of loss for which the Company may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizable uninsured loss could adversely affect the Company’s business, prospects, liquidity, results of operations or financial condition.
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

We have recorded intangible assets, including goodwill in connection with the Polygon Acquisition. On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
The Company’s success depends on key executive officers and personnel.
The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s divisional markets. In particular, the Company is dependent upon the services of William H. Lyon, Executive Chairman of the Board, and Matthew R. Zaist, Chief Executive Officer and President, as well as the services of the corporate senior management, division presidents and division management teams and other personnel in the corporate office. The loss of the services or limitation in the availability of any of these executives or key personnel, for any reason, could hinder the execution of our business strategy and have a material adverse effect upon the Company’s business, prospects, liquidity, financial condition or results of operation. Further, such a loss could be negatively perceived in the capital markets.

Moreover, our employment agreements with certain members of senior management provide that if their employment terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation. In addition, we have not obtained key man life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.
Power and natural resource shortages or price increases could have an adverse impact on operations.
Certain of the markets in which we operate, including California, have experienced power and resource shortages, including mandatory periods without electrical power, changes to water availability and significant increases in utility and resource costs. These conditions may cause us to incur additional costs and we may not be able to complete construction on a timely basis if they were to continue for an extended period of time. Shortages of natural resources, particularly water and power, may make it more difficult to obtain regulatory approval of new developments. The Company may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and utility rate increases continue. Furthermore, power shortages and rate increases may adversely affect the regional economies in which the Company operates, which may reduce demand for housing. The Company’s operations may be adversely impacted if further rate increases and/or power shortages occur.
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
We are party to two joint venture arrangements to provide certain mortgage related services to our customers and other homebuyers, which ventures are subject to extensive government regulations.
In connection with the Polygon Acquisition we acquired a non-controlling interest in a mortgage services joint venture to provide services, in part, to our home buyers in our Washington and Oregon divisions, and we also formed a second mortgage services joint venture, in which we also hold a non-controlling interest, to provide services, in part, to our home buyers in our operating divisions in California, Nevada, Arizona and Colorado. The business operations of these mortgage joint ventures are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. If either of the ventures are determined to have violated federal or state regulations, they may face the loss of licenses or other required approvals or could be subject to fines, penalties, civil actions or could be required to suspend their activities, and we may face the same consequences for any violations of regulations applicable to us, each of which could have an adverse effect on the ventures’, and our, reputation, results and operations. In addition, to the extent that either of the ventures were faced with any claims for losses or liabilities arising from the services performed that were in excess of any reserve levels, then there may be an adverse impact on the ventures’ financial condition or ability to operate, or cause us to recognize losses with respect to our equity interest in the ventures, or cause our customers to seek mortgage loans from other lenders and/or experience mortgage loan funding issues that could delay our delivering homes to them and/or cause them to cancel their home purchase contracts with us.
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
Changes in federal tax law may affect demand for new homes. Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s federal and, in some cases, state income taxes, subject to certain limitations. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. If the federal government or a state government changes its income tax laws to eliminate or substantially modify these income tax deductions without offsetting provisions, the after-tax cost of owning a new home would increase for many potential customers. The resulting loss or reduction of homeowners’ tax deductions, if such tax law changes were enacted without offsetting provisions, could adversely affect demand for new homes. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take, but enactment of such proposals may have an adverse effect on the homebuilding industry in general and on our business in particular.
The new Presidential Administration that began in January 2017 has called for substantial change to fiscal and tax policies, which may include comprehensive corporate and individual tax reform. Although we cannot predict the impact, if any, of these changes to our business, it is possible that these changes could impact our ability to utilize our deferred tax attributes, and otherwise materially and adversely affect our financial condition and operating results.
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
On February 24, 2012, the Company adopted fresh start accounting under ASC 852, and recorded all real estate inventories at fair value. Subsequent to February 24, 2012 and throughout each quarter of 2012, 2013, 2014, 2015 and 2016, there were no indicators of impairment, as sales prices and sales absorption rates have improved. For the years ended December 31, 2016, 2015 and 2014 there were no impairment charges recorded.
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
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.
Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
Governmental laws and regulations may increase the Company’s expenses, limit the number of homes that the Company can build or delay completion of projects.
The Company is subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area, as well as governmental taxes, fees and levies on the acquisition and development of land parcels. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water and sewage facilities, roads and other local services. New housing developments may also be subject to various assessments for schools, parks, streets, other public improvements, other development or impact fees, and fees imposed on developers to provide low- and moderate-income housing. Although we do not typically purchase land that is not entitled, to the extent that projects are not entitled, purchased lands may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. The Company may also be subject to periodic delays, may be precluded entirely from developing in certain communities or may otherwise be restricted in our business activities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which the Company operates. Such moratoriums can occur prior or subsequent to commencement of our operations, without notice or recourse. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which the Company has received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development.

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

Changes in global or regional climate conditions and governmental response to such changes may limit, prevent or increase the costs of our planned or future growth activities.

Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or land development or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our financial performance. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on significant amounts of raw materials, these initiatives could have an indirect adverse impact on our financial performance to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or other climate related regulations.
As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change concerns could increase our costs and have a long-term adverse impact on our operating results and financial condition. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted, and where our business operations are geographically concentrated.

Information technology failures, data security breaches and other similar adverse events could harm our business.

We rely on information technology and other computer resources to perform important operational and marketing activities as well as to maintain our business and employee records and financial data. Our computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by our personnel. Although we have implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and otherwise protect our information technology, computer intrusion efforts are becoming increasingly sophisticated and even the controls that we have installed might be breached. Further, many of these computer resources are provided to us or are maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards, but which are ultimately outside of our control.  If we were to experience a significant period of disruption in our information technology systems that involve interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. Additionally, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information, which could result in significant financial or reputational damage to us.
A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding and land development industry poses certain inherent health and safety risks to those working at such sites. Due to health and safety regulatory requirements and the number of our projects, health and safety performance is critical to the success of all areas of our business.  Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies, governmental authorities and local communities, and our ability to win new business, which in turn could materially and adversely affect our operating results and financial condition.
Risks Related to Our Capital Structure
We have substantial outstanding indebtedness and may incur additional debt in the future.

We are highly leveraged. At December 31, 2016, the total outstanding principal amount of our debt was approximately $1,080.7 million. In addition, we have the ability to incur additional indebtedness under our Revolving Credit Facility, subject to a borrowing base formula, and under our project-level financing facilities. As of December 31, 2016, we would have had up to approximately $281.5 million of additional borrowing capacity under our Revolving Credit Facility and our project-level financing facilities. Moreover, the terms of the indentures governing our outstanding Senior Notes, the Amortizing Notes, and the Revolving Credit Facility permit us to incur additional debt, in each case, subject to certain restrictions. Our high level of indebtedness could have detrimental consequences, including the following:

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

As a result of these restrictions, our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited. In addition, our Revolving Credit Facility contains a maximum leverage ratio that decreased from 65% to 62.5% on the last day of the 2016 fiscal year, will remain at 62.5% from December 31, 2016 through and including June 29, 2017, and will further decrease to 60% on the last day of the second quarter of 2017 and remain at 60% thereafter. Our leverage ratio as of December 31, 2016, as calculated under the Revolving Credit Facility, was approximately 60.3%. Failure to have sufficient borrowing base availability in the future or to be in compliance with our maximum leverage ratio under the Revolving Credit Facility could have a material adverse effect on our operations and financial condition.

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

A default under the indentures governing our outstanding Senior Notes and Amortizing Notes, our Revolving Credit Facility or other agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing the Revolving Credit Facility would permit the lenders thereunder to terminate all commitments to extend further credit under the Revolving Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under our Revolving Credit Facility or other future secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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
Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to five votes per share, on all matters entitled to be voted on by our common stockholders. Based on the number of shares outstanding as of March 9, 2017, William H. Lyon, individually or through affiliated entities, holds approximately 50% of the voting power of the Company's common stock, assuming exercise in full of the warrant to purchase additional shares of Class B Common Stock, through ownership of 100% of the outstanding Class B Common Stock, a warrant to purchase 1,907,550 additional shares of Class B Common Stock and ownership of shares of Class A Common Stock. Additionally, an affiliate of Paulson & Co. Inc., or Paulson, holds approximately 3.3 million shares of Class A Common Stock, representing approximately 7% of the total voting power of the

Company’s issued and outstanding common stock as of March 6, 2017. Stockholder entities affiliated with each of William H. Lyon and Paulson, which collectively control approximately 56% of the total voting power of the Company’s issued and outstanding common stock as of March 6, 2017, have entered into a stockholder agreement with respect to the election of up to three seats, depending on ownership levels at the time, on our board of directors, whereby each such stockholder has agreed to vote in favor of the director nominees supported by each of the other stockholders. The Company is not party to such agreement. In addition, our Amended and Restated Certificates of Incorporation provides for certain preemptive rights to the holders of our Class B Common Stock, which would permit such holders to purchase additional shares of Class B Common Stock up to a certain amount in order to preserve their then-current voting power in the event of certain issuances of our Class A Common Stock, subject to certain exceptions.
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
Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A Common Stock to decline. We had 28,121,757 shares of Class A Common Stock and 3,813,884 shares of Class B Common Stock outstanding as of March 9, 2017, excluding 1,907,550 shares of Class B Common Stock issuable upon the exercise of a warrant held by the holders of our Class B Common Stock and shares of unvested restricted stock and Class A Common Stock issuable upon exercise of outstanding stock options. All of these shares, other than the shares of Class B Common Stock held by William H. Lyon through his management of Lyon Shareholder 2012, LLC, and certain shares of Class A Common Stock held by our directors and officers and other “affiliates”, as defined in Rule 144 of the Securities Act, or Rule 144, are freely tradeable without restriction under the Securities Act. Based on current ownership trends, the Company believes that Stockholders holding up to approximately 7,139,483 shares of our common stock as of March 9, 2017, which includes the Class A Common Stock that may be issued upon conversion of the outstanding Class B Common Stock on a one-to-one basis, have exercised their registration rights to include their shares of common stock in registration statements related to our securities, including our Registration Statement on Form S-3 (File No. 333-194517) that was declared effective by the Securities and Exchange Commission on March 20, 2014. Shares of common stock sold under this shelf registration statement can be freely sold in the public market, and even if not sold pursuant to an effective registration statement, shares held by affiliates may be sold under Rule 144 subject to the volume and manner of sale, and other, requirements thereunder. Any sale of a large number of shares of common stock by our existing stockholders could reduce the trading price of our common stock. In addition, investors would incur dilution upon the exercise of stock options or other equity-based awards under our equity incentive plan, and upon any exercise of preemptive rights granted pursuant to our Certificate of Incorporation to holders of our Class B Common Stock upon the issuance of Class A Common Stock underlying our tangible equity units or potential future offerings. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon exercise of outstanding options or for other reasons. Any such future issuances of our common stock or convertible or other equity-linked securities will dilute the ownership interest of the holders of our Class A Common Stock. We cannot predict the size of future issuances of our common stock or other equity-related securities or the effect, if any, that they may have on the market price of our Class A Common Stock.
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
There is no assurance that our stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
As discussed in Note 17, on February 17, 2017, our board of directors approved a $50 million stock repurchase program. Repurchases pursuant to a stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.
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

	2016		2015
Calendar Quarter Ended	High	Low	High	Low
March 31	16.42	7.61	26.21	17.03
June 30	17.44	12.80	26.40	19.78
September 30	19.02	15.18	26.05	20.23
December 31	21.92	15.60	24.18	14.77
As of March 6, 2017, the Company had approximately 56 stockholders of record, 55 of which were holders of the Company's Class A Common Stock, including shares of unvested restricted stock awards, and one of which was a holder of the Company's Class B Common Stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Stock Performance Graph
The following graph compares the five-year cumulative total return of the Company's Class A Common Stock, the S&P 500 Index and the S&P Composite 1500 Homebuilding Index for the periods ended December 31.
The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	5/16/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
William Lyon Homes	$100	$86.82	$79.49	$64.71	$74.63
S&P 500 Index	100	113.45	128.98	130.77	146.41
S&P Composite 1500 Homebuilding Index	100	91.56	95.47	101.68	97.51
The above graph is based on the Company's Class A common stock and index prices calculated as of the dates indicated. The closing price of the Company's Class A common stock on the New York Stock Exchange was $19.03 per share on December 31, 2016 and $16.50 per share on December 31, 2015. Total return assumes $100 invested at market close on May 16, 2013 in the Company's Class A common stock, the S&P 500 Index and the S&P Composite 1500 Homebuilding Index, and the re-investment of all dividends. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance.

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

Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased from certain employees of the Company during the three month period ended December 31, 2016. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended December 31, 2016.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
October 31, 2016	—	N/A
November 30, 2016	—	N/A
December 31, 2016	1,221	$19.03
Total	1,221

Except as set forth above, the Company did not repurchase any of its equity securities during the three month period ended December 31, 2016.
As discussed in Note 17, on February 17, 2017, the Board of Directors of the Company approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $50 million of its Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements.
As of this reporting date no shares have been repurchased under this program. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time.

Item 6.	Selected Historical Consolidated Financial Data
The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015, and 2014 has been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2014, 2013, and 2012, the year ended December 31, 2013, the period from January 1, 2012 through February 24, 2012, and for the period from February 25, 2012 through December 31, 2012 have been derived from the Company’s audited financial statements for such years, which are not included herein.
As a result of the consummation of the Prepackaged Joint Plan of Reorganization on February 25, 2012, or the Plan, the Company adopted Fresh Start Accounting in accordance with Accounting Standards Codification No. 852, Reorganizations("ASC 852"). Accordingly, the financial statement information prior to February 25, 2012 is not comparable with the financial statement information for periods on and after February 25, 2012. Unless otherwise stated or the context otherwise requires, any reference hereinafter to the “Successor” reflects the operations of the Company post-emergence from February 25, 2012 through December 31, 2016 and any reference to the “Predecessor” refers to the operations of the Company pre-emergence prior to February 25, 2012.
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

	Successor (1)					Predecessor (1)
					Period From February 25,	Period From January 1,
	Year Ended December 31,				through December 31,	through February 24,
	2016	2015	2014	2013	2012	2012
(in thousands except number of shares, per share data and number of homes)
Statement of Operations Data:
Revenues
Home sales	$1,402,203	$1,078,928	$857,025	$521,310	$244,610	$16,687
Construction services	3,837	25,124	37,728	32,533	23,825	8,883
Total revenues	1,406,040	1,104,052	894,753	553,843	268,435	25,570
Operating income (loss)	93,968	80,247	75,473	51,857	(4,873)	(2,684)
Income (loss) before reorganization items and (provision) benefit from income taxes	102,817	87,067	78,323	53,765	(4,325)	(4,961)
Reorganization items, net (2)	—	—	—	(464)	(2,525)	233,458
(Provision) benefit for income taxes	(34,850)	(26,806)	(23,797)	82,302	(11)	—
Net income (loss)	67,967	60,261	54,526	135,603	(6,861)	228,497
Net income (loss) available to common stockholders	$59,696	$57,336	$44,625	$127,604	$(11,602)	$228,383
Income (loss) per common share:
Basic	$1.62	$1.57	$1.41	$5.16	$(0.93)	$228,383
Diluted	$1.55	$1.48	$1.34	$4.95	$(0.93)	$228,383
Weighted average common shares outstanding:
Basic	36,764,799	36,546,227	31,753,110	24,736,841	12,489,435	1,000
Diluted	38,474,900	38,767,556	33,236,343	25,796,197	12,489,435	1,000
Operating Data (including consolidated joint ventures) (unaudited):
Number of net new home orders	2,775	2,575	1,677	1,322	956	175
Number of homes closed	2,781	2,314	1,753	1,360	883	67
Average sales price of homes closed	$504	$466	$489	$383	$277	$249
Cancellation rates	16%	20%	18%	17%	15%	8%
Backlog at end of period, number of homes	733	739	478	368	406	246
Backlog at end of period, aggregate sales value	$410,675	$391,770	$260,127	$199,523	$115,449	$63,434

	Successor (1)
	December 31,
	2016	2015	2014	2013	2012
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$42,612	$50,203	$52,771	$171,672	$71,075
Real estate inventories—Owned	1,771,998	1,675,106	1,404,639	671,790	421,630
Real estate inventories—Not owned	—	—	—	12,960	39,029
Total assets	1,998,151	1,923,450	1,659,724	1,010,411	581,147
Total debt	1,080,650	1,105,776	925,398	469,355	338,248
Redeemable convertible preferred stock	—	—	—	—	71,246
Total William Lyon Homes stockholders’ equity	697,086	632,095	569,915	428,179	62,712
Noncontrolling interests	66,343	39,374	27,231	22,615	9,407

(1)
Successor refers to William Lyon Homes and its consolidated subsidiaries on and after February 25, 2012, or the Emergence Date, after giving effect to: (i) the cancellation of shares of our common stock issued prior to February 25, 2012; (ii) the issuance of shares of new common stock, and settlement of existing debt and other adjustments in accordance with the Plan; and (iii) the application of fresh start accounting. Predecessor refers to William Lyon Homes and its consolidated subsidiaries up to the Emergence Date. In relation to the adoption of fresh start accounting in conjunction with the confirmation of the Plan, the results of operations for 2012 separately present the period from January 1, 2012 through February 24, 2012 as the pre-emergence, predecessor entity and the period from February 25, 2012 through December 31, 2012 as the successor entity. As such, the application of fresh start accounting as described in Note 1 of the “Notes to Consolidated Financial Statements” is reflected in the years ended December 31, 2016, 2015, and 2014, and the period from February 25, 2012 through December 31, 2012 and not the period from January 1, 2012 through February 24, 2012. Certain statistics including (i) net new home orders, (ii) average number of sales locations, (iii) backlog, (iv) number of homes closed, (v) homes sales revenue and (vi) average sales price of homes closed are not affected by the fresh start accounting.

(2)
The Company recorded reorganization items of $(0.5) million, $(2.5) million, and $233.5 million during the year ended December 31, 2013, the period from February 25, 2012 through December 31, 2012, the period from January 1, 2012 through February 24, 2012 respectively.

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
Overview
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington and Oregon. The Company's core markets currently include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Seattle and Portland. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time we have sold in excess of 99,000 homes. The Company believes that its markets are characterized by attractive long-term housing fundamentals. The Company believes that it holds leading market share positions in most of its markets and has a significant land supply.

The U.S. housing market has continued to improve from the cyclical low points of the early years of the last real estate cycle. Strong housing markets have been associated with great affordability, a healthy domestic economy, positive demographic trends, including employment and population growth. While the homebuilding industry encountered some challenges during 2015 and continuing in 2016, including constrained subcontractor and labor availability, increased cycle times, volatility in global and financial markets, and weather challenges during 2016, the Company delivered another year of strong financial and operational results, increasing its home sales revenue by 30% in 2016 as compared to 2015, delivering 2,781 homes, an increase of 20% over the prior year, and generating net income of $59.7 million. The Company continued to experience increased cycle times in a number of its operating segments in 2016. The availability of qualified trades with the associated delays and cost increases were challenges faced by the Company and the entire homebuilding industry in 2016. While the Company expects these conditions to remain, it continues to implement strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries, and strives to maximize revenue at it projects as market conditions permit in an effort to offset cost increases. In 2016, the Company opened 36 new home communities. At the end of 2016, the Company was selling out of 81 new-home communities, a 13% increase over the end of 2015, demonstrating the progress made in building out and strengthening the Company's operating platform.
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
Results of Operations
In the year ended December 31, 2016, the Company delivered 2,781 homes, with an average selling price of approximately $504,200, and recognized home sales revenues and total revenues of $1.4 billion. The Company has continued to build on the significant operating momentum since 2013, during which time a variety of key housing, employment and other related economic statistics in our markets have been strong. These market fundamentals, when combined with the Company’s disciplined operating strategy, has resulted in 20 consecutive quarters of year-over-year improvement in certain key financial metrics, including new home orders and dollar value of backlog. The improving market conditions and increase in pricing is reflected in its average sales price of homes in backlog of $560,300 at December 31, 2016 which is 11% higher than the average sales price of homes closed for the year ended December 31, 2016 of $504,200.
As of December 31, 2016, the Company had a consolidated backlog of 733 sold but unclosed homes, with an associated sales value of $410.7 million, representing a 1% decrease in units, and a 5% increase in dollars, as compared to the backlog at December 31, 2015. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 17.1% and 22.9%, respectively, for the year ended December 31, 2016, as compared to 18.5% and 24.8%, respectively, for the year ended December 31, 2015.
The Company completed the Polygon Acquisition on August 12, 2014, which marked the Company’s entry into the Washington and Oregon markets and the beginning of the related operating segments. Financial data included herein as of and for the year ended December 31, 2014, includes operations of the Washington and Oregon segments from August 12, 2014 (date of acquisition) through December 31, 2014.

Comparisons of the Year Ended December 31, 2016 to December 31, 2015

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Number of Net New Home Orders
California	752	669	83	12%
Arizona	468	414	54	13%
Nevada	275	272	3	1%
Colorado	248	224	24	11%
Washington	297	416	(119)	(29)%
Oregon	735	580	155	27%
Total	2,775	2,575	200	8%
The 8% increase in the number of net new home orders was driven by a 9% increase in the average number of sales locations to 74 average locations in 2016, compared to 68 in the 2015 period, driven by an increase in the average number of communities in all reporting segments with the exception of Colorado and Washington. The monthly absorption rate during the 2016 period was 3.1 compared to the 2015 period of 3.2, remaining relatively consistent between periods.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount
Cancellation Rates
California	18%	22%	(4)%
Arizona	12%	14%	(2)%
Nevada	18%	20%	(2)%
Colorado	13%	19%	(6)%
Washington	16%	20%	(4)%
Oregon	17%	21%	(4)%
Overall	16%	20%	(4)%
Cancellation rates during the 2016 period decreased to 16% from 20% during the 2015 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Average Number of Sales Locations
California	20	18	2	11%
Arizona	8	7	1	14%
Nevada	12	11	1	9%
Colorado	10	13	(3)	(23)%
Washington	6	6	—	—%
Oregon	18	13	5	38%
Total	74	68	6	9%

The average number of sales locations for the Company increased to 74 locations for the year ended December 31, 2016 compared to 68 for the year ended December 31, 2015. As of December 31, 2016, the Company had 81 locations, up from 72 at December 31, 2015. During the 2016 period, on a consolidated basis, the Company opened 36 new sales locations and closed 27.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount
Monthly Absorption Rates
California	3.1	3.1	—
Arizona	4.9	4.9	—
Nevada	1.9	2.1	(0.2)
Colorado	2.1	1.4	0.7
Washington	4.1	5.8	(1.7)
Oregon	3.4	3.7	(0.3)
Overall	3.1	3.2	(0.1)
The Company's consolidated monthly absorption rate, representing number of net new home orders divided by average sales locations for the period, remained consistent at 3.1 sales per project for both the 2016 and 2015 periods. Absorption rates declined in Washington to 4.1 for the 2016 period compared to 5.8 for the 2015 period; however, Washington represents the second highest absorption rate across all reporting segments during the 2016 period.

	December 31,		Increase (Decrease)
	2016	2015	Amount	%
Backlog (units)
California	224	194	30	15%
Arizona	204	209	(5)	(2)%
Nevada	59	115	(56)	(49)%
Colorado	75	78	(3)	(4)%
Washington	52	44	8	18%
Oregon	119	99	20	20%
Total	733	739	(6)	(1)%
The Company’s backlog at December 31, 2016 decreased 1% to 733 units from 739 units at December 31, 2015. The decrease in backlog is primarily driven by an increase in fourth quarter backlog conversion rate, from 78% during the fourth quarter of 2015 to 84% for the fourth quarter of 2016, in addition to an increase in net orders.

	December 31,		Increase (Decrease)
	2016	2015	Amount	%
		(dollars in thousands)
Backlog (dollars)
California	$182,300	$152,673	$29,627	19%
Arizona	59,563	53,527	6,036	11%
Nevada	45,034	77,151	(32,117)	(42)%
Colorado	39,569	40,952	(1,383)	(3)%
Washington	34,789	24,414	10,375	42%
Oregon	49,420	43,053	6,367	15%
Total	$410,675	$391,770	$18,905	5%
The dollar amount of backlog of homes sold but not closed as of December 31, 2016 was $410.7 million, up 5% from $391.8 million as of December 31, 2015. The increase is primarily the result of the increase in net orders described above, coupled with an increase in average selling price in several reporting segments. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog increased 19% to $182.3 million as of December 31, 2016 from $152.7 million as of December 31, 2015, which is attributable to a 15% increase in the number of homes in backlog in California to 224 homes as of December 31, 2016 compared to 194 homes as of December 31, 2015. The increase is also the result of an increase in the average sales price of homes in backlog to $813,800 as of December 31, 2016 compared to $787,000 as of December 31, 2015.
In Arizona, the dollar amount of backlog increased 11% to $59.6 million as of December 31, 2016 from $53.5 million as of December 31, 2015, which is attributable to a 14% increase in the average selling price of homes in backlog as of December 31, 2016 to $292,000 from $256,100 at December 31, 2015
In Nevada, the dollar amount of backlog decreased 42% to $45.0 million as of December 31, 2016 from $77.2 million as of December 31, 2015, which is attributable to a 49% decrease in the number of units in backlog as December 31, 2016 when compared with the 2015 period. This decrease is partially offset by an increase in the average selling price of homes in backlog to $763,300 as of December 31, 2016, up 14% from $670,900 as of December 31, 2015.
In Colorado, the dollar amount of backlog decreased 3% to $39.6 million as of December 31, 2016, from $41.0 million as of December 31, 2015. The decrease is attributable to a 4% decrease in the number of units in backlog at December 31, 2016, to 75 from 78 at December 31, 2015, driven by an increase in homes closed of 9% to 251 closings as of December 31, 2016 from 230 as of December 31, 2015.
In Washington, the dollar amount of backlog increased 42% to $34.8 million as of December 31, 2016, from $24.4 million as of December 31, 2015. The increase is attributable to an 18% increase in the number of units in backlog as of December 31, 2016, to 52 from 44 at December 31, 2015, in addition to a 21% increase in the average selling price of homes in backlog as of December 31, 2016 to $669,000 from $554,900 at December 31, 2015.
In Oregon, the dollar amount of backlog increased 15% to $49.4 million as of December 31, 2016, from $43.1 million as of December 31, 2015. The increase is attributable to a 20% increase in the number of units in backlog at December 31, 2016, to 119 from 99 at December 31, 2015, partially offset by a 5% decrease in the average selling price of homes in backlog as of December 31, 2016 to $415,300 from $434,900 at December 31, 2015.

	December 31,		Increase (Decrease)
	2016	2015	Amount	%
Number of Homes Closed
California	722	633	89	14%
Arizona	473	252	221	88%
Nevada	331	230	101	44%
Colorado	251	230	21	9%
Washington	289	434	(145)	(33)%
Oregon	715	535	180	34%
Total	2,781	2,314	467	20%

During the year ended December 31, 2016, the number of homes closed increased 20% to 2,781 in the 2016 period from 2,314 in the 2015 period, the highest since 2007. The increase is attributable to an increase in average number of sales locations by 9% to 74 average sales locations in the 2016 period compared to 68 average sales locations in the 2015 period. Absorption rates remained relatively consistent in all reporting segments.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$490,352	$379,310	$111,042	29%
Arizona	125,951	67,010	58,941	88%
Nevada	191,711	130,845	60,866	47%
Colorado	128,530	107,014	21,516	20%
Washington	154,600	181,258	(26,658)	(15)%
Oregon	311,059	213,491	97,568	46%
Total	$1,402,203	$1,078,928	$323,275	30%

The increase in homebuilding revenue of 30% to $1,402.2 million for the year ended December 31, 2016 from $1,078.9 million for the year ended December 31, 2015 is primarily attributable to a 20% increase in the number of homes closed to 2,781 during the 2016 period from 2,314 in the 2015 period, in addition to an 8% increase in the average sales price of homes closed to $504,200 during the 2016 period from $466,300 during the 2015 period.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Average Sales Price of Homes Closed
California	$679,200	$599,200	$80,000	13%
Arizona	266,300	265,900	400	—%
Nevada	579,200	568,900	10,300	2%
Colorado	512,100	465,300	46,800	10%
Washington	534,900	417,600	117,300	28%
Oregon	435,000	399,000	36,000	9%
Total average	$504,200	$466,300	$37,900	8%

The average sales price of homes closed for the 2016 period increased 8% compared to the 2015 period primarily due to a greater number of overall deliveries in the current period in the California, Nevada and Colorado reporting segments, which have higher price points, in addition to benefits from product mix and overall increases in sales prices. On a same store basis, the average sales price increased 10% for the 2016 period compared to the 2015 period, most notably in Washington, where the increase in ASP was due to price appreciation in certain communities that were open in both the 2016 and 2015 periods.

Gross Margin
Homebuilding gross margins decreased to 17.1% for the year ended December 31, 2016 from 18.5% in the 2015 period, primarily driven by rising labor and land costs, as well as an increase in capitalized interest being amortized through cost of sales, which increased to 410 basis points compared to 360 basis points in the 2015 period. Additionally, homebuilding gross margins were negatively impacted by rising labor and land costs during the 2015 and 2016 periods.
For the comparison of the year ended December 31, 2016 and the year ended December 31, 2015, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 22.9% for the 2016 period compared to 24.8% for the 2015 period. The decrease was primarily a result of the changes for homebuilding gross margins described previously.
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

	Year Ended December 31,
	2016	2015
	(dollars in thousands)
Home sales revenue	$1,402,203	$1,078,928
Cost of home sales	1,162,337	878,995
Homebuilding gross margin	239,866	199,933
Homebuilding gross margin percentage	17.1%	18.5%
Add: Interest in cost of sales	57,297	38,416
Add: Purchase accounting adjustments	23,414	28,919
Adjusted homebuilding gross margin	$320,577	$267,268
Adjusted homebuilding gross margin percentage	22.9%	24.8%

Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $3.8 million during the year ended December 31, 2016, compared to $25.1 million for the year ended December 31, 2015. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California, which has closed out. During the fourth quarter of 2015 and continuing into 2016, the Company finalized significant construction services projects.
Sales and Marketing & General and Administrative Expense

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2016	2015	2016	2015
	(dollars in thousands)
Sales and Marketing	$72,509	$61,539	5.2%	5.7%
General and Administrative	73,398	59,161	5.2%	5.5%
Total Sales and Marketing & General and Administrative	$145,907	$120,700	10.4%	11.2%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.2% in the 2016 period compared to 5.7% in the 2015 period as a result of lower advertising and upfront marketing costs, partially offset by a higher percentage of homes with outside broker commissions. General and administrative expense as a percentage of home sales revenues decreased to 5.2% in the 2016 period compared to 5.5% in the 2015 period. The decrease is driven by increased revenues and improved operating leverage over our increased headcount.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures increased to $5.6 million during the 2016 period from $3.2 million during the 2015 period. The increase reflects the expanding operations of the mortgage joint ventures in which the Company holds a non-consolidated equity interest and increased volume.
Other Items
Combined, other operating costs decreased to $0.3 million for the year ended December 31, 2016, compared to $2.0 million for the year ended December 31, 2015.
Interest activity for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Interest incurred	$83,218	$76,221
Less: Interest capitalized	(83,218)	(76,221)
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$79,734	$72,254
The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the year ended December 31, 2016 the Company recorded a provision for income taxes of $34.9 million, reflecting an effective tax rate of 33.9%. The significant drivers of the effective rate are the allocation of income to noncontrolling interests and domestic production activities deduction. During the year ended December 31, 2015, the Company recorded a provision for income taxes of $26.8 million for an effective tax rate of 30.8%.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest increased to $8.3 million during the year ended December 31, 2016, compared to $2.9 million for the year ended December 31, 2015, reflecting the stage in the project development cycle of a number of our recently entered into joint venture projects and an increase in deliveries.

Net Income Available to Common Stockholders
As a result of the preceding factors, net income available to common stockholders for the years ended December 31, 2016 and 2015 was $59.7 million and $57.3 million, respectively.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	December 31,
	2016	2015	Amount	%
Lots Owned
California	1,484	2,200	(716)	(33)%
Arizona	4,932	5,204	(272)	(5)%
Nevada	3,028	2,888	140	5%
Colorado	1,475	798	677	85%
Washington	1,367	1,144	223	19%
Oregon	1,340	1,245	95	8%
Total	13,626	13,479	147	1%
Lots Controlled (1)
California	971	601	370	62%
Arizona	—	—	—	—%
Nevada	43	554	(511)	(92)%
Colorado	86	134	(48)	(36)%
Washington	1,036	871	165	19%
Oregon	2,096	1,775	321	18%
Total	4,232	3,935	297	8%
Total Lots Owned and Controlled	17,858	17,414	444	3%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased 3% to 17,858 lots owned and controlled at December 31, 2016 from 17,414 lots at December 31, 2015.

Comparisons of the Year Ended December 31, 2015 to December 31, 2014

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Number of Net New Home Orders
California	669	792	(123)	(16)%
Arizona	414	201	213	106%
Nevada	272	237	35	15%
Colorado	224	152	72	47%
Washington	416	134	282	210%
Oregon	580	161	419	260%
Total	2,575	1,677	898	54%
The 54% increase in the number of net new home orders was driven by a 55% increase in the average number of sales locations to 68 average locations in 2015, compared to 44 in the 2014 period, driven by the opening of new communities in all of our reporting segments. The number of net new home orders increased due to the inclusion of the operations of the Washington and Oregon reporting segments for the entire 2015 period, compared with only the period after the acquisition of Polygon Northwest Homes during the 2014 period. In addition, California showed more moderate activity as orders decreased

16% due to a shift in product mix to include more luxury product with price points in excess of $2.0 million, which historically sells at a slower rate, as well as new communities opening later in the year, after t he spring selling season, when absorption rates are seasonally lower.

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount
Cancellation Rates
California	22%	17%	5%
Arizona	14%	13%	1%
Nevada	20%	22%	(2)%
Colorado	19%	15%	4%
Washington	20%	20%	—%
Oregon	21%	23%	(2)%
Total	20%	18%	2%
Cancellation rates during the 2015 period increased to 20% from 18% during the 2014 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

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

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount
Monthly Absorption Rates
California	3.1	3.9	(0.8)
Arizona	4.9	2.8	2.1
Nevada	2.1	2.2	(0.1)
Colorado	1.4	1.6	(0.2)
Washington	5.8	5.6	0.2
Oregon	3.7	6.7	(3.0)
Overall	3.2	3.2	—

The Company's consolidated monthly absorption rate, representing number of net new home orders divided by average sales locations for the period, remained consistent at 3.2 sales per project for both the 2016 and 2015 periods.

	December 31,		Increase (Decrease)
	2015	2014	Amount	%
Backlog (units)
California	194	158	36	23%
Arizona	209	47	162	345%
Nevada	115	73	42	58%
Colorado	78	84	(6)	(7)%
Washington	44	62	(18)	(29)%
Oregon	99	54	45	83%
Total	739	478	261	55%
The Company’s backlog at December 31, 2015 increased 55% to 739 units from 478 units at December 31, 2014. The increase in backlog is driven by an increase in net orders, coupled with a decrease in fourth quarter backlog conversion rate, from 98% during the fourth quarter of 2015 to 78% for the fourth quarter of 2014.

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
Gross Margin
Homebuilding gross margins decreased to 18.5% for the year ended December 31, 2015 from 20.9% in the 2014 period, primarily driven by the application of purchase accounting related to the acquisition of our Washington and Oregon reporting segments, which negatively impacted gross margins by 270 basis points during the 2015 period. Additionally, homebuilding gross margins were negatively impacted by rising labor and land costs during the 2015 period. The impact of these rising costs was partially offset by same store price appreciation in a number of markets in which the Company operates.
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
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest decreased to $2.9 million during the year ended December 31, 2015, compared to $9.9 million for the year ended December 31, 2014. The decrease is due to a reduction in net income from a joint venture that sold out during 2014 for which there was no activity during the 2015 period.

Net Income Available to Common Stockholders
As a result of the preceding factors, net income available to common stockholders for the years ended December 31, 2015 and 2014 was $57.3 million and $44.6 million, respectively.
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
Lots Controlled (1)
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

Financial Condition and Liquidity
The U.S. housing market has continued to improve in 2016 and the Company delivered another year of strong financial and operational results. Strong housing markets have been associated with a healthy domestic economy, positive demographic trends, including employment and population growth, as well as strong demand for housing greater than supply and permit growth. While the homebuilding industry encountered some challenges during 2015, including constrained labor availability, increased cycle times and volatility in the global and domestic financial markets, 2016 was a year of growth, against a backdrop of the same longer cycle times, weather challenges and geo-political change.
In the year ended December 31, 2016, the Company delivered 2,781 homes, with an average selling price of approximately $504,200, and recognized home sales revenues and total revenues of $1.4 billion. In the year ended December 31, 2016, net new home orders increased 8% to 2,775 in the 2016 period from 2,575 in the 2015 period, while home closings increased 20% to 2,781 in the 2016 period from 2,314 in the 2015 period. On a consolidated basis, the cancellation rate decreased to 16% in the 2016 period compared to 20% in the 2015 period. Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage decreased to 17.1% and 22.9%, respectively, for the year ended December 31, 2016, as compared to 18.5% and 24.8%, respectively, for the year ended December 31, 2015.
As of December 31, 2016, the Company was selling homes in 81 communities and had a consolidated backlog of 733 sold but unclosed homes, with an associated sales value of $410.7 million, representing a 1% decrease in units and 5% increase in dollars, as compared to the backlog at December 31, 2015. As in 2015, the Company continued to experience increased cycle times in a number of its operating segments in 2016 as compared to prior years, with the greatest impact in Arizona, California, and Colorado. The availability of qualified trades with the associated delays and cost increases were challenges faced by the Company and the entire homebuilding industry during 2016. The Company has adopted and implemented new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which is a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of the residential homebuilding business of Polygon Northwest, or the Polygon Acquisition. Most recently, the Company completed the sale of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 in a private placement with registration rights, issued pursuant to an indenture, dated as of January 31, 2017, the net proceeds from which were used, together with cash on hand, to pay off in full the outstanding aggregate principal amount of the Company’s previously outstanding 8.5% senior notes due 2020. See Note 17 for additional details regarding this refinancing transaction.
The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the year ended December 31, 2016, before land acquisitions, the Company generated cash from operations of $359.4 million. Including cash consumed by land acquisitions and land development of $337.7 million, the Company had cash provided by operations of $21.7 million during the year ended December 31, 2016. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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
Each Unit may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of December 31, 2016 and December 31, 2015, the unamortized notes had an unamortized carrying value of $7.2 million and $14.1 million, respectively.
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
As of December 31, 2016, the outstanding principal amount of the 5.75% Notes was $150.0 million, excluding deferred loan costs of $1.2 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described below, and $350 million in aggregate principal amount of 7.00% Notes, as described above. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
As of December 31, 2016 the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $2.6 million and deferred loan costs of $4.8 million. The 8.5% Notes bear interest at an annual rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including California Lyon's 5.75% Notes, as described above, and 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
On January 31, 2017, California Lyon completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025, or the 5.875% Notes, in a private placement with registration rights. Parent, through

California Lyon, used the net proceeds from the 5.875% Notes offering to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation, and subsequently used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the first quarter of 2017 in an amount of approximately $21.8 million. See Note 17 for additional details regarding this refinancing transaction.

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
As of December 31, 2016, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.8 million and deferred loan costs of $4.8 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2016.

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
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of December 31, 2016, the commitment fee on the unused portion of the Second Amended Facility accrues at an annual rate of 0.50%. As of December 31, 2016 and December 31, 2015, the Company had $29.0 million and $65.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 4.75% and 3.32%, respectively as well as a letter of credit for $8.0 million outstanding at both dates.
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreases to 62.5% effective as of December 31, 2016, and further decreases to 60% effective as of June 30, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Second Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Second Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Second Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Second Amended Facility) occurs, the lenders may terminate the commitments under the Second Amended Facility and require that the Company repay outstanding borrowings under the Second Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the Second Amended Facility as of December 31, 2016. The following table summarizes these covenants pursuant to the Second Amended Facility, and our compliance with such covenants as of December 31, 2016:

	Covenant Requirements at		Actual at
Financial Covenant	December 31, 2016		December 31, 2016
Minimum Tangible Net Worth	$536.2	million	$688.8	million
Maximum Leverage Ratio	62.5%		60.3%
Interest Coverage Ratio; or (1)	1.50x		2.26x
Minimum Liquidity (1)	$83.2	million	$150.6	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.

In connection with the issuance of the Company’s new 5.875% Notes to pay off in full the previously outstanding 8.5% Notes in January 2017, the Company entered into an amendment to the Second Amended Facility effective as of January 27, 2017. The amendment modifies the definition of Tangible Net Worth (as defined therein) for purposes of calculating the Leverage Ratio covenant under the Second Amended Facility, so as to exclude any reduction in Tangible Net Worth that occurs as a result of the costs related to payment of any call premium or any other costs associated with the refinancing transaction and the redemption of outstanding 8.5% Notes. See Note 17 for additional information.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during December 31, 2016, the Company paid approximately $337.7 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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
Construction Notes Payable

The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of December 31, 2016 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$17.4		September, 2018	3.69%	(1)
January, 2016	35.0	21.5		February, 2019	4.02%	(2)
November, 2015	42.5	20.6		November, 2017	4.75%	(1)
August, 2015 (4)	14.2	—	(5)	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	—	(5)	August, 2017	4.75%	(1)
July, 2015	22.5	13.8		July, 2018	4.25%	(3)
April, 2015	18.5	2.3		October, 2017	4.25%	(3)
November, 2014	24.0	7.2		November, 2017	4.25%	(3)
November, 2014	22.0	9.4		November, 2017	4.25%	(3)
March, 2014	26.0	9.9		April, 2018	3.71%	(1)
	$275.6	$102.1
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%.
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.
(5) During the year ended December 31, 2016, the balance on this borrowing was paid in full prior to the August, 2017 maturity date, along with all accrued interest to date.
Net Debt to Total Capital
The Company’s ratio of net debt to total capital was 57.6% and 61.1% as of December 31, 2016 and 2015, respectively. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, by total capital (notes payable and Senior Notes, net of cash and cash equivalents and restricted cash, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	December 31,
	2016	2015
	(dollars in thousands)
Notes payable and Senior Notes	$1,080,650	$1,105,776
Total equity	763,429	671,469
Total capital	$1,844,079	$1,777,245
Ratio of debt to total capital	58.6%	62.2%
Notes payable and Senior Notes	$1,080,650	$1,105,776
Less: Cash and cash equivalents and restricted cash	(42,612)	(50,707)
Net debt	1,038,038	1,055,069
Total equity	763,429	671,469
Total capital (net of cash)	$1,801,467	$1,726,538
Ratio of net debt to total capital (net of cash)	57.6%	61.1%
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

Cash Flows — Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
For the comparison of the year ended December 31, 2016 and the year ended December 31, 2015, the comparison of cash flows is as follows:

•
Net cash provided by operating activities was $21.7 million in the 2016 period compared to net cash used in operating activities of $172.9 million in the 2015 period. The change was primarily a result of (i) a net decrease in spending on real estate inventories-owned of $69.6 million in the 2016 period compared to spending of $264.9 million in the 2015 period, and (ii) an increase in accrued expenses of $9.5 million in the 2016 period compared to a decrease of $15.0 million in the 2015 period, partially offset by (iii) a decrease in accounts payable of $1.6 million in the 2016 period compared to an increase of $24.1 million in the 2015 period due to timing of payments, and (iv) a decrease in receivables of $0.9 million in the 2016 period compared to an increase of $6.7 million in the 2015 period due to the timing of payments received.

•
Net cash provided by investing activities was $5.2 million in the 2016 period compared to net cash used in investing activities of $5.8 million in the 2015 period, primarily driven by (i) an increase in proceeds from repayment of notes receivable of $6.2 million in the 2016 period for which there was no corresponding amount in the 2015 period, (ii) investment in unconsolidated joint ventures of $1.0 million in the 2015 period for which there was no corresponding amount in the 2016 period, and (iii) decreases in purchases of property and equipment of $1.0 million in the 2016 period, compared to $4.8 million in the 2015 period.

•
Net cash used in financing activities was $34.5 million in the 2016 period compared to net cash provided by financing activities of $176.1 million in the 2015 period. The change was primarily the result of (i) proceeds from issuance of 7% Senior notes of $51.0 million in the 2015 period for which there is no corresponding amount in the 2016 period, (ii) net payments of $36.0 million against the revolving line of credit in the 2016 period compared to net borrowings of $65.0 million in the 2015 period, and (iii) net payments of notes payable of $8.1 million in the 2016 period compared to net borrowings of $61.4 million in the 2015 period, partially offset by (iv) net noncontrolling interest contributions of $18.7 million in the 2016 period compared to $9.2 million in the 2015 period.

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
The Company’s contractual obligations consisted of the following at December 31, 2016 (in thousands):

	Payments due by period
	Total(1)	Less than 1 year (2017)	1-3 years (2018-2019)	3-5 years (2020-2021)	More than 5 years
Notes Payable	$155,767	$43,579	$112,188	$—	$—
Notes Payable interest	10,424	6,344	4,080	—	—
Subordinated Amortizing Notes	7,225	7,225	—	—	—
Subordinated Amortizing Notes interest	250	250	—	—	—
Senior Notes (4)	925,000	—	150,000	425,000	350,000
Senior Notes interest	297,203	69,250	132,031	80,609	15,313
Operating leases	12,198	2,612	4,793	3,905	888
Surety bonds	196,579	175,210	21,339	30	—
Purchase obligations:
Land purchases and option commitments (2)	418,931	151,686	246,169	21,076	—
Project commitments (3)	287,310	201,117	86,193	—	—
Total	$2,310,887	$657,273	$756,793	$530,620	$366,201

(1)
The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2016 and is calculated to the stated maturity date.

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

(4)
On January 31, 2017, California Lyon completed the sale to certain purchasers of $450.0 million in aggregate principal amount of the 5.875% Notes, in a private placement with registration rights. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes due 2020, pursuant to a cash tender offer and consent solicitation, and subsequently used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes due 2020. See Note 17 for additional details regarding this refinancing transaction.

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
Under FASB ASC Topic 360, when indicators of impairment are present the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development on the project. During the year ended December 31, 2016, no indicators of impairment were noted by the Company.
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
The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. On February 24, 2012, the Company adopted fresh start accounting under ASC 852, Reorganizations, and recorded all real estate inventories at fair value. For the years ended December 31, 2016, 2015 and 2014, there were no impairment charges recorded. During the year ended December 31, 2016, no indicators of impairment were noted by the Company.
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
As of December 31, 2016 and 2015, the Company had 11 and 8 joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2016 and 2015, the Company was not required to consolidate any VIEs nor did the Company write-off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

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
As of December 31, 2012, the Company had generated significant deferred tax assets through its operations, but as a result of the Company's ongoing assessments had determined that it was not more likely than not that the Company would be able to utilize these assets. As a result, the Company had recorded a full valuation allowance against the $200.0 million deferred tax asset balance. During the quarter ended December 31, 2013, the Company determined that it would be able to utilize $95.6 million of its deferred tax assets, and recognized an income tax benefit in its results of operations in this amount. This conclusion was based upon the recent operating results of the Company, most notably three consecutive quarters of net income, reduced interest expense as a result of the 2012 restructure, and eight consecutive quarters of period over period growth in net new home orders, home closings, and dollar value of backlog, in addition to continued improving conditions in the single family home market. Since 2013, the Company's operating results have demonstrated consistent improvement with significant growth in revenues and net income, which has allowed it to realize approximately $20.0 million in deferred tax assets through December 31, 2016. As of December 31, 2016, the Company did not maintain a valuation allowance against its deferred tax assets. The Company will continue to assess the realizability of it deferred tax assets, and should the Company recognize significant operating losses in the future, it may determine that it is no longer more likely than not that the Company will utilize its deferred tax assets, and may record future valuation allowances.
Related Party Transactions
See Note 11 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2016 for a description of the Company’s transactions with related parties.
Recently Issued Accounting Standards
See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2016 of $155.8 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2016 ranged between 3.5% and 3.75%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.6 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of December 31, 2016 (dollars in thousands):

	Year ended December 31,							Fair Value at December 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt	$10,205	$21,712	$150,000	$425,000	$—	$350,000	$956,917	$990,545
Interest rate	5.5 - 7.0%	7.00%	5.75%	8.50%	—	7.00%
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2016. The Company does not enter into or hold derivatives for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item is incorporated by reference to the financial statements set forth in Section 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
  As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to William Lyon Homes and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Management's assessment of internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
William Lyon Homes:

We have audited William Lyon Homes’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). William Lyon Homes’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, William Lyon Homes maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of William Lyon Homes and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three year period ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Irvine, California
March 9, 2017

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed by the Company with the U.S. Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2016 (the "Proxy Statement"). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by reference.

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

4.12
Officers’ Certificate, dated September 15, 2015, delivered pursuant to the Indenture dated August 11, 2014 relating to the 7.00% Senior Notes due 2022, and setting forth the terms of the Additional Notes (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed September 15, 2015)

4.13
Indenture dated January 31, 2017, among California Lyon, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed January 31, 2017)

4.14	Form of 5.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed January 31, 2017)

Exhibit Number	Description
4.15
Third Supplemental Indenture, dated January 31, 2017, among California Lyon, Parent, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed January 31, 2017)

10.1
Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

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

Exhibit Number	Description

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

10.39†	Offer Letter by and between William Lyon Homes, Inc. and William Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed April 2, 2015)

Exhibit Number	Description
10.40
Amendment No. 1 dated as of December 21, 2015 to the Amended and Restated Credit Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K filed March 11, 2016)

10.41†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (Performance Based) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed May 9, 2016)

10.42†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed May 9, 2016)

10.43†	Offer letter by and between William Lyon Homes, Inc. and General William Lyon, dated as of March 22, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 24, 2016)

10.44
Amendment and Restatement Agreement dated as of July 1, 2016 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each subsidiary of the Borrower party thereto, the lenders listed on Schedule 1 thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 7, 2016)

10.45+
Amendment No. 1 dated as of January 27, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent.

12.1+
Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2016, 2015, 2014 and 2013, the Period from January 1, 2012 through February 24, 2012, and the Period from February 25, 2012 through December 31, 2012.

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 9th day of March, 2017.

WILLIAM LYON HOMES,
a Delaware corporation

By:	/s/ Matthew R. Zaist
Matthew R. Zaist
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Matthew R. Zaist Matthew R. Zaist	President & Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2017

/s/ Colin T. Severn Colin T. Severn	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2017

/s/ William H. Lyon William H. Lyon	Executive Chairman, Chairman of the Board	March 9, 2017

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 9, 2017

/s/ Michael Barr Michael Barr	Director	March 9, 2017

/s/ Gary H. Hunt Gary H. Hunt	Director	March 9, 2017

/s/ Matthew R. Niemann Matthew R. Niemann	Director	March 9, 2017

/s/ Thomas Harrison Thomas Harrison	Director	March 9, 2017

/s/ Lynn Carlson Schell Lynn Carlson Schell	Director	March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
William Lyon Homes:

We have audited the accompanying consolidated balance sheets of William Lyon Homes and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of William Lyon Homes and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), William Lyon Homes’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Irvine, California
March 9, 2017

WILLIAM LYON HOMES
CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents — Note 1	$42,612	$50,203
Restricted cash — Note 1	—	504
Receivables	9,538	14,838
Escrow proceeds receivable	85	3,041
Real Estate Inventories - Note 6	1,771,998	1,675,106
Investment in unconsolidated joint ventures - Note 4	7,282	5,413
Goodwill — Note 7	66,902	66,902
Intangibles, net of accumulated amortization of $4,640 as of December 31, 2016 and 2015 — Note 8	6,700	6,700
Deferred income taxes, net valuation allowance of $0 at December 31, 2016 and 2015 — Note 12	75,751	79,726
Other assets, net	17,283	21,017
Total assets	$1,998,151	$1,923,450
LIABILITIES AND EQUITY
Accounts payable	$74,282	$75,881
Accrued expenses	79,790	70,324
Notes payable — Note 9	155,768	175,181
Subordinated amortizing notes due December 1, 2017 — Note 9	7,225	14,066
5 3/4% Senior Notes due April 15, 2019 — Note 9	148,826	148,295
8 1/2% Senior Notes due November 15, 2020 — Note 9	422,817	422,896
7% Senior Notes due August 15, 2022 — Note 9	346,014	345,338
	1,234,722	1,251,981
Commitments and contingencies — Note 16
Equity:
William Lyon Homes stockholders’ equity — Note 14
Preferred stock, par value $0.01 per share; 10,000,000 authorized and no shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 28,909,781 and 28,363,879 shares issued, 27,907,724 and 27,657,435 shares outstanding at December 31, 2016 and 2015, respectively	290	284
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at December 31, 2016 and 2015, respectively	38	38
Additional paid-in capital	419,099	413,810
Retained earnings	277,659	217,963
Total William Lyon Homes stockholders’ equity	697,086	632,095
Noncontrolling interests — Note 3	66,343	39,374
Total equity	763,429	671,469
Total liabilities and equity	$1,998,151	$1,923,450
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)

	Year Ended December 31,
	2016	2015	2014
Operating revenue
Home sales	$1,402,203	$1,078,928	$857,025
Construction services — Note 1	3,837	25,124	37,728
	1,406,040	1,104,052	894,753
Operating costs
Cost of sales — homes	(1,162,337)	(878,995)	(677,531)
Construction services — Note 1	(3,485)	(21,181)	(30,700)
Sales and marketing	(72,509)	(61,539)	(45,903)
General and administrative	(73,398)	(59,161)	(54,626)
Transaction expenses	—	—	(5,832)
Amortization of intangible assets — Note 8	—	(957)	(1,814)
Other	(343)	(1,972)	(2,874)
	(1,312,072)	(1,023,805)	(819,280)
Operating income	93,968	80,247	75,473
Equity in income of unconsolidated joint ventures	5,606	3,239	555
Other income, net	3,243	3,581	2,295
Income before provision for income taxes	102,817	87,067	78,323
Provision for income taxes — Note 12	(34,850)	(26,806)	(23,797)
Net income	67,967	60,261	54,526
Less: Net income attributable to noncontrolling interests	(8,271)	(2,925)	(9,901)
Net income available to common stockholders	59,696	57,336	44,625
Income per common share:
Basic	$1.62	$1.57	$1.41
Diluted	$1.55	$1.48	$1.34
Weighted average common shares outstanding:
Basic	36,764,799	36,546,227	31,753,110
Diluted	38,474,900	38,767,556	33,236,343
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	William Lyon Homes Stockholders				Non- Controlling Interest	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount
Balance — January 1, 2014	31,436	$314	$311,863	$116,002	$22,615	$450,794
Net income	—	—	—	44,625	9,901	54,526
Cash contributions from members of consolidated entities	—	—	—	—	22,041	22,041
Cash distributions to members of consolidated entities	—	—	—	—	(27,326)	(27,326)
Exercise of stock options	158	1	284	—	—	285
Offering costs related to secondary sale of common stock	—	—	(105)	—	—	(105)
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(99)	—	(1,774)	—	—	(1,774)
Stock based compensation	392	4	6,110	—	—	6,114
Excess income tax benefit from stock based awards	—	—	1,866	—	—	1,866
Issuance of TEUs net of offering costs	—	—	90,725	—	—	90,725
Balance — December 31, 2014	31,887	$319	$408,969	$160,627	$27,231	597,146
Net income	—	—	—	57,336	2,925	60,261
Cash contributions from members of consolidated entities	—	—	—	—	19,850	19,850
Cash distributions to members of consolidated entities	—	—	—	—	(10,632)	(10,632)
Exercise of stock options	48	—	106	—	—	106
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(88)	(1)	(1,831)	—	—	(1,832)
Stock based compensation	331	4	6,566	—	—	6,570
Balance - December 31, 2015	32,178	$322	$413,810	$217,963	$39,374	671,469
Net income				59,696	8,271	67,967
Cash contributions from members of consolidated entities					38,334	38,334
Cash distributions to members of consolidated entities					(19,636)	(19,636)
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(82)	(1)	(941)			(942)
Stock based compensation	628	7	6,412			6,419
Reversal of excess income tax benefit from stock based awards			(182)			(182)
Balance - December 31, 2016	32,724	$328	$419,099	$277,659	$66,343	763,429
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Operating activities:
Net income	$67,967	$60,261	$54,526
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,006	2,663	2,874
Stock based compensation expense	6,419	6,570	6,114
Equity in income of unconsolidated joint ventures	(5,606)	(3,239)	(555)
Distributions from unconsolidated joint ventures	3,725	1,075	353
Net change in deferred income taxes	3,975	8,313	7,812
Net changes in operating assets and liabilities, net of impact of Acquisition of Polygon Northwest Homes:
Restricted cash	504	—	350
Receivables	(876)	6,663	(4,554)
Escrow proceeds receivable	2,956	(126)	1,465
Real estate inventories — owned	(69,598)	(264,868)	(277,997)
Real estate inventories — not owned	—	—	12,960
Other assets, net	2,367	758	(5,588)
Accounts payable	(1,599)	24,067	34,103
Accrued expenses	9,466	(15,045)	21,290
Liabilities from real estate inventories not owned	—	—	(12,960)
Net cash provided by (used in) operating activities	21,706	(172,908)	(159,807)
Investing activities:
Investment in and advances to unconsolidated joint ventures	—	(1,000)	(500)
Cash paid for acquisitions, net	—	—	(492,418)
Proceeds from repayment of notes receivable	6,188	—	—
Purchases of property and equipment	(1,029)	(4,800)	(2,078)
Net cash provided by (used in) investing activities	5,159	(5,800)	(494,996)

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Financing activities:
Proceeds from borrowings on notes payable	139,783	119,663	95,227
Principal payments on notes payable	(147,887)	(58,217)	(96,465)
Proceeds from issuance of 5 3/4% Senior Notes	—	—	150,000
Proceeds from issuance of 7% Senior Notes	—	51,000	300,000
Proceeds from issuance of bridge loan	—	—	120,000
Payments on bridge loan	—	—	(120,000)
Proceeds from borrowings on revolver	258,000	229,000	20,000
Payments on revolver	(294,000)	(164,000)	(20,000)
Issuance of TEUs - Purchase Contracts	—	—	94,284
Offering costs related to TEUs	—	—	(3,830)
Issuance of TEUs - Amortizing notes	—	—	20,717
Principal payments on subordinated amortizing notes	(6,841)	(6,651)	—
Proceeds from stock options exercised	—	106	285
Offering costs related to issuance of common stock	—	—	(105)
Purchase of common stock	(942)	(1,832)	(1,774)
Excess income tax benefit from stock based awards	(182)	—	1,866
Payment of deferred loan costs	(1,085)	(2,147)	(19,018)
Cash contributions from members of consolidated entities	38,334	19,850	22,041
Cash distributions to members of consolidated entities	(19,636)	(10,632)	(27,326)
Net cash (used in) provided by financing activities	(34,456)	176,140	535,902
Net decrease in cash and cash equivalents	(7,591)	(2,568)	(118,901)
Cash and cash equivalents — beginning of period	50,203	52,771	171,672
Cash and cash equivalents — end of period	$42,612	$50,203	$52,771
Supplemental disclosures:
Cash paid for taxes	$16,540	$24,955	$25,392
Supplemental disclosures of non-cash investing and financing activities:
Notes payable issued in conjunction with land acquisitions	$24,692	$—	$2,413
Liabilities assumed as part of cash acquisition of Polygon Northwest Homes	$—	$—	$4,574

See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Significant Accounting Policies
Operations
William Lyon Homes, a Delaware corporation (“Parent” and together with its subsidiaries, the “Company”), are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, Nevada, Colorado (currently, under the Village Homes brand), Washington and Oregon (together, currently under the Polygon Northwest Homes brand).
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2016 and 2015 and revenues and expenses for the years ended December 31, 2016, 2015, and 2014. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, valuation of deferred tax assets, and the fair value of assets acquired and liabilities assumed in connection with acquisition accounting. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
The consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures and other entities which have been determined to be variable interest entities in which the Company is considered the primary beneficiary (see Note 3). The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The Company accounts for its real estate inventories under FASB ASC 360 Property, Plant, & Equipment (“ASC 360”). ASC 360 requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets. Indicators of impairment include a decrease in demand for housing due to softening market conditions, competitive pricing pressures, which reduce the average sales price of homes including an increase in sales incentives offered to buyers, slowing sales absorption rates (calculated as net new home orders divided by average sales locations for a given period), decreases in home values in the markets in which the Company operates, significant decreases in gross margins and a decrease in project cash flows for a particular project.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on operating segment, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Warranty liability, beginning of period	$18,117	$18,155	$14,935
Warranty provision during period	8,237	7,423	9,601
Warranty payments during period	(12,334)	(8,555)	(7,409)
Warranty charges related to construction services projects	153	1,094	1,028
Warranty liability, end of period	$14,173	$18,117	$18,155
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 9, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Interest incurred	$83,218	$76,221	$65,560
Less: Interest capitalized	(83,218)	(76,221)	(65,560)
Interest expense, net of amounts capitalized	$—	$—	$—
Cash paid for interest	$79,734	$72,254	$46,779
Construction Services
The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses as a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.
The Company entered into construction management agreements to build, sell and market homes in certain communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. For the years ended December 31, 2016, 2015 and 2014, the Company recorded additional compensation of $0.2 million, $1.9 million and $3.9 million, respectively.
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2016 and 2015. The Company monitors the cash balances in its operating accounts; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash consists of deposits made by the Company to a bank account as collateral for the use of letters of credit to guarantee the Company’s financial obligations under certain other contractual arrangements in the normal course of business.
Goodwill
In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill is tested for impairment on an annual basis, or more frequently if events or circumstances indicate that goodwill may be impaired. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the fair value. The Company has determined that we have six reporting segments, as discussed in Note 5, and will perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.
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
Impact of Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 amends the consolidation guidance for variable interest entities and voting interest entities, among other items, by eliminating the consolidation model previously applied to limited partnerships, emphasizing the risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest. ASU 2015-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” ("ASU 2016-09”). ASU 2016-09 simplifies several aspects for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company financed the Polygon Acquisition with a combination of proceeds as follows: (i) $300 million in aggregate principal amount of 7.00% senior notes due 2022, (ii) approximately $100 million of aggregate proceeds from several separate land banking arrangements for land parcels located in California, Washington and Oregon, (iii) $120 million of borrowings under a new one-year senior unsecured loan facility, which was repaid during the fourth quarter of 2014 with proceeds from the Company's Tangible Equity Unit offering (see Notes 9 and 14), and (iv) cash on hand.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company recorded $5.8 million in acquisition related costs for the year ended December 31, 2014, which is included in the Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805. There were no acquisition related costs incurred during the year ended December 31, 2015 or December 31, 2016.
Supplemental Unaudited Pro Forma Information
The following table presents unaudited pro forma amounts for the year ended December 31, 2014 (amounts in thousands, except per share data):

Year Ended December 31, 2014
Operating revenues	$1,048.6
Net income available to common stockholders	$53.4
Income per share - basic	$1.68
Income per share - diluted	$1.61
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Joint Ventures
As of December 31, 2016 and 2015, the Company had eleven and eight joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
These joint ventures are each engaged in homebuilding and land development activities. Certain of these joint ventures have not obtained construction financing from outside lenders, but are financing their activities through equity contributions from each of the joint venture partners. The Company has no rights and limited obligations with respect to the liabilities of the VIEs, and none of the Company’s assets serve as collateral for the creditors of these VIEs. The assets of the joint ventures are the sole collateral for the liabilities of the joint ventures and as such, the creditors and equity investors of these joint ventures have no recourse to assets of the Company held outside of these joint ventures. The liabilities of each VIE are restricted to the assets of each VIE. Additionally, the creditors of the Company have no access to the assets of the VIEs. Income allocations and cash distributions to the Company are based on predetermined formulas between the Company and their joint venture partners as specified in the applicable partnership or operating agreements. The Company generally receives, after partners’ priority returns and return of partners’ capital, approximately 50% of the profits and cash flows from the joint ventures.
During the year ended December 31, 2016, the Company formed three joint ventures for the purpose of land development and homebuilding activities. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, as based on the division of income and loss per the joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of December 31, 2016 and December 31, 2015.
As of December 31, 2016, the assets of the consolidated VIEs totaled $204.8 million, of which $5.8 million was cash and $200.7 million was real estate inventories. The liabilities of the consolidated VIEs totaled $107.3 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2015, the assets of the consolidated VIEs totaled $155.0 million, of which $2.8 million was cash and $148.6 million was real estate inventories. The liabilities of the consolidated VIEs totaled $97.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 4—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenues	$21,156	$12,314	$2,015
Cost of sales	(10,407)	(5,842)	(906)
Income of unconsolidated joint ventures	$10,749	$6,472	$1,109

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the years ended December 31, 2016, 2015 and 2014, the Company recorded income of $5.6 million, $3.2 million and $0.6 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
During the years ended December 31, 2016, 2015, and 2014, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no investments in joint ventures were determined to be impaired.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	December 31,
	2016	2015
Assets
Cash	$10,208	$6,340
Loans held for sale	18,791	29,312
Accounts receivable	764	309
Other assets	56	390
Total Assets	$29,819	$36,351

Liabilities and Equity
Accounts payable	$694	$651
Accrued expenses	1,026	774
Credit lines payable	17,748	27,350
Other liabilities	17	515
Members equity	10,334	7,061
Total Liabilities and Equity	$29,819	$36,351

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Operating revenue:
California (1)	$494,189	$401,934	$534,982
Arizona	125,951	69,510	59,195
Nevada	191,711	130,845	121,815
Colorado	128,530	107,014	46,460
Washington	154,600	181,258	65,886
Oregon	311,059	213,491	66,415
Total operating revenue	$1,406,040	$1,104,052	$894,753

(1) Operating revenue in the California segment includes construction services revenue.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Income before (provision) benefit for income taxes:
California	$47,692	$46,752	$84,379
Arizona	12,004	5,743	6,112
Nevada	19,182	13,022	9,925
Colorado	6,978	3,291	(271)
Washington	9,528	18,652	6,483
Oregon	41,617	24,787	5,498
Corporate	(34,184)	(25,180)	(33,803)
Income before provision from income taxes	$102,817	$87,067	$78,323

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,	December 31,
	2016	2015
Total assets:
California	$716,955	$721,066
Arizona	191,581	197,828
Nevada	189,248	183,019
Colorado	124,580	118,307
Washington	343,973	249,615
Oregon	238,766	228,183
Corporate (1)	193,048	225,432
Total assets	$1,998,151	$1,923,450

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred income taxes, and other assets.
Note 6—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	December 31,
	2016	2015
Real estate inventories:
Land deposits	$50,429	$61,514
Land and land under development	1,069,001	1,013,650
Homes completed and under construction	545,310	495,966
Model homes	107,258	103,976
Total	$1,771,998	$1,675,106
The Company accounts for its real estate inventories under ASC 360, which requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets.
During the years ended December 31, 2016, 2015, and 2014, the Company did not record any impairments to the value of its real estate inventories.
Note 7—Goodwill
As of December 31, 2016 and 2015, the Company had Goodwill $66.9 million. $14.2 million at December 31, 2016 and 2015, respectively represents the excess of enterprise value upon emergence from bankruptcy over the fair value of net tangible and identifiable intangible assets as of February 24, 2012. During the year ended December 31, 2015, the Company recorded a measurement period adjustment based upon information that was received subsequent to the acquisition date of Polygon Northwest Homes that related to conditions that existed as of that date. This adjustment increased the value of Goodwill by $6.0 million. Refer to Note 2 for further details relating to the acquisition of Polygon Northwest Homes.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill by operating segment as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31,
	2016	2015
California	$6,801	$6,801
Arizona	5,951	5,951
Nevada	1,457	1,457
Colorado	—	—
Washington	31,200	31,200
Oregon	21,493	21,493
Total	$66,902	$66,902
Note 8—Intangibles
The carrying value and accumulated amortization of intangible assets at December 31, 2016 and December 31, 2015, by major intangible asset category, is as follows (in thousands):

	December 31, 2016			December 31, 2015
	Carrying Value	Accumulated Amortization	Net Carrying Amount	Carrying Value	Accumulated Amortization	Net Carrying Amount
Brand Name - Polygon Northwest Homes	$6,700	$—	$6,700	$6,700	$—	$6,700
The Company evaluates indefinite lived intangible assets at least annually, or more frequently if events or circumstances exist that may indicate that the asset is impaired or that its life is finite.
Amortization expense related to intangible assets for the year ended December 31, 2015 was $1.0 million. As of December 31, 2015, the Company has fully amortized the value of all of the intangible assets it held with finite lives.
Note 9—Senior Notes, Secured, and Subordinated Indebtedness
The Company's senior notes, secured, and subordinated indebtedness consists of the following (in thousands):

	December 31,
	2016	2015
Notes payable
Revolving line of credit	$29,000	$65,000
Construction notes payable	102,076	110,181
Seller financing	24,692	—
Total notes payable	$155,768	$175,181

Subordinated amortizing notes	7,225	14,066

Senior notes
5 3/4% Senior Notes due April 15, 2019	148,826	148,295
8 1/2% Senior Notes due November 15, 2020	422,817	422,896
7% Senior Notes due August 15, 2022	346,014	345,338

Total Debt	$1,080,650	$1,105,776
The maturities of the Company's Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 8 1/2% Senior Notes, and 7% Senior Notes are as follows as of December 31, 2016 (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31,
2017	$50,805
2018	62,785
2019	199,403
2020	425,000
2021	—
Thereafter	350,000
$1,087,993
Maturities above exclude premium on the 8 1/2% and 7% Senior Notes in aggregate of $3,450, and deferred loan costs on the 5 3/4%, 8 1/2%, and 7% Senior Notes in aggregate of $10,793 as of December 31, 2016.
Notes Payable
Construction Notes Payable

The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate are listed in the table below as of December 31, 2016 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$17.4		September, 2018	3.69%	(1)
January, 2016	35.0	21.5		February, 2019	4.02%	(2)
November, 2015	42.5	20.6		November, 2017	4.75%	(1)
August, 2015 (4)	14.2	—	(5)	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	—	(5)	August, 2017	4.75%	(1)
July, 2015	22.5	13.8		July, 2018	4.25%	(3)
April, 2015	18.5	2.3		October, 2017	4.25%	(3)
November, 2014	24.0	7.2		November, 2017	4.25%	(3)
November, 2014	22.0	9.4		November, 2017	4.25%	(3)
March, 2014	26.0	9.9		April, 2018	3.71%	(1)
	$275.6	$102.1
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%.
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.
(5) During the year ended December 31, 2016, the balance on this borrowing was paid in full prior to the August, 2017 maturity date, along with all accrued interest to date.
The construction notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of December 31, 2016.
Seller Financing
At December 31, 2016, the Company had $24.7 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note of approximately $3.0 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in August 2017. This note was entered into with a related party. Refer to Note 11 for more details regarding the related party transaction. The second note of $21.7 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018.

Revolving Lines of Credit

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2016, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (the "Second Amended Facility"). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019 is equal to or greater than the sum of (a) 50% of the Consolidated EBITDA (as defined in the Second Amended Facility) of California Lyon, Parent, certain of the Parent’s direct and indirect wholly owned subsidiaries (together with California Lyon and Parent, the “Loan Parties”) and their Restricted Subsidiaries (as defined in the Second Amended Facility) for the four-quarter period ending September 30, 2018, plus (b) the Liquidity (as defined in the Second Amended Facility) of the Loan Parties and their consolidated subsidiaries on the Springing Termination Date. Further, the Second Amended Facility amended the maximum leverage ratio covenant to extend the timing of the gradual step-downs. Specifically, pursuant to the Second Amended Facility, the maximum leverage ratio will remain at 65% from June 30, 2016 through and including December 30, 2016, will decrease to 62.5% on the last day of the 2016 fiscal year, remain at 62.5% from December 31, 2016 through and including June 29, 2017, and will further decrease to 60% on the last day of the second quarter of 2017 and remain at 60% thereafter. The Second Amended Facility did not revise any of our other financial covenants thereunder.
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
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreases to 62.5% effective as of December 31, 2016, and further decreases to 60% effective as of June 30, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Second Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Second Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Second Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Second Amended Facility) occurs, the lenders may terminate the commitments under the Second Amended Facility and require that the Company repay outstanding borrowings under the Second Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the Second Amended Facility as of December 31, 2016.
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of December 31, 2016, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of December 31, 2016 and December 31, 2015, the Company had $29.0 million and $65.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 4.75% and 3.32%, respectively. In addition, a letter of credit for $8.0 million and $8.6 million was outstanding at December 31, 2016 and December 31, 2015, respectively.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the issuance of the Company’s new 5.875% Notes to pay off in full the previously outstanding 8.5% Notes in January 2017, the Company entered into an amendment to the Second Amended Facility effective as of January 27, 2017. The amendment modifies the definition of Tangible Net Worth (as defined therein) for purposes of calculating the Leverage Ratio covenant under the Second Amended Facility, so as to exclude any reduction in Tangible Net Worth that occurs as a result of the costs related to payment of any call premium or any other costs associated with the refinancing transaction and the redemption of outstanding 8.5% Notes. See Note 17 for additional information.
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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of December 31, 2016 and 2015, the amortizing notes had an unamortized carrying value of $7.2 million and $14.1 million, respectively.
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
As of December 31, 2016, the outstanding principal amount of the 5.75% Notes was $150 million, excluding deferred loan costs of $1.2 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, and $350 million in aggregate principal amount of 7.00% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of December 31, 2016 , the outstanding principal amount of the 8.5% Notes was $425 million, excluding unamortized premium of $2.6 million and deferred loan costs of $4.8 million. The 8.5% Notes bear interest at an annual rate of 8.5% per annum, payable semiannually in arrears on May 15 and November 15, commencing on May 15, 2013, and mature on November 15, 2020. The 8.5% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 8.5% Notes and the related guarantees are California Lyon's and the guarantors' unsecured senior obligations and rank equally in right of payment with all of California Lyon's and the guarantors' existing and future unsecured senior debt, including California Lyon's 5.75% Notes, as described above, and 7.00% Notes, as described below. The 8.5% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 8.5% Notes and the guarantees are and will be effectively junior to any of California Lyon’s and the guarantors’ existing and future secured debt.
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
On January 31, 2017, California Lyon completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025, or the 5.875% Notes, in a private placement with registration rights. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation, and subsequently used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes. The Company

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the first quarter of 2017 in an amount of approximately $21.8 million. See Note 17 for additional details regarding this refinancing transaction.

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
As of December 31, 2016, the outstanding amount of the notes was $350 million, excluding unamortized premium of $0.8 million and deferred loan costs of $4.8 million. The notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $425 million in aggregate principal amount of 8.5% Senior Notes due 2020, as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 8.5% Notes, and the 7.00% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2016.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of December 31, 2016 and 2015; consolidating statements of operations and cash flows for the years ended December 31, 2016, 2015 and 2014, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
Delaware Lyons owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2016 and 2015, and for the years ended December 31, 2016 2015, and 2014.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$36,204	$272	$6,136	$—	$42,612
Receivables	—	2,989	3,303	3,246	—	9,538
Escrow proceeds receivable	—	85	—	—	—	85
Real estate inventories	—	910,594	645,341	216,063	—	1,771,998
Invest in unconsolidated joint ventures	—	7,132	150	—	—	7,282
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	75,751	—	—	—	75,751
Other assets, net	—	15,779	1,089	415	—	17,283
Investments in subsidiaries	697,086	(23,736)	(573,650)	—	(99,700)	—
Intercompany receivables	—	—	252,860	—	(252,860)	—
Total assets	$697,086	$1,039,007	$388,758	$225,860	$(352,560)	$1,998,151
LIABILITIES AND EQUITY
Accounts payable	$—	$52,380	$16,416	$5,486	$—	$74,282
Accrued expenses	—	75,058	4,634	98	—	79,790
Notes payable	—	50,713	2,979	102,076	—	155,768
Subordinated Amortizing Notes	—	7,225	—	—	—	7,225
5 3/4% Senior Notes	—	148,826	—	—	—	148,826
8 1/2% Senior Notes	—	422,817	—	—	—	422,817
7% Senior Notes	—	346,014	—	—	—	346,014
Intercompany payables	—	177,267	—	75,593	(252,860)	—
Total liabilities	—	1,280,300	24,029	183,253	(252,860)	1,234,722
Equity
William Lyon Homes stockholders’ equity	697,086	(241,291)	364,727	(23,736)	(99,700)	697,086
Noncontrolling interests	—	—	—	66,343	—	66,343
Total liabilities and equity	$697,086	$1,039,009	$388,756	$225,860	$(352,560)	$1,998,151

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$44,331	$2,724	$3,148	$—	$50,203
Restricted cash	—	504	—	—	—	504
Receivables	—	8,986	937	4,915	—	14,838
Escrow proceeds receivable	—	2,020	1,021	—	—	3,041
Real estate inventories	—	922,990	589,762	162,354	—	1,675,106
Invest in unconsolidated joint ventures	—	5,263	150	—	—	5,413
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	79,726	—	—	—	79,726
Other assets, net	—	18,981	1,737	299	—	21,017
Investments in subsidiaries	632,095	(34,522)	(561,546)	—	(36,027)	—
Intercompany receivables	—	—	239,248	—	(239,248)	—
Total assets	$632,095	$1,062,488	$333,426	$170,716	$(275,275)	$1,923,450
LIABILITIES AND EQUITY
Accounts payable	$—	$45,065	$27,807	$3,009	$—	$75,881
Accrued expenses	—	62,167	8,059	98	—	70,324
Notes payable	—	80,915	—	94,266	—	175,181
Subordinated Amortizing Notes	—	14,066	—	—	—	14,066
5 3/4% Senior Notes	—	148,295	—	—	—	148,295
8 1/2% Senior Notes	—	422,896	—	—	—	422,896
7% Senior Notes	—	345,338	—	—	—	345,338
Intercompany payables	—	170,757	—	68,491	(239,248)	—
Total liabilities	—	1,289,499	35,866	165,864	(239,248)	1,251,981
Equity
William Lyon Homes stockholders’ equity	632,095	(227,011)	297,560	(34,522)	(36,027)	632,095
Noncontrolling interests	—	—	—	39,374	—	39,374
Total liabilities and equity	$632,095	$1,062,488	$333,426	$170,716	$(275,275)	$1,923,450

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$573,191	$680,138	$148,874	$—	$1,402,203
Construction services	—	3,837	—	—	—	3,837
Management fees	—	(4,362)	—	—	4,362	—
	—	572,666	680,138	148,874	4,362	1,406,040
Operating costs
Cost of sales	—	(462,153)	(564,596)	(131,226)	(4,362)	(1,162,337)
Construction services	—	(3,485)	—	—	—	(3,485)
Sales and marketing	—	(27,329)	(36,170)	(9,010)	—	(72,509)
General and administrative	—	(60,141)	(13,256)	(1)	—	(73,398)
Other	—	(442)	100	(1)	—	(343)
	—	(553,550)	(613,922)	(140,238)	(4,362)	(1,312,072)
Income (loss) from subsidiaries	59,696	8,331	—	—	(68,027)	—
Operating income	59,696	27,447	66,216	8,636	(68,027)	93,968
Equity in income of unconsolidated joint ventures	—	4,369	1,237	—	—	5,606
Other income (expense), net	—	4,640	(34)	(1,363)	—	3,243
Income (loss) before provision for income taxes	59,696	36,456	67,419	7,273	(68,027)	102,817
Provision for income taxes		(34,850)	—	—	—	(34,850)
Net income (loss)	59,696	1,606	67,419	7,273	(68,027)	67,967
Less: Net income attributable to noncontrolling interests	—	—	—	(8,271)	—	(8,271)
Net income (loss) available to common stockholders	$59,696	$1,606	$67,419	$(998)	$(68,027)	$59,696

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$459,990	$568,774	$50,164	$—	$1,078,928
Construction services	—	25,124	—	—	—	25,124
Management fees	—	(1,506)	—	—	1,506	—
	—	483,608	568,774	50,164	1,506	1,104,052
Operating costs
Cost of sales	—	(358,793)	(475,043)	(43,653)	(1,506)	(878,995)
Construction services	—	(21,181)	—	—	—	(21,181)
Sales and marketing	—	(26,626)	(31,231)	(3,682)	—	(61,539)
General and administrative	—	(47,385)	(11,776)	—	—	(59,161)
Amortization of intangible assets	—	(957)	—	—	—	(957)
Other	—	(3,477)	1,505	—	—	(1,972)
	—	(458,419)	(516,545)	(47,335)	(1,506)	(1,023,805)
Income (loss) from subsidiaries	57,336	(2,395)	—	—	(54,941)	—
Operating income	57,336	22,794	52,229	2,829	(54,941)	80,247
Equity in income of unconsolidated joint ventures	—	1,912	1,327	—	—	3,239
Other income (expense), net	—	7,911	4,793	(9,123)	—	3,581
Income (loss) before provision for income taxes	57,336	32,617	58,349	(6,294)	(54,941)	87,067
Provision for income taxes	—	(26,806)	—	—	—	(26,806)
Net income (loss)	57,336	5,811	58,349	(6,294)	(54,941)	60,261
Less: Net income attributable to noncontrolling interests	—	—	—	(2,925)	—	(2,925)
Net income (loss) available to common stockholders	$57,336	$5,811	$58,349	$(9,219)	$(54,941)	$57,336

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$523,064	$236,245	$97,716	$—	$857,025
Construction services	—	37,728	—	—	—	37,728
Management fees	—	(2,926)	—	—	2,926	—
	—	557,866	236,245	97,716	2,926	894,753
Operating costs
Cost of sales	—	(399,183)	(196,773)	(78,649)	(2,926)	(677,531)
Construction services	—	(30,700)	—	—	—	(30,700)
Sales and marketing	—	(27,418)	(14,186)	(4,299)	—	(45,903)
General and administrative	—	(47,353)	(7,271)	(2)	—	(54,626)
Transaction expenses	—	(5,832)	—	—	—	(5,832)
Amortization of intangible assets	—	(1,814)	—	—	—	(1,814)
Other	—	(3,685)	825	(14)	—	(2,874)
	—	(515,985)	(217,405)	(82,964)	(2,926)	(819,280)
Income from subsidiaries	44,625	11,575	—	—	(56,200)	—
Operating income	44,625	53,456	18,840	14,752	(56,200)	75,473
Income from unconsolidated joint ventures	—	—	555	—	—	555
Other income (expense), net	—	3,280	(23)	(962)	—	2,295
Income before provision for income taxes	44,625	56,736	19,372	13,790	(56,200)	78,323
Provision for income taxes	—	(23,797)	—	—	—	(23,797)
Net income	44,625	32,939	19,372	13,790	(56,200)	54,526
Less: Net income attributable to noncontrolling interests	—	—	—	(9,901)	—	(9,901)
Net income available to common stockholders	$44,625	$32,939	$19,372	$3,889	$(56,200)	$44,625

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$(5,295)	$64,780	$(778)	$(42,296)	$5,295	$21,706
Investing activities
Proceeds from repayment of notes receivable		6,188	—	—	—	6,188
Purchases of property and equipment	—	(1,004)	85	(110)	—	(1,029)
Investments in subsidiaries	—	(2,455)	12,104	—	(9,649)	—
Net cash provided by (used in) investing activities	—	2,729	12,189	(110)	(9,649)	5,159
Financing activities
Proceeds from borrowings on notes payable	—	2,211	—	137,572	—	139,783
Principal payments on notes payable	—	(18,125)	—	(129,762)	—	(147,887)
Proceeds from borrowings on revolver	—	258,000	—	—	—	258,000
Payments on revolver	—	(294,000)	—	—	—	(294,000)
Principle payments on Subordinated amortizing notes	—	(6,841)	—	—	—	(6,841)
Purchase of common stock	—	(942)	—	—	—	(942)
Excess income tax benefit from stock based awards	—	(182)	—	—	—	(182)
Payments of deferred loan costs	—	(1,085)	—	—	—	(1,085)
Noncontrolling interest contributions	—	—	—	38,334	—	38,334
Noncontrolling interest distributions	—	—	—	(19,636)	—	(19,636)
Advances to affiliates	—	—	(252)	11,784	(11,532)	—
Intercompany receivables/payables	5,295	(14,672)	(13,611)	7,102	15,886	—
Net cash provided by (used in) financing activities	5,295	(75,636)	(13,863)	45,394	4,354	(34,456)
Net (decrease) increase in cash and cash equivalents	—	(8,127)	(2,452)	2,988	—	(7,591)
Cash and cash equivalents at beginning of period	—	44,331	2,724	3,148	—	50,203
Cash and cash equivalents at end of period	$—	$36,204	$272	$6,136	$—	$42,612

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(4,844)	$(123,099)	$26,398	$(76,207)	$4,844	$(172,908)
Investing activities
Investment in and advances to joint ventures	—	(1,000)	—	—	—	(1,000)
Purchases of property and equipment	—	(4,918)	89	29	—	(4,800)
Investments in subsidiaries	—	(3,833)	(12,584)	—	16,417	—
Net cash (used in) provided by investing activities	—	(9,751)	(12,495)	29	16,417	(5,800)
Financing activities
Proceeds from borrowings on notes payable	—	34,955	—	84,708	—	119,663
Principal payments on notes payable	—	(28,924)	(162)	(29,131)	—	(58,217)
Proceeds from issuance of 7 % Senior Notes	—	51,000	—	—	—	51,000
Proceeds from borrowings on revolver	—	229,000	—	—	—	229,000
Payments on revolver	—	(164,000)	—	—	—	(164,000)
Principle payments on Subordinated amortizing notes	—	(6,651)	—	—	—	(6,651)
Proceeds from stock options exercised	—	106	—	—	—	106
Purchase of common stock	—	(1,832)	—	—	—	(1,832)
Payments of deferred loan costs		(2,147)		—	—	(2,147)
Noncontrolling interest contributions	—	—	—	19,850	—	19,850
Noncontrolling interest distributions	—	—	—	(10,632)	—	(10,632)
Advances to affiliates	—	—	(5,237)	10,658	(5,421)	—
Intercompany receivables/payables	4,844	17,212	(6,353)	137	(15,840)	—
Net cash provided by (used in) financing activities	4,844	128,719	(11,752)	75,590	(21,261)	176,140
Net (decrease) increase in cash and cash equivalents	—	(4,131)	2,151	(588)	—	(2,568)
Cash and cash equivalents at beginning of period	—	48,462	573	3,736	—	52,771
Cash and cash equivalents at end of period	$—	$44,331	$2,724	$3,148	$—	$50,203

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(97,110)	$369,750	$(510,453)	$(19,104)	$97,110	$(159,807)
Investing activities
Investment in and advances to joint ventures	—	—	(500)	—	—	(500)
Cash paid for acquisitions, net	—	(439,040)	(53,378)	—	—	(492,418)
Purchases of property and equipment	—	(1,826)	(267)	15	—	(2,078)
Investments in subsidiaries	—	57,515	574,125	—	(631,640)	—
Net cash (used in) provided by investing activities	—	(383,351)	519,980	15	(631,640)	(494,996)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	95,227	—	95,227
Principal payments on notes payable	—	(11,898)	(4,012)	(80,555)	—	(96,465)
Proceeds from issuance of 5 3/4% Senior Notes	—	150,000	—	—	—	150,000
Proceeds from issuance of 7 % Senior Notes	—	300,000	—	—	—	300,000
Proceeds from issuance of bridge loan	—	120,000	—	—	—	120,000
Payments on bridge loan	—	(120,000)	—	—	—	(120,000)
Proceeds from borrowings on revolver	—	20,000	—	—	—	20,000
Payments on revolver	—	(20,000)	—	—	—	(20,000)
Issuance of TEUs - Purchase Contracts, net of offering costs	—	94,284	—	—	—	94,284
Offering costs related to issuance of TEUs	—	(3,830)	—	—	—	(3,830)
Issuance of TEUs - Subordinated amortizing notes	—	20,717	—	—	—	20,717
Proceeds from stock options exercised	—	285	—	—	—	285
Offering costs related to issuance of common stock	—	(105)	—	—	—	(105)
Purchase of common stock	—	(1,774)	—	—	—	(1,774)
Excess income tax benefit from stock based awards	—	1,866	—	—	—	1,866
Payments of deferred loan costs		(19,018)		—	—	(19,018)
Noncontrolling interest contributions	—	—	—	22,041	—	22,041
Noncontrolling interest distributions	—	—	—	(27,326)	—	(27,326)
Advances to affiliates	—	—	(99)	(49,825)	49,924	—
Intercompany receivables/payables	97,110	(634,980)	(4,871)	58,135	484,606	—
Net cash provided by (used in) financing activities	97,110	(104,453)	(8,982)	17,697	534,530	535,902
Net (decrease) increase in cash and cash equivalents	—	(118,054)	545	(1,392)	—	(118,901)
Cash and cash equivalents at beginning of period	—	166,516	28	5,128	—	171,672
Cash and cash equivalents at end of period	$—	$48,462	$573	$3,736	$—	$52,771

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, (“ASC 820”) the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2016 and 2015, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$155,768	$155,768	$175,181	$175,181
Subordinated amortizing notes	7,225	7,478	14,066	12,122
5 3/4% Senior Notes due 2019	148,826	151,125	148,295	147,750
8 1/2% Senior Notes due 2020	422,817	444,125	422,896	449,438
7% Senior Notes due 2022	346,014	363,125	345,338	350,875
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
Note 11—Related Party Transactions
In December 2016, the Company sold an unentitled remnant parcel of land located in Portland, Oregon for an overall purchase price of approximately $550,000 in cash to the Division President of our Oregon division. The purchase price was

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supported by an unaffiliated third party appraisal received by the Company, and the Company believes that the transaction was on terms no less favorable than it would have agreed to with unrelated parties.
In August 2016, the Company acquired certain lots within a master planned community located in Aurora, Colorado, for an overall purchase price of approximately $9.3 million, from an entity managed by an affiliate of Paulson & Co., Inc. (“Paulson”). WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, holds over 5% of Parent’s outstanding Class A common stock. A portion of the acquisition price for the lots was paid in the form of a seller note with a principal amount of approximately $3.0 million (see Note 9). The Company believes that the transaction, including the terms of the seller note, was on terms no less favorable than it would have agreed to with unrelated parties.
In October 2015, the Company acquired certain lots within the master planned community of Lake Las Vegas in Nevada for a cash purchase price of approximately $7.3 million, from an entity managed by an affiliate of Paulson.  The Company believes that the transaction was on terms no less favorable than it would have agreed to with unrelated parties.
On September 3, 2009, Presley CMR, Inc., a California corporation (“Presley CMR”) and wholly owned subsidiary of California Lyon, entered into an Aircraft Purchase and Sale Agreement (“PSA”) with an affiliate of General William Lyon to sell an aircraft. The PSA provided for an aggregate purchase price for the Aircraft of $8.3 million, (which value was the appraised fair market value of the Aircraft), which consisted of: (i) cash in the amount of $2.1 million to be paid at closing and (ii) a promissory note from the affiliate in the amount of $6.2 million. The note is secured by the Aircraft and required semiannual interest payments to California Lyon of approximately $132,000. The note provided for a maturity date in September 2016. During the year ended December 31, 2016, the promissory note was paid in full by the borrower prior to the September 2016 maturity date, along with all accrued interest to date.
Note 12—Income Taxes
Since inception, the Company has operated solely within the United States.
The following summarizes the provision from income taxes (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Current
Federal	$(26,978)	$(15,296)	$(13,284)
State	(4,077)	(3,350)	(2,691)
Deferred
Federal	(1,395)	(5,259)	(4,748)
State	(2,400)	(2,901)	(3,074)
	$(34,850)	$(26,806)	$(23,797)
Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Provision for federal income taxes at the statutory rate	$(35,986)	$(30,473)	$(27,413)
Increases/(decreases) in tax resulting from:
Provision for state income taxes, net of federal income tax benefits	(4,210)	(4,063)	(3,784)
Change in valuation allowance	—	1,626	1,629
Domestic production activities deduction	2,481	2,087	1,228
Nondeductible items-other	(58)	(52)	(84)
Non-controlling interests	2,895	1,024	3,465
Change in RBIL estimate	—	1,771	—
Cancellation of indebtedness attribute reduction	—	—	(4)
Tax credits	166	1,272	316
Stock based compensation	27	—	—
Other, net	(165)	2	850
	$(34,850)	$(26,806)	$(23,797)

The Company’s effective income tax rate was 33.9%, and 30.8% for the twelve months ended December 31, 2016 and 2015, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests, domestic production activities deduction, and state income taxes.
Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets
Impairment and other reserves	$53,806	$58,991
Compensation deductible for tax purposes when paid	9,161	9,124
Goodwill and other intangibles	—	129
AMT credit carryover	1,384	1,384
Unused recognized built-in loss	18,651	19,053
Net operating loss	3,172	4,430
Effect of book/tax differences for general and administrative	6,427	—
Other	694	1,378
	93,295	94,489
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(2,706)	(3,537)
Effect of book/tax differences for capitalized interest	(11,103)	(14,566)
Fixed assets and intangibles	(1,716)	(755)
Goodwill and other intangibles	(1,541)	—
Other	(478)	4,095
	(17,544)	(14,763)
Total deferred tax assets, net	$75,751	$79,726

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2016 the Company had no valuation allowance recorded.
The Company's analysis demonstrated that even under the stress tested forecasts of future results which considered the potential impact of the negative evidence noted above, the Company would continue to generate sufficient taxable income in future periods to realize the majority of its deferred tax assets. This fact, coupled with other positive evidence described above, significantly outweighed the negative evidence and based on this analysis management concluded, in accordance with ASC 740, that it was more likely than not that the majority of its deferred tax assets as of December 31, 2013 would be realized. At December 31, 2016, the Company had no remaining federal net operating loss carryforwards and $56.2 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of December 31, 2016, the Company had unused federal and state built-in losses of $52.1 million and $7.5 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire at the end of 2032. The Company had AMT credit carryovers of $1.4 million at December 31, 2016, which had an indefinite life.
ASC 740 prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of December 31, 2016 and 2015, the Company had no significant uncertain tax positions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to the Company’s net operating losses incurred, the Company is subject to U.S. federal income tax examinations for calendar tax years ended 2012 through 2015 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2008 through 2015 and forward.
Note 13—Income Per Common Share
Basic and diluted income per common share for the years ended December 31, 2016, 2015, and 2014 were calculated as follows (in thousands, except number of shares and per share amounts):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Basic weighted average number of shares outstanding (1)	36,764,799	36,546,227	31,753,110
Effect of dilutive securities:
Preferred shares, stock options, and warrants	815,171	1,326,399	1,424,272
Tangible Equity Units	894,930	894,930	58,961
Diluted average shares outstanding	38,474,900	38,767,556	33,236,343
Net income available to common stockholders	$59,696	$57,336	$44,625
Basic income per common share	$1.62	$1.57	$1.41
Dilutive income per common share	$1.55	$1.48	$1.34
Potentially antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	240,000	180,000	N/A

(1) Basic weighted average number of shares outstanding includes the minimum number of shares that are issuable under the Company’s Tangible Equity Units. This calculation assumes 5,113,475 shares included from the respective issue dates of the Company’s Tangible Equity Units. See Note 9.
Note 14—Equity
Common Stock
All of our outstanding shares of common stock have been validly issued and fully paid and are non-assessable. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock, of which there are no shares issued or outstanding as of December 31, 2016 or 2015. Holders of our common stock have no preference, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any of our securities, with the exception of holders of our Class B Common Stock, which do have certain preemptive rights.
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
Tangible Equity Units
Unless settled earlier at the holder’s option, each purchase contract will automatically settle on December 1, 2017 (the “mandatory settlement date”), and the Company will deliver not more than 5.2247 shares of Class A common stock and not less than 4.4465 shares of Class A common stock, subject to adjustment, based upon the applicable settlement rate and applicable market value of Class A common stock as defined in the purchase contract. The net proceeds from the issuance of the TEUs were allocated between the purchase contract and amortizing note based on their relative fair values. As a result, $90.7 million was allocated to additional paid-in capital in connection with the issuance of the TEUs during 2014.
As of December 31, 2016, the Company has reserved the maximum number of shares issuable under the TEU purchase agreement from it's authorized but unissued shares of Class A common stock. The TEUs also contain a fundamental change provision, whereby holders can elect early settlement in shares or cash at an early settlement rate if the Company undergoes a fundamental change as defined in the TEU agreement.
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
Under the Plan, 3,636,363 shares of the Company’s Class A common stock have been reserved for issuance. In 2016, 2015, and 2014, the Company granted an aggregate of 857,460 restricted shares, 493,524 restricted shares, and 392,126 restricted shares, respectively, of Class A common stock of the Company. With respect to restricted stock granted to employees during 2016, 163,269 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2017, 2018 and 2019, 55,464 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2017 and 2018, 3,548 of such shares have a vesting schedule pursuant to which one-half of the shares will vest on August 9th of each of 2017 and 2018, 20,697 of such shares are subject to a vesting schedule pursuant to which 100% of the shares will vest on August 9, 2018, and 7,326 of such shares have a vesting schedule pursuant to which one-half of the shares will vest on September 6th of each of 2017 and 2018, in each case subject to each grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors of the Company during 2016, representing 41,064 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2016, September 1, 2016, December 1, 2016 and March 1, 2017, subject to each grantee’s continued service on the board through each vesting date.
The Company granted performance-based restricted stock awards to certain executive employees during each of 2016, 2015 and 2014. With respect to the performance based restricted stock awards granted during 2016, 2015 and 2014, the performance based restricted stock awards vests as follows: one-third of the shares of performance based restricted stock will vest on March 1 of each of the first, second, and third years following the grant date, and all but one of such grants were subject to the Company’s achievement of pre-established performance targets as of the end of the given fiscal year, and subject to each grantee's continued service through each vesting date. The remaining grant did not contain a pre-established performance target, but the earned shares for such award were determined by the exercise of the discretion of the Compensation Committee of Parent’s Board of Directors following the end of the 2014 fiscal year, which were determined to be at the target level. During 2016, the Company achieved 96% of its performance target related to certain metrics, resulting in earned shares based on the term of the award agreements, but did not achieve its target level for another metric applicable to certain individuals. During 2015 and 2014, the Company achieved 92% and 97% of its performance targets, respectively.
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

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Expected dividend yield	N/A	—%	N/A
Risk-free interest rate	N/A	1.71%	N/A
Expected volatility	N/A	44%	N/A
Expected life (in years)	N/A	6.75	N/A
The Black-Scholes option-pricing model requires inputs such as the expected dividend yield, risk-free interest rate, expected term and expected volatility. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant judgment.
The risk-free interest rate that we use is based on the United States Treasury yield in effect at the time of grant for zero coupon United States Treasury notes with maturities approximating each grant’s expected life. Given our limited history with employee exercise patterns, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method is calculated as the average of the time-to-vesting and the contractual life of the options. Our expected volatility was derived from the historical volatilities of our common stock and several unrelated public companies within the homebuilding industry, because we had insufficient trading history on our common stock at the time the grants were valued. When making the selections of our peer companies within the homebuilding industry to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors.
As of December 31, 2016, the Company has 1,083,206 shares available for grant under the Plan.
Summary of Stock Option Activity
Stock option activity under the Plan for the years ended December 31, 2016, 2015, and 2014 was as follows:

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	611,313	$15.40	419,238	$8.66	576,651	$8.66
Granted (1)	—	N/A	240,000	$25.82	—	N/A
Exercised	(15,000)	$8.66	(47,925)	$8.66	(157,413)	$8.66
Canceled	—	N/A	—	N/A	—	N/A
Options outstanding at end of year	596,313	$15.57	611,313	$15.40	419,238	$8.66
Options vested and expected to vest	596,313	$15.57	611,313	$15.40	419,238	$8.66
Options exercisable at end of year (2)	356,313	$8.66	371,313	$8.66	419,238	$8.66
Price range of options exercised	$8.66		$8.66		$8.66
Price range of options outstanding	$8.66-$25.82		$8.66-$25.82		$8.66

(1)	The weighted average grant date fair value of the stock options during December 31, 2015 was $12.01.

(2)	No options vested during the years ended December 31, 2016 or 2015. The fair value of shares vested during the year ended December 31, 2014 was $1.2 million.
The following table summarizes information about stock options granted to executives, directors, and non-executives that are outstanding and exercisable at December 31, 2016:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares
$8.66	356,313	5.75	$3,694,966	356,313
25.82	240,000	8.25	—	—
Summary of Restricted Shares Activity

During the years ended December 31, 2016, 2015, and 2014, the Company had the following activity relating to grants of time based restricted common stock:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Non-vested shares at beginning of year	225,687	$23.65	79,335	$24.84	99,661	$11.49
Granted	291,368	14.14	208,715	23.11	79,575	27.70
Vested	(126,073)	21.81	(55,571)	23.24	(99,901)	13.81
Canceled (1)	(44,058)	19.06	(6,792)	24.28	—	N/A
Non-vested shares at end of year	346,924	$16.91	225,687	$23.65	79,335	$24.84
(1) Represents shares that were canceled as result of terminations of employment.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2016, 2015, and 2014 the Company had the following activity relating to grants of performance based restricted common stock:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Non-vested shares at beginning of year	480,757	$24.18	506,846	$23.84	291,450	$14.03
Granted	566,092	13.88	284,809	23.50	312,551	29.94
Vested	(190,977)	20.58	(154,467)	19.58	(97,155)	14.03
Canceled (1)	(200,739)	23.38	(156,431)	28.86	—	N/A
Non-vested shares at end of year	655,133	$17.81	480,757	$24.18	506,846	$23.84
(1) Represents shares that were canceled as a result of achievement of performance targets as outlined in the respective grant agreement at below the maximum levels, as well as a result of terminations of employment.
In conjunction with the issuance of the equity grants in the years ended December 31, 2016, 2015 and 2014, the Company recorded stock based compensation expense of $6.4 million, $6.6 million, and $6.1 million, respectively, which is included in general and administrative expense in the consolidated statement of operations. As of December 31, 2016, $7.0 million of total unrecognized stock based compensation expense is expected to be recognized as an expense by the Company in the future over a weighted average period of 1.1 years. The total value of restricted stock awards which fully vested during the years ended December 31, 2016, 2015 and 2014 was $5.1 million, $6.0 million, and $3.8 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recognized an income tax benefit of $4.1 million, $3.5 million and $2.6 million related to stock based compensation, respectively.
Note 16—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of December 31, 2016, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $3.9 million, $3.8 million, and $3.1 million, for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2016 (in thousands).

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ending December 31
2017	$2,612
2018	2,559
2019	2,235
2020	2,008
2021	1,897
Thereafter	888
Total	$12,199
In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds are recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable. As of December 31, 2016 and 2015, the Company is not obligated under any assessment district bonds.
The Company also had outstanding performance and surety bonds of $196.6 million at December 31, 2016 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of December 31, 2016, the Company had $287.3 million of project commitments relating to the construction of projects.
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
The Company has entered into various purchase option agreements with third parties to acquire land. As of December 31, 2016, the Company has made non-refundable deposits of $50.4 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the purchase option agreements is $418.9 million as of December 31, 2016.
Note 17—Subsequent Events

Senior Notes Refinancing Transaction
On January 31, 2017, California Lyon completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025, or the 5.875% Notes, in a private placement with registration rights. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation, and subsequently used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425.0 million of previously outstanding 8.5% Notes is now retired and extinguished. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the first quarter of 2017 in an amount of approximately $21.8 million.

Amendment to Revolving Credit Facility
In connection with the refinancing transaction described immediately above, the Company entered into an amendment to its Revolving Credit Facility effective as of January 27, 2017. The amendment modifies the definition of Tangible Net Worth for purposes of calculating the Leverage Ratio covenant under the Second Amended Facility, so as to exclude any reduction in Tangible Net Worth (as defined therein) that occurs as a result of the costs related to payment of any call premium or any other costs associated with the refinancing transaction and the redemption of outstanding 8.5% Notes.

Share Purchase Program Authorization

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 17, 2017, the Board of Directors of the Company approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $50 million of its Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. As of this reporting date, no shares have been repurchased under this program.

No other events have occurred subsequent to December 31, 2016, that would require recognition or disclosure in the Company’s financial statements.

Note 18— Unaudited Summarized Quarterly Financial Information
Summarized unaudited quarterly financial information for the years ended December 31, 2016 and 2015 is as follows (in thousands except per share data):

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Home sales	$261,295	$325,059	$342,628	$473,221
Cost of sales	(215,171)	(268,638)	(285,896)	(392,632)
Gross profit	46,124	56,421	56,732	80,589
Other income, costs and expenses, net	(36,183)	(41,335)	(40,218)	(54,163)
Net income	9,941	15,086	16,514	26,426
Net income available to common stockholders	$9,014	$14,561	$13,069	$23,052
Income per common share:
Basic	$0.25	$0.40	$0.36	$0.63
Diluted	$0.24	$0.38	$0.34	$0.60

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Home sales	$189,715	$247,740	$244,311	$397,162
Cost of sales	(154,081)	(200,248)	(200,328)	(324,338)
Gross profit	35,634	47,492	43,983	72,824
Other income, costs and expenses, net	(28,028)	(34,242)	(31,706)	(45,696)
Net income	7,606	13,250	12,277	27,128
Net income available to common stockholders	$6,682	$12,277	$12,082	$26,295
Income per common share:
Basic	$0.18	$0.34	$0.33	$0.72
Diluted	$0.18	$0.32	$0.31	$0.68

EXHIBIT INDEX
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

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

4.12
Officers’ Certificate, dated September 15, 2015, delivered pursuant to the Indenture dated August 11, 2014 relating to the 7.00% Senior Notes due 2022, and setting forth the terms of the Additional Notes (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed September 15, 2015)

4.13
Indenture dated January 31, 2017, among California Lyon, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed January 31, 2017)

4.14	Form of 5.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed January 31, 2017)

4.15
Third Supplemental Indenture, dated January 31, 2017, among California Lyon, Parent, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed January 31, 2017)

10.1
Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999).

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

10.40
Amendment No. 1 dated as of December 21, 2015 to the Amended and Restated Credit Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K filed March 11, 2016)

10.41†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (Performance Based) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed May 9, 2016)

10.42†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed May 9, 2016)

10.43†	Offer letter by and between William Lyon Homes, Inc. and General William Lyon, dated as of March 22, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 24, 2016)

10.44
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

Exhibit Number	Description

10.45+
Amendment No. 1 dated as of January 27, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent.

12.1+
Statement Regarding the Computation of Ratio of Earnings (Loss) to Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2016, 2015, 2014 and 2013, the Period from January 1, 2012 through February 24, 2012, and the Period from February 25, 2012 through December 31, 2012.

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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