Form 10-Q
period 2017-03-31
WILLIAM LYON HOMES
filed 2017-05-10
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
______________________________________
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 8, 2017
Common stock, Class A, par value $0.01	28,121,757
Common stock, Class B, par value $0.01	3,813,884

WILLIAM LYON HOMES

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings; leverage ratios and compliance with debt covenants; revenues and average selling prices of deliveries; sales price ranges for active and future communities; global and domestic economic conditions; market and industry trends; cycle times; profitability and gross margins; cost of revenues; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; debt maturities; business and operational strategies and the anticipated effects thereof; anticipated debt paydowns; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-Q will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: adverse weather conditions; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; the availability and timing of mortgage financing; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; potential changes to the tax code; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$39,508	$42,612
Receivables	9,002	9,538
Escrow proceeds receivable	1,697	85
Real estate inventories — Note 5	1,793,633	1,771,998
Investments in unconsolidated joint ventures — Note 3	7,326	7,282
Goodwill	66,902	66,902
Intangibles, net of accumulated amortization of $4,640 as of March 31, 2017 and December 31, 2016	6,700	6,700
Deferred income taxes, net	75,946	75,751
Other assets, net	17,882	17,283
Total assets	$2,018,596	$1,998,151
LIABILITIES AND EQUITY
Accounts payable	$72,749	$74,282
Accrued expenses	71,798	79,790
Notes payable — Note 6	186,277	155,768
Subordinated amortizing notes due December 1, 2017— Note 6	5,356	7,225
5 3/4% Senior Notes due April 15, 2019 — Note 6	148,962	148,826
8 1/2% Senior Notes due November 15, 2020 — Note 6	—	422,817
7% Senior Notes due August 15, 2022 — Note 6	346,200	346,014
5 7/8% Senior Notes due January 31, 2025 — Note 6	438,698	—
	1,270,040	1,234,722
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 29,292,642 and 28,909,781 shares issued, 28,121,757 and 27,907,724 outstanding at March 31, 2017 and December 31, 2016, respectively	290	290
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at March 31, 2017 and December 31, 2016	38	38
Additional paid-in capital	419,395	419,099
Retained earnings	267,659	277,659
Total William Lyon Homes stockholders’ equity	687,382	697,086
Noncontrolling interests — Note 2	61,174	66,343
Total equity	748,556	763,429
Total liabilities and equity	$2,018,596	$1,998,151
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Operating revenue
Home sales	$258,854	$261,295
Construction services — Note 1	—	3,130
	258,854	264,425
Operating costs
Cost of sales — homes	(218,455)	(215,171)
Construction services — Note 1	—	(2,824)
Sales and marketing	(14,705)	(14,993)
General and administrative	(18,946)	(17,834)
Other	(440)	(323)
	(252,546)	(251,145)
Operating income	6,308	13,280
Equity in income of unconsolidated joint ventures	249	1,181
Other income, net	345	525
Income before extinguishment of debt	6,902	14,986
Loss on extinguishment of debt	(21,828)	—
(Loss) income before benefit from (provision for) income taxes	(14,926)	14,986
Benefit from (provision for) income taxes — Note 9	5,630	(5,045)
Net (loss) income	(9,296)	9,941
Less: Net income attributable to noncontrolling interests	(704)	(927)
Net (loss) income available to common stockholders	$(10,000)	$9,014
(Loss) income per common share:
Basic	$(0.27)	$0.25
Diluted	$(0.27)	$0.24
Weighted average common shares outstanding:
Basic	36,908,320	36,651,846
Diluted	36,908,320	38,303,861
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2016	32,724	$328	$419,099	$277,659	$66,343	$763,429
Net (loss) income	—	—	—	(10,000)	704	(9,296)
Cash contributions from members of consolidated entities	—	—	—	—	1,467	1,467
Cash distributions to members of consolidated entities	—	—	—	—	(7,340)	(7,340)
Shares remitted to Company to satisfy employee tax obligations	(74)	—	(1,380)	—	—	(1,380)
Stock based compensation expense	457	—	1,676	—	—	1,676
Balance - March 31, 2017	33,107	$328	$419,395	$267,659	$61,174	$748,556
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Operating activities
Net (loss) income	$(9,296)	$9,941
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	449	498
Net change in deferred income taxes	(195)	95
Stock based compensation expense	1,676	1,492
Equity in earnings of unconsolidated joint ventures	(249)	(1,181)
Distributions from unconsolidated joint ventures	359	324
Loss on extinguishment of debt	21,828	—
Net changes in operating assets and liabilities:
Restricted cash	—	(1)
Receivables	382	2,382
Escrow proceeds receivable	(1,612)	17
Real estate inventories	(22,633)	(77,662)
Other assets	(1,447)	317
Accounts payable	(1,533)	2,973
Accrued expenses	(29,110)	1,269
Net cash used in operating activities	(41,381)	(59,536)
Investing activities
Collection of related party note receivable	—	6,188
Purchases of property and equipment	(2)	(526)
Net cash (used in) provided by investing activities	(2)	5,662
Financing activities
Proceeds from borrowings on notes payable	25,350	53,162
Principal payments on notes payable	(20,780)	(26,526)
Redemption premium of 8.5% Senior Notes	(19,645)	—
Principal payments of 8.5% Senior Notes	(425,000)	—
Proceeds from issuance of 5.875% Senior Notes	446,468	—
Proceeds from borrowings on Revolver	105,000	55,000
Payments on Revolver	(77,000)	(71,000)
Principal payments on subordinated amortizing notes	(1,869)	(1,676)
Payment of deferred loan costs	(6,840)	(197)
Shares remitted to, or withheld by the Company for employee tax withholding	(1,380)	(844)
Excess income tax benefit from stock based awards	—	(226)
Cash received for sale leaseback transaction	19,848	—
Noncontrolling interest contributions	1,467	33,241
Noncontrolling interest distributions	(7,340)	(1,465)
Net cash provided by financing activities	38,279	39,469
Net decrease in cash and cash equivalents	(3,104)	(14,405)
Cash and cash equivalents — beginning of period	42,612	50,203
Cash and cash equivalents — end of period	$39,508	$35,798
Supplemental disclosures:
Cash paid during the period for income taxes	$9,800	$100
Supplemental disclosures of non-cash investing and financing activities:
Accrued deferred loan costs	$1,270	$—
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation and Significant Accounting Policies
Operations
William Lyon Homes, a Delaware corporation (“Parent” and together with its subsidiaries, the “Company”), is primarily engaged in designing, constructing, marketing and selling single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington (under the Polygon Northwest brand) and Oregon (under the Polygon Northwest brand).
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2017 and December 31, 2016 and revenues and expenses for the three month periods ended March 31, 2017 and 2016. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, sales and profit recognition, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
The condensed consolidated financial statements were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements as of and for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three months ended March 31, 2017, the Company had a land parcel sale to a third party that did not result in any gain or loss.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Warranty liability, beginning of period	$14,174	$18,117
Warranty provision during period	1,290	1,429
Warranty payments during period	(2,829)	(3,290)
Warranty charges related to construction services projects	80	103
Warranty liability, end of period	$12,715	$16,359
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Interest activity for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest incurred	$19,424	$20,261
Less: Interest capitalized	19,424	20,261
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$19,036	$14,911
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2017 and December 31, 2016. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
(Loss) income per common share
The Company computes (loss) income per common share in accordance with FASB ASC Topic 260, Earnings per Share, which requires (loss) income per common share for each class of stock to be calculated using the two-class method. The two-class method is an allocation of (loss) income between the holders of common stock and a company’s participating security holders.
Basic (loss) income per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. For purposes of determining diluted income per common share, basic income per common share is further adjusted to include the effect of potential dilutive common shares.
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
Impact of Recent Accounting Pronouncements
Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplified several aspects for the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The Company did not have any previously unrecognized excess tax benefits. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements or notes to its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and disclose key information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company expects to early adopt the new standard in the quarter ended June 30, 2017. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.
While the Company continues to assess the effects of adoption, the Company currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for real estate and office and equipment operating leases; and (2) the derecognition of existing assets and liabilities for a sale-leaseback transaction that currently does not qualify for sale accounting. The Company does not expect a significant change in leasing activity between now and adoption.
The Company expects to elect all of the standard's available practical expedients on adoption. Consequently, on adoption, the Company expects to:
–Recognize additional operating liabilities ranging from $16 million to $18 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases; and
–Derecognize existing obligations ranging from $19 million to $20 million relating to cash received from a sale-leaseback transaction that is currently classified within accrued expenses.
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
Note 2—Variable Interest Entities and Noncontrolling Interests
As of March 31, 2017 and December 31, 2016, the Company was party to eleven joint ventures for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of March 31, 2017 and December 31, 2016.
As of March 31, 2017, the assets of the consolidated VIEs totaled $204.0 million, of which $3.7 million was cash and cash equivalents and $207.8 million was real estate inventories. The liabilities of the consolidated VIEs totaled $111.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2016, the assets of the consolidated VIEs totaled $204.8 million, of which $5.8 million was cash and cash equivalents and $200.7 million was real estate inventories. The liabilities of the consolidated VIEs totaled $107.3 million, primarily comprised of notes payable, accounts payable and accrued liabilities.

Note 3—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues	$3,389	$3,967
Cost of sales	(2,110)	(1,925)
Income of unconsolidated joint ventures	$1,279	$2,042

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three months ended March 31, 2017, and 2016, the Company recorded income of $0.2 million and $1.2 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
During the three months ended March 31, 2017, and 2016, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no investments in joint ventures were determined to be impaired.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	March 31, 2017	December 31, 2016
Assets
Cash	$10,747	$10,208
Loans held for sale	16,274	18,791
Accounts receivable	1,028	764
Other assets	79	56
Total Assets	$28,128	$29,819

Liabilities and Equity
Accounts payable	$493	$694
Accrued expenses	929	1,026
Credit lines payable	15,581	17,748
Other liabilities	33	17
Members equity	11,092	10,334
Total Liabilities and Equity	$28,128	$29,819

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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Operating revenue:
California (1)	$81,967	$95,884
Arizona	26,716	21,047
Nevada	30,548	30,741
Colorado	21,330	26,393
Washington	43,474	32,901
Oregon	54,819	57,459
Total operating revenue	$258,854	$264,425

(1) Operating revenue in the California segment includes construction services revenue.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(Loss) income before benefit from (provision for) income taxes:
California	$6,327	$9,923
Arizona	2,298	1,499
Nevada	2,192	2,558
Colorado	296	429
Washington	314	1,423
Oregon	4,481	6,958
Corporate	(30,834)	(7,804)
(Loss) income before benefit from (provision for) income taxes	$(14,926)	$14,986

	March 31, 2017	December 31, 2016
Homebuilding assets:
California	$729,361	$716,955
Arizona	194,716	191,581
Nevada	192,870	189,248
Colorado	134,022	124,580
Washington	320,027	343,973
Oregon	253,734	238,766
Corporate (1)	193,866	193,048
Total homebuilding assets	$2,018,596	$1,998,151

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, and other assets.

Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Real estate inventories:
Land deposits	$55,069	$50,429
Land and land under development	921,464	1,069,001
Homes completed and under construction	721,718	545,310
Model homes	95,382	107,258
Total	$1,793,633	$1,771,998

Note 6—Senior Notes, Secured, and Unsecured Indebtedness
Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Notes payable:
Construction notes payable	$106,646	$102,076
Seller financing	22,631	24,692
Revolving line of credit	57,000	29,000
Total notes payable	186,277	155,768

Subordinated amortizing notes	5,356	7,225

Senior notes:
5 3/4% Senior Notes due April 15, 2019	148,962	148,826
8 1/2% Senior Notes due November 15, 2020	—	422,817
7% Senior Notes due August 15, 2022	346,200	346,014
5 7/8% Senior Notes due January 31, 2025	438,698	—
Total senior notes	933,860	917,657

Total notes payable and senior notes	$1,125,493	$1,080,650

As of March 31, 2017, the maturities of the Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 7% Senior Notes, and 5 7/8% Senior Notes are as follows (in thousands):

Year Ending December 31,
2017	$55,644
2018	62,347
2019	223,642
2020	—
2021	—
Thereafter	800,000
$1,141,633
Maturities above exclude premium on the 7% Senior Notes of $0.8 million, discount on the 5 7/8% Senior Notes of $3.5 million, and deferred loan costs on the 5 3/4%, 7%, and 5 7/8% Senior Notes of $13.5 million as of March 31, 2017.
Notes Payable
Construction Notes Payable
The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate are listed in the table below as of March 31, 2017 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$19.4		September, 2018	3.89%	(1)
January, 2016	35.0	24.1		February, 2019	4.23%	(2)
November, 2015	42.5	21.0	(6)	November, 2017	5.00%	(1)
August, 2015 (4)	14.2	—	(5)	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	—	(5)	August, 2017	4.75%	(1)
July, 2015	22.5	12.5		July, 2018	4.50%	(3)
April, 2015	18.5	—	(5)	October, 2017	4.50%	(3)
November, 2014	24.0	9.1	(6)	November, 2017	4.50%	(3)
November, 2014	22.0	9.7	(6)	November, 2017	4.50%	(3)
March, 2014	26.0	10.8		April, 2018	3.98%	(1)
	$275.6	$106.6
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%.
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.
(5) The balance on this borrowing was paid in full prior to the maturity date, along with all accrued interest to date.
(6) The Company anticipates paying the borrowings in full upon the maturity date from proceeds from homes closed in each respective project.
The construction notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of March 31, 2017.
Seller Financing
At March 31, 2017, the Company had $22.6 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note of approximately $3.0 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in August 2017. This note was entered into with a related party. Refer to Note 8 for more details regarding the related party transaction. The second note of $19.6 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018.
Revolving Line of Credit
On July 1, 2016, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (the "Second Amended Facility"). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019 is equal to or greater than the sum of (a) 50% of the Consolidated EBITDA (as defined in the Second Amended Facility) of California Lyon, Parent, certain of the Parent’s direct and indirect wholly owned subsidiaries (together with California Lyon and Parent, the “Loan Parties”) and their Restricted Subsidiaries (as defined in the Second Amended Facility) for the four-quarter period ending September 30, 2018, plus (b) the Liquidity (as defined in the Second Amended Facility) of the Loan Parties and their consolidated subsidiaries on the Springing Termination Date. Further, the Second Amended Facility amended the maximum leverage ratio covenant to extend the timing of the gradual step-downs. Specifically, pursuant to the Second Amended Facility, the maximum leverage ratio remained at 65% from June 30, 2016 through and including December 30, 2016, decreased to 62.5% on the last day of the 2016 fiscal year, will remain at 62.5% from December 31, 2016 through and including June 29, 2017, and will further decrease to 60% on the last day of the second quarter of 2017 and remain at 60% thereafter. The Second Amended Facility did not revise any of our other financial covenants thereunder.
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
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreased to 62.5% effective as of December 31, 2016, and further decreases to 60% effective as of June 30, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Second Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Second Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Second Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Second Amended Facility) occurs, the lenders may terminate the commitments under the Second Amended Facility and require that the Company repay outstanding borrowings under the Second Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread.
In January 2017, the Company entered into an amendment which modifies the definition of Tangible Net Worth for purposes of calculating the Leverage Ratio covenant under the Second Amended Facility, so as to exclude any reduction in Tangible Net Worth (as defined therein) that occurs as a result of the costs related to payment of any call premium or any other costs associated with the refinancing transaction and the redemption of outstanding 8.5% Notes. The Company was in compliance with all covenants under the Second Amended Facility as of March 31, 2017.

Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of March 31, 2017, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of March 31, 2017 and December 31, 2016, the Company had $57.0 million and $29.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 4.45% and 4.75%, respectively as well as a letter of credit for $8.0 million outstanding at both dates.

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of March 31, 2017 and December 31, 2016, the amortizing notes had an unamortized carrying value of $5.4 million and $7.2 million, respectively.

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
As of March 31, 2017, the outstanding principal amount of the 5.75% Notes was $150 million, excluding deferred loan costs of $1.0 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $450 million in aggregate principal amount of 5.875% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes due 2019, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

During the three months ended March 31, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2025, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of March 31, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the three months ended March 31, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.

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
As of March 31, 2017 the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.8 million and deferred loan costs of $4.6 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019, as described above, and $450 million in aggregate principal amount of 5.875% Senior Notes due 2020, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of March 31, 2017.
As of March 31, 2017, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.5 million and deferred loan costs of $7.8 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
On or after January 31, 2020, California Lyon may redeem all or a portion of the 5.875% Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount), set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on each of the dates indicated below:

Year	Percentage
January 31, 2020	102.938%
January 31, 2021	101.469%
January 31, 2022	100.734%
January 31, 2023 and thereafter	100.000%
Prior to January 31, 2020, the 5.875% Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a "make-whole" premium, and accrued and unpaid interest to, the redemption date.
In addition, any time prior to January 31, 2020, California Lyon may, at its option on one or more occasions, redeem the 5.875% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 5.875% Notes issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 105.875%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 7.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of March 31, 2017.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of March 31, 2017 and December 31, 2016; consolidating statements of operations for the three months ended March 31, 2017 and 2016; and consolidating statements of cash flows for the three month periods ended March 31, 2017 and 2016, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of March 31, 2017 and December 31, 2016, and for the three month periods ended March 31, 2017 and 2016.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of March 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$34,945	$430	$4,133	$—	$39,508
Receivables	—	2,931	2,825	3,246	—	9,002
Escrow proceeds receivable	—	1,697	—	—	—	1,697
Real estate inventories	—	936,552	633,810	223,271	—	1,793,633
Investment in unconsolidated joint ventures	—	7,176	150	—	—	7,326
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	75,946	—	—	—	75,946
Other assets, net	—	16,482	985	415	—	17,882
Investments in subsidiaries	687,382	(23,488)	(555,352)	—	(108,542)	—
Intercompany receivables	—	—	255,682	—	(255,682)	—
Total assets	$687,382	$1,066,450	$397,923	$231,065	$(364,224)	$2,018,596
LIABILITIES AND EQUITY
Accounts payable	$—	$50,554	$17,500	$4,695	$—	$72,749
Accrued expenses	—	66,914	4,774	110	—	71,798
Notes payable	—	76,652	2,979	106,646	—	186,277
Subordinated amortizing notes	—	5,356	—	—	—	5,356
8 1/2% Senior Notes	—	—	—	—	—	—
5 3/4% Senior Notes	—	148,962	—	—	—	148,962
7% Senior Notes	—	346,200	—	—	—	346,200
5 7/8% Senior Notes	—	438,698	—	—	—	438,698
Intercompany payables	—	173,754	—	81,928	(255,682)	—
Total liabilities	—	1,307,090	25,253	193,379	(255,682)	1,270,040
Equity
William Lyon Homes stockholders’ equity (deficit)	687,382	(240,640)	372,670	(23,488)	(108,542)	687,382
Noncontrolling interests	—	—	—	61,174	—	61,174
Total liabilities and equity	$687,382	$1,066,450	$397,923	$231,065	$(364,224)	$2,018,596

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$36,204	$272	$6,136	$—	$42,612
Receivables	—	2,989	3,303	3,246	—	9,538
Escrow proceeds receivable	—	85	—	—	—	85
Real estate inventories	—	910,594	645,341	216,063	—	1,771,998
Investment in unconsolidated joint ventures	—	7,132	150	—	—	7,282
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	75,751	—	—	—	75,751
Other assets, net	—	15,779	1,089	415	—	17,283
Investments in subsidiaries	697,086	(23,736)	(573,650)	—	(99,700)	—
Intercompany receivables	—	—	252,860	—	(252,860)	—
Total assets	$697,086	$1,039,007	$388,758	$225,860	$(352,560)	$1,998,151
LIABILITIES AND EQUITY
Accounts payable	$—	$52,380	$16,416	$5,486	$—	$74,282
Accrued expenses	—	75,058	4,634	98	—	79,790
Notes payable	—	50,713	2,979	102,076	—	155,768
Subordinated amortizing notes	—	7,225	—	—	—	7,225
5 3/4% Senior Notes	—	148,826	—	—	—	148,826
8 1/2% Senior Notes	—	422,817	—	—	—	422,817
7% Senior Notes	—	346,014	—	—	—	346,014
Intercompany payables	—	177,267	—	75,593	(252,860)	—
Total liabilities	—	1,280,300	24,029	183,253	(252,860)	1,234,722
Equity
William Lyon Homes stockholders’ equity (deficit)	697,086	(241,291)	364,727	(23,736)	(99,700)	697,086
Noncontrolling interests	—	—	—	66,343	—	66,343
Total liabilities and equity	$697,086	$1,039,009	$388,756	$225,860	$(352,560)	$1,998,151

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$122,128	$119,623	$17,103	$—	$258,854
Construction services	—	—	—	—	—	—
Management fees	—	(513)	—	—	513	—
	—	121,615	119,623	17,103	513	258,854
Operating costs
Cost of sales	—	(99,395)	(103,461)	(15,086)	(513)	(218,455)
Construction services	—	—	—	—	—	—
Sales and marketing	—	(6,523)	(6,931)	(1,251)	—	(14,705)
General and administrative	—	(14,516)	(4,429)	(1)	—	(18,946)
Other	—	(531)	91	—	—	(440)
	—	(120,965)	(114,730)	(16,338)	(513)	(252,546)
(Loss) income from subsidiaries	(10,000)	(239)	—	—	10,239	—
Operating (loss) income	(10,000)	411	4,893	765	10,239	6,308
Equity in income from unconsolidated joint ventures	—	44	205	—	—	249
Other income (expense), net	—	645	—	(300)	—	345
(Loss) income before extinguishment of debt	(10,000)	1,100	5,098	465	10,239	6,902
Loss on extinguishment of debt	—	(21,828)	—	—	—	(21,828)
(Loss) income before benefit from income taxes	(10,000)	(20,728)	5,098	465	10,239	(14,926)
Provision for income taxes	—	5,630	—	—	—	5,630
Net (loss) income	(10,000)	(15,098)	5,098	465	10,239	(9,296)
Less: Net income attributable to noncontrolling interests	—	—	—	(704)	—	(704)
Net (loss) income available to common stockholders	$(10,000)	$(15,098)	$5,098	$(239)	$10,239	$(10,000)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$100,824	$137,800	$22,671	$—	$261,295
Construction services	—	3,130	—	—	—	3,130
Management fees	—	(680)	—	—	680	—
	—	103,274	137,800	22,671	680	264,425
Operating costs
Cost of sales	—	(78,879)	(115,560)	(20,052)	(680)	(215,171)
Construction services	—	(2,824)	—	—	—	(2,824)
Sales and marketing	—	(5,950)	(7,625)	(1,418)	—	(14,993)
General and administrative	—	(14,006)	(3,828)	—	—	(17,834)
Other	—	(369)	46	—	—	(323)
	—	(102,028)	(126,967)	(21,470)	(680)	(251,145)
Income from subsidiaries	9,014	2,237	—	—	(11,251)	—
Operating income (loss)	9,014	3,483	10,833	1,201	(11,251)	13,280
Equity in income from unconsolidated joint ventures	—	1,002	179	—	—	1,181
Other income (expense), net	—	773	(9)	(239)	—	525
Income (loss) before provision for income taxes	9,014	5,258	11,003	962	(11,251)	14,986
Provision for income taxes	—	(5,045)	—	—	—	(5,045)
Net income (loss)	9,014	213	11,003	962	(11,251)	9,941
Less: Net income attributable to noncontrolling interests	—	—	—	(927)	—	(927)
Net income (loss) available to common stockholders	$9,014	$213	$11,003	$35	$(11,251)	$9,014

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(296)	$(52,448)	$18,589	$(7,522)	$296	$(41,381)
Investing activities
Purchases of property and equipment	—	(2)	—	—	—	(2)
Investments in subsidiaries	—	(333)	(18,452)	—	18,785	—
Net cash (used in) provided by investing activities	—	(335)	(18,452)	—	18,785	(2)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	25,350	—	25,350
Principal payments on notes payable	—	—	—	(20,780)	—	(20,780)
Redemption premium of 8.5% Senior Notes	—	(19,645)	—	—	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)	—	—	—	(425,000)
Proceeds from issuance of 5.875% Senior Notes	—	446,468	—	—	—	446,468
Proceeds from borrowings on Revolver	—	105,000	—	—	—	105,000
Payments on Revolver	—	(77,000)	—	—	—	(77,000)
Principal payments on subordinated amortizing notes	—	(1,869)	—	—	—	(1,869)
Payment of deferred loan costs	—	(6,840)	—	—	—	(6,840)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(1,380)	—	—	—	(1,380)
Cash received for lease transaction	—	19,848	—	—	—	19,848
Noncontrolling interest contributions	—	—	—	1,467	—	1,467
Noncontrolling interest distributions	—	—	—	(7,340)	—	(7,340)
Advances to affiliates	—	—	2,845	487	(3,332)	—
Intercompany receivables/payables	296	11,942	(2,824)	6,335	(15,749)	—
Net cash provided by (used in) financing activities	296	51,524	21	5,519	(19,081)	38,279
Net (decrease) increase in cash and cash equivalents	—	(1,259)	158	(2,003)	—	(3,104)
Cash and cash equivalents - beginning of period	—	36,204	272	6,136	—	42,612
Cash and cash equivalents - end of period	$—	$34,945	$430	$4,133	$—	$39,508

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(422)	$41,317	$(32,162)	$(68,691)	$422	$(59,536)
Investing activities
Collection of related party note receivable	—	6,188	—	—	—	6,188
Purchases of property and equipment	—	(548)	25	(3)	—	(526)
Investments in subsidiaries	—	(6,427)	36,370	—	(29,943)	—
Net cash (used in) provided by investing activities	—	(787)	36,395	(3)	(29,943)	5,662
Financing activities
Proceeds from borrowings on notes payable	—	57	—	53,105	—	53,162
Principal payments on notes payable	—	(2,771)	—	(23,755)	—	(26,526)
Proceeds from borrowings on Revolver	—	55,000	—	—	—	55,000
Payments on revolver	—	(71,000)	—	—	—	(71,000)
Principal payments on subordinated amortizing notes	—	(1,676)	—	—	—	(1,676)
Payment of deferred loan costs	—	(197)	—	—	—	(197)
Shares remitted to or withheld by Company for employee tax withholding	—	(844)	—	—	—	(844)
Excess income tax benefit from stock based awards	—	(226)	—	—	—	(226)
Noncontrolling interest contributions	—	—	—	33,241	—	33,241
Noncontrolling interest distributions	—	—	—	(1,465)	—	(1,465)
Advances to affiliates	—	—	(4,483)	8,629	(4,146)	—
Intercompany receivables/payables	422	(33,027)	(2,279)	1,217	33,667	—
Net cash provided by (used in) financing activities	422	(54,684)	(6,762)	70,972	29,521	39,469
Net (decrease) increase in cash and cash equivalents	—	(14,154)	(2,529)	2,278	—	(14,405)
Cash and cash equivalents - beginning of period	—	44,332	2,723	3,148	—	50,203
Cash and cash equivalents - end of period	$—	$30,178	$194	$5,426	$—	$35,798

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2017 and December 31, 2016, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes payable—The carrying amount is a reasonable estimate of fair value of the notes payable because market rates are unchanged since inception and/or the outstanding balance at quarter end is expected to be repaid within one year.

•	Subordinated amortizing notes—The Subordinated amortizing notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	5 3/4% Senior Notes due April 15, 2019 —The 5 3/4% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	8 1/2% Senior Notes due November 15, 2020 —The 8 1/2% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	7% Senior Notes due August 15, 2022 —The 7% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	5 7/8 Senior Notes due January 31, 2025 —The 5 7/8% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$186,277	$186,277	$155,768	$155,768
Subordinated amortizing notes	$5,356	$5,450	$7,225	$7,478
5 3/4% Senior Notes due 2019	$148,962	$151,500	$148,826	$151,125
8 1/2% Senior Notes due 2020	—	$—	$422,817	$444,125
7% Senior Notes due 2022	$346,200	$362,250	$346,014	$363,125
5 7/8% Senior Notes due 2025	$438,698	$451,125	$—	$—
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

Note 8—Related Party Transactions

In August 2016 the Company acquired certain lots within a master planned community located in Aurora, Colorado, for an overall purchase price of approximately $9.3 million, from an entity managed by an affiliate of Paulson & Co., Inc. (“Paulson”). WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, holds over 5% of Parent’s outstanding Class A common stock. A portion of the acquisition price for the lots was paid in the form of a seller note with a principal amount of approximately $3.0 million. The Company believes that the transaction, including the terms of the seller note, was on terms no less favorable than it would have agreed to with unrelated parties.

Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was (37.7)% and 33.7% for the three months ended March 31, 2017 and 2016, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests and the domestic production activities deduction.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2017, the Company had no valuation allowance recorded.
At March 31, 2017, the Company had no remaining federal net operating loss carryforwards and $56.2 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of March 31, 2017, the Company had unused federal and state built-in losses of $52.1 million and $7.5 million, respectively. The five year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at March 31, 2017, which have an indefinite life.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2013 through 2016 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2009 through 2016 and forward.
Note 10—(Loss) Income Per Common Share
Basic and diluted (loss) income per common share for the three months ended March 31, 2017 and 2016 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Basic weighted average number of common shares outstanding	36,908,320	36,651,846
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	—	757,085
Tangible equity units	—	894,930
Diluted average shares outstanding	36,908,320	38,303,861
Net (loss) income available to common stockholders	$(10,000)	$9,014
Basic (loss) income per common share	$(0.27)	$0.25
Dilutive (loss) income per common share	$(0.27)	$0.24
Antidilutive securities not included in the calculation of diluted (loss) income per common share (weighted average):
Stock options, unvested common shares, and warrants	825,038	—
Tangible equity units	463,635	—
Unvested stock options	240,000	240,000
Warrants	1,907,551	1,907,551

Diluted loss per share for the three months ended March 31, 2017 is the same as basic loss per share as there is a net loss in the period and inclusion of potentially issuable shares is anti-dilutive. Therefore, the weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the above anti-dilutive shares.

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
During the three months ended March 31, 2017, the Company granted 252,011 shares of time-based restricted stock and 553,909 shares of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three months ended March 31, 2017 and 2016 of $1.7 million and $1.5 million, respectively.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the three months ended March 31, 2017, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2017 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2018, 2019 and 2020, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of March 31, 2017, management determined that the currently available data was not sufficient to support that the achievement of the performance targets is probable, and as such, no compensation expense has been recognized for these awards to date.

Time-Based Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees and non-employee directors during the three months ended March 31, 2017, representing 252,011 shares of restricted stock, 172,857 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2018, 2019 and 2020, 43,879 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2018 and 2019, in each case subject to each grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee directors of the Company during the three months ended March 31, 2017, representing 35,275 shares of restricted stock, the awards vest in equal quarterly installments on each of June 1, 2017, September 1, 2017, December 1, 2017 and March 1, 2018, subject to each grantee’s continued service on the board through each vesting date.

Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of March 31, 2017, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
We have non-cancelable operating leases primarily associated with our office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $1.0 million and $1.0 million, respectively, in the three months ended March 31, 2017 and 2016, and is included in general and administrative expense in our consolidated statements of operations for the respective periods. The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2017 (in thousands).

Year Ending December 31,
2017	$4,363
2018	5,765
2019	3,428
2020	2,515
2021	2,411
Thereafter	1,940
Total	$20,421
The Company had outstanding performance and surety bonds of $204.9 million at March 31, 2017, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of March 31, 2017, the Company had $196.4 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of March 31, 2017, the Company has made non-refundable deposits of $55.1 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $405.9 million as of March 31, 2017.
Note 13—Subsequent Events

No events have occurred subsequent to March 31, 2017, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 99,000 homes. For the three months ended March 31, 2017 (the "2017 period"), the Company had revenues from homes sales of $258.9 million, a 1% decrease from $261.3 million for the three months ended March 31, 2016 (the "2016 period"), which includes results from all reportable operating segments. The Company had net new home orders of 865 homes in the 2017 period, a 26% increase from 689 in the 2016 period, while the average sales price ("ASP") for homes closed increased 8% to $518,700 in the 2017 period from $481,200 in the 2016 period.
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
Results of Operations
In the three months ended March 31, 2017, the Company delivered 499 homes, with an ASP of approximately $518,700, and recognized home sales revenue of $258.9 million. The Company incurred net loss attributable to common shareholders of $10.0 million for the three months ended March 31, 2017, and loss per share of $0.27. The loss is driven by loss from extinguishment of debt of $21.8 million from the refinance of Senior Notes during the period. The Company continues to see positive trends in orders, price appreciation in certain projects, and our average sales price of homes in backlog is approximately $577,100 as of March 31, 2017, which is 11% higher than the average sales price of homes closed for the three months ended March 31, 2017 of $518,700.
As of March 31, 2017, the Company was selling homes in 86 communities, and our average community count for the three month period then ended was 82 locations. We had a consolidated backlog of 1,099 homes sold but not closed, with an associated sales value of $634.2 million, representing a 24% increase in units, and a 34% increase in dollar value, as compared to the backlog at March 31, 2016.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 15.6% and 21.1%, respectively, for the three months ended March 31, 2017, as compared to 17.7% and 24.7%, respectively, for the three months ended March 31, 2016.
Comparisons of the Three Months Ended March 31, 2017 to March 31, 2016
Revenues from homes sales decreased 1% to $258.9 million during the three months ended March 31, 2017, compared to $261.3 million during the three months ended March 31, 2016. The decrease in revenue is primarily due to the decrease in the number of homes closed during the 2017 period, leading to a 24% increase in units in backlog. The decrease in revenue was largely offset by an 8% increase in average sales price. The number of net new home orders for the three months ended March 31, 2017 increased 26% to 865 homes from 689 homes for the three months ended March 31, 2016.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Number of Net New Home Orders
California	265	162	103	64%
Arizona	128	108	20	19%
Nevada	77	66	11	17%
Colorado	61	78	(17)	(22)%
Washington	152	84	68	81%
Oregon	182	191	(9)	(5)%
Total	865	689	176	26%

The 26% increase in net new homes orders is driven by a 19% increase in average number of sales locations to 82 average locations in 2017, compared to 69 in the 2016 period, and by an increase in monthly absorption to 3.5 sales per month from 3.3, in addition to the opening of 13 new communities, with openings in all reporting segments except Arizona.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	%
Cancellation Rates
California	15%	20%	(5)%
Arizona	13%	9%	4%
Nevada	11%	20%	(9)%
Colorado	9%	11%	(2)%
Washington	10%	10%	—%
Oregon	13%	10%	3%
Overall	12%	14%	(2)%
Cancellation rates during the 2017 period decreased to 12% from 14% during the 2016 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Average Number of Sales Locations
California	24	18	6	33%
Arizona	9	8	1	13%
Nevada	11	12	(1)	(8)%
Colorado	11	10	1	10%
Washington	7	6	1	17%
Oregon	20	15	5	33%
Total	82	69	13	19%

The average number of sales locations for the Company increased to 82 locations for the three months ended March 31, 2017 compared to 69 for the three months ended March 31, 2016, driven by the opening of new communities in California, Nevada, Colorado, Washington and Oregon during 2017, as the Company continues to convert its land supply into home sites. During the period, the Company opened 13 communities, while closing out 8.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
Quarterly Absorption Rates
California	11.0	9.0	2.0
Arizona	14.2	13.5	0.7
Nevada	7.0	5.5	1.5
Colorado	5.5	7.8	(2.3)
Washington	21.7	14.0	7.7
Oregon	9.1	12.7	(3.6)
Overall	10.5	10.0	0.5
The Company's consolidated quarterly absorption rate, representing number of net new home orders divided by average sales locations for the period, increased slightly for the three months ended March 31, 2017 to 10.5 sales per project from 10.0 in the 2016 period.

	March 31,		Increase (Decrease)
	2017	2016	Amount	%
Backlog (units)
California	368	214	154	72%
Arizona	238	235	3	1%
Nevada	88	119	(31)	(26)%
Colorado	98	103	(5)	(5)%
Washington	134	60	74	123%
Oregon	173	154	19	12%
Total	1,099	885	214	24%
The Company’s backlog at March 31, 2017 increased 24% to 1,099 units from 885 units at March 31, 2016. The increase is primarily attributable to an increase in net new home orders to 865 in the current period from 689 in the prior year, in addition to a lower backlog conversion rate of 68% in current period compared to 74% in the prior period.

	March 31,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$296,406	$166,193	$130,213	78%
Arizona	71,258	62,169	9,089	15%
Nevada	64,865	86,863	(21,998)	(25)%
Colorado	51,679	53,011	(1,332)	(3)%
Washington	80,619	35,492	45,127	127%
Oregon	69,413	67,969	1,444	2%
Total	$634,240	$471,697	$162,543	34%
The dollar amount of backlog of homes sold but not closed as of March 31, 2017 was $634.2 million, up 34% from $471.7 million as of March 31, 2016. The increase primarily reflects an increase in net new orders as described above, coupled with an 8% increase in the ASP of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog increased 78% to $296.4 million as of March 31, 2017 from $166.2 million as of March 31, 2016, which is primarily attributable to a 72% increase in units in backlog, coupled with a 4% increase in average sales price of homes in backlog to $805,500 as of March 31, 2017, from $776,600 as of March 31, 2016. In addition, the number of net new home orders for the 2017 period increased 64% to 265 homes from 162 homes for the 2016 period.
In Arizona, the dollar amount of backlog increased 15% to $71.3 million as of March 31, 2017 from $62.2 million as of March 31, 2016, which is primarily attributable to a 13% increase in the ASP of homes in backlog when compared with the prior period, in addition to a 1% increase in the number of homes in backlog, to 238 at March 31, 2017, from 235 at March 31, 2016. Further, the number of net new home orders for the 2017 period increased 19% to 128 homes from 108 homes for the 2016 period.
In Nevada, the dollar amount of backlog decreased 25% to $64.9 million as of March 31, 2017 from $86.9 million as of March 31, 2016, attributable to a 26% decrease in units in backlog, to 88 as of March 31, 2017 from 119 as of March 31, 2016, partially offset by a 1% increase in average sales price of homes in backlog to $737,100 as of March 31, 2017, from $729,900 as of March 31, 2016.
In Colorado, the dollar amount of backlog decreased 3% to $51.7 million as of March 31, 2017 from $53.0 million as of March 31, 2016, which is attributable to a 5% decrease in the number of units in backlog, to 98 units as of March 31, 2017, from 103 units as of March 31, 2016, partially offset by a 2% increase of the ASP of homes in backlog to $527,300 as of March 31, 2017 from $514,700 as of March 31, 2016.
In Washington, the dollar amount of backlog increased 127% to $80.6 million as of March 31, 2017 from $35.5 million as of March 31, 2016, which is attributable to a 123% increase in the number of units in backlog, to 134 units as of March 31, 2017, from 60 units as of March 31, 2016, coupled with a 2% increase in the ASP of homes in backlog to $601,600 as of March 31, 2017 from $591,500 as of March 31, 2016. In addition, the number of net new home orders for the 2017 period increased 81% to 152 homes from 84 homes for the 2016 period.
In Oregon, the dollar amount of backlog increased 2% to $69.4 million as of March 31, 2017 from $68.0 million as of March 31, 2016, which is primarily attributable to a 12% increase in the number of units in backlog, to 173 units as of March 31, 2017, from 154 units as of March 31, 2016, partially offset by a 9% decrease in the ASP of homes in backlog to $401,200 in the 2017 period from $441,400 in the 2016 period.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Number of Homes Closed
California	121	142	(21)	(15)%
Arizona	94	82	12	15%
Nevada	48	62	(14)	(23)%
Colorado	38	53	(15)	(28)%
Washington	70	68	2	3%
Oregon	128	136	(8)	(6)%
Total	499	543	(44)	(8)%

During the three months ended March 31, 2017, the number of homes closed decreased 8% to 499 from 543 in the 2016 period. The decrease was primarily attributable to the California, Nevada, Colorado and Oregon reporting segments, which led to a 24% increase in units in backlog when compared with the 2016 period, due to a lower backlog conversion rate of 68% in current period compared to 74% in the prior period. These decreases were partially offset by increases in the Arizona and Washington reporting segments.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$81,967	$92,754	$(10,787)	(12)%
Arizona	26,716	21,047	5,669	27%
Nevada	30,548	30,741	(193)	(1)%
Colorado	21,330	26,393	(5,063)	(19)%
Washington	43,474	32,901	10,573	32%
Oregon	54,819	57,459	(2,640)	(5)%
Total	$258,854	$261,295	$(2,441)	(1)%
The 1% decrease in homebuilding revenue is driven by the 8% decrease in homes closed discussed above, partially offset by the 8% increase in the average sales price of homes closed between the 2017 and 2016 periods.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Average Sales Price of Homes Closed
California	$677,400	$653,200	$24,200	4%
Arizona	284,200	256,700	27,500	11%
Nevada	636,400	495,800	140,600	28%
Colorado	561,300	498,000	63,300	13%
Washington	621,100	483,800	137,300	28%
Oregon	428,300	422,500	5,800	1%
Company Average	$518,700	$481,200	$37,500	8%

The average sales price of homes closed during the 2017 period increased 8% due to an increase in the average sales price of homes closed in all reporting segments, primarily driven by product mix.

Gross Margin
Homebuilding gross margins decreased to 15.6% for the three months ended March 31, 2017 from 17.7% in the 2016 period, primarily driven by product and geographic mix for home deliveries, as well as rising labor and land costs.
For the comparison of the three months ended March 31, 2017 and the three months ended March 31, 2016, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 21.1% for the 2017 period compared to 24.7% for the 2016 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with a decrease in the impact of purchase accounting.
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

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Home sales revenue	$258,854	$261,295
Cost of home sales	218,455	215,171
Homebuilding gross margin	40,399	46,124
Homebuilding gross margin percentage	15.6%	17.7%
Add: Interest in cost of sales	11,608	11,747
Add: Purchase accounting adjustments	2,501	6,593
Adjusted homebuilding gross margin	$54,508	$64,464
Adjusted homebuilding gross margin percentage	21.1%	24.7%
Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $3.1 million for the three months ended March 31, 2016. The revenue was attributable to one project in Northern California, which has closed out. During the 2016 period, the Company finalized significant construction services projects.
Sales and Marketing, General and Administrative

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
	(dollars in thousands)
Sales and Marketing	$14,705	$14,993	5.7%	5.7%
General and Administrative	18,946	17,834	7.3%	6.8%
Total Sales and Marketing & General and Administrative	$33,651	$32,827	13.0%	12.5%
Sales and marketing expense as a percentage of home sales revenue remained consistent at 5.7% in the 2017 period compared to 5.7% in the 2016 period. General and administrative expense as a percentage of home sales revenues increased to 7.3% in the 2017 period compared to 6.8% in the 2016 period, due to a slight increase in overhead costs as a percentage of homebuilding revenue.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased to $0.2 million for the three months ended March 31, 2017 from $1.2 million during the 2016 period as a result of increased overhead costs incurred.
Other Items
Interest activity for the three months ended March 31, 2017 and March 31, 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest incurred	$19,424	$20,261
Less: Interest capitalized	19,424	20,261
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$19,036	$14,911
The decrease in interest incurred for the three months ended March 31, 2017, compared to the interest incurred for the three months ended March 31, 2016, reflects the impact of the effective refinancing transaction on January 31, 2017, in which the Company completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 and concurrent retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425.0 million of previously outstanding 8.5% Notes are now retired and extinguished. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the three months ended March 31, 2017, the Company had a land parcel sale to a third party that did not result in any gain or loss.
Benefit from (Provision for) Income Taxes
During the three months ended March 31, 2017, the Company recorded a benefit from income taxes of $5.6 million, for an effective tax rate of (37.7)%. During the three months ended March 31, 2016, the Company recorded a provision for income taxes of $5.0 million for an effective tax rate of 33.7%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $0.7 million during the 2017 period, compared to $0.9 million during the 2016 period.
Net (Loss) Income Available to Common Stockholders
As a result of the foregoing factors, as well as the $14.1 million loss on debt extinguishment, net of tax, net loss available to common stockholders for the three months ended March 31, 2017 was $10.0 million, while net income available to common stockholders for the three months ended March 31, 2016 was $9.0 million.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	March 31,		Increase (Decrease)
	2017	2016	Amount	%
Lots Owned
California	1,492	1,653	(161)	(10)%
Arizona	4,838	5,122	(284)	(6)%
Nevada	2,985	3,319	(334)	(10)%
Colorado	1,442	745	697	94%
Washington	1,225	1,570	(345)	(22)%
Oregon	1,422	1,142	280	25%
Total	13,404	13,551	(147)	(1)%
Lots Controlled (1)
California	1,084	1,317	(233)	(18)%
Arizona	—	—	—	—%
Nevada	38	64	(26)	(41)%
Colorado	77	822	(745)	(91)%
Washington	1,108	361	747	207%
Oregon	1,929	1,920	9	—%
Total	4,236	4,484	(248)	(6)%
Total Lots Owned and Controlled	17,640	18,035	(395)	(2)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has decreased to 17,640 lots owned and controlled at March 31, 2017 from 18,035 lots at March 31, 2016.

Financial Condition and Liquidity
The U.S. housing market has continued to improve from the cyclical low points of the early years of the last real estate cycle. Strong housing markets have been associated with a healthy domestic economy and positive demographic trends, including employment and population growth. The Company has experienced a strong spring selling season to begin the year, with orders up 26%, demonstrating strong growth over 2016, against a backdrop of longer cycle times, weather challenges, and geo-political changes.
The Company benefits from a sizable and well-located lot supply, and as of March 31, 2017, the Company owned 13,404 lots, all of which are entitled, and had options to purchase an additional 4,236 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. The Company has continued to experience increased cycle times in a number of its operating segments in the start of 2017, and weather delays, availability of qualified trades with the associated delays and cost increases are challenges faced by the Company and the entire homebuilding industry during 2016 and into 2017. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of Polygon Northwest Homes during 2014.
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the three months ended March 31, 2017, the Company delivered 499 homes, and recognized home sales revenue of $258.9 million. During the three months ended March 31, 2017, the Company used cash in operations of $41.4 million, which included investment in land acquisitions of $73.7 million, for net cash generated by operations of $32.3 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of March 31, 2017 and December 31, 2016, the amortizing notes had an unamortized carrying value of $5.4 million and $7.2 million, respectively.
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
As of March 31, 2017, the outstanding principal amount of the 5.75% Notes was $150.0 million, excluding deferred loan costs of $1.0 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Notes and $450 million in aggregate principal amount of 5.875% Senior Notes due 2020, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

During the three months ended March 31, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2025, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of March 31, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the three months ended March 31, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.

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
As of March 31, 2017, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.8 million and deferred loan costs of $4.6 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019, as described above, and $450 million in aggregate principal amount of 5.875% Senior Notes due 2020, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of March 31, 2017.
As of March 31, 2017, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.5 million and deferred loan costs of $7.8 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 7.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2017.

Revolving Lines of Credit
On July 1, 2016, California Lyon and Parent entered into an amendment and restatement agreement, pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (the “Second Amended Facility”). The Second Amended

Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019 is equal to or greater than the sum of (a) 50% of the Consolidated EBITDA (as defined in the Second Amended Facility) of California Lyon, Parent, certain of the Parent’s direct and indirect wholly owned subsidiaries (together with California Lyon and Parent, the “Loan Parties”) and their Restricted Subsidiaries (as defined in the Second Amended Facility) for the four-quarter period ending September 30, 2018, plus (b) the Liquidity (as defined in the Second Amended Facility) of the Loan Parties and their consolidated subsidiaries on the Springing Termination Date. Further, the Second Amended Facility amended the maximum leverage ratio covenant to extend the timing of the gradual step-downs. Specifically, pursuant to the Second Amended Facility, the maximum leverage ratio remained at 65% from June 30, 2016 through and including December 30, 2016, decreased to 62.5% on the last day of the 2016 fiscal year, will remain at 62.5% from December 31, 2016 through and including June 29, 2017, and will further decrease to 60% on the last day of the second quarter of 2017 and remain at 60% thereafter. The Second Amended Facility did not revise any of our other financial covenants thereunder.
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
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of March 31, 2017, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of March 31, 2017 and December 31, 2016, the Company had $57.0 million and $29.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 4.45% and 4.75%, respectively as well as a letter of credit for $8.0 million outstanding at both dates.
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreased to 62.5% effective as of December 31, 2016, and further decreases to 60% effective as of June 30, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms.
In connection with the issuance of the Company’s 5.875% Notes to pay off in full the previously outstanding 8.5% Notes in January 2017, the Company entered into an amendment to the Second Amended Facility effective as of January 2017. The amendment modifies the definition of Tangible Net Worth (as defined therein) for purposes of calculating the Leverage Ratio covenant under the Second Amended Facility, so as to exclude any reduction in Tangible Net Worth that occurs as a result of the costs related to payment of any call premium or any other costs associated with the refinancing transaction and the redemption of outstanding 8.5% Notes.
The Company was in compliance with all covenants under the Second Amended Facility as of March 31, 2017. The following table summarizes these covenants pursuant to the Second Amended Facility, and our compliance with such covenants as of March 31, 2017:

	Covenant Requirements at		Actual at
Financial Covenant	March 31, 2017		March 31, 2017
Minimum Tangible Net Worth	$528.4	million	$688.5	million
Maximum Leverage Ratio	62.5%		61.4%
Interest Coverage Ratio; or (1)	1.50x		2.15x
Minimum Liquidity (1)	$82.4	million	$119.5	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the three months ended March 31, 2017, the Company paid approximately $73.7 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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

Construction Notes Payable

    The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of March 31, 2017 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$19.4		September, 2018	3.89%	(1)
January, 2016	35.0	24.1		February, 2019	4.23%	(2)
November, 2015	42.5	21.0	(6)	November, 2017	5.00%	(1)
August, 2015 (4)	14.2	—	(5)	August, 2017	4.50%	(1)
August, 2015 (4)	37.5	—	(5)	August, 2017	4.75%	(1)
July, 2015	22.5	12.5		July, 2018	4.50%	(3)
April, 2015	18.5	—	(5)	October, 2017	4.50%	(3)
November, 2014	24.0	9.1	(6)	November, 2017	4.50%	(3)
November, 2014	22.0	9.7	(6)	November, 2017	4.50%	(3)
March, 2014	26.0	10.8		April, 2018	3.98%	(1)
	$275.6	$106.6
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%.
(3) Loan bears interest at the prime rate +0.5%.
(4) Loan relates to a project that is wholly-owned by the Company.
(5) The balance on this borrowing was paid in full prior to the maturity date, along with all accrued interest to date.
(6) The Company anticipates paying the borrowings in full upon the maturity date from proceeds from homes closed in each respective project.
The construction notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of March 31, 2017.

Seller Financing
At March 31, 2017, the Company had $22.6 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note of approximately $3.0 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in August 2017. This note was entered into with a related party, which is described in more detail in the financial statements. The second note of $19.6 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018.
Net Debt to Net Capital
The Company’s ratio of net debt to net book capital was 59.2% and 57.6% as of March 31, 2017 and December 31, 2016, respectively. The ratio of net debt to net book capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Notes payable and Senior Notes	$1,125,493	$1,080,650
Total equity	748,556	763,429
Total capital	$1,874,049	$1,844,079
Ratio of debt to total capital	60.1%	58.6%
Notes payable and Senior Notes	$1,125,493	$1,080,650
Less: Cash and cash equivalents	(39,508)	(42,612)
Net debt	1,085,985	1,038,038
Total equity	748,556	763,429
Net capital	$1,834,541	$1,801,467
Ratio of net debt to net capital	59.2%	57.6%
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
Cash Flows—Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
For the three months ended March 31, 2017 and 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to $41.4 million in the 2017 period from $59.5 million in the 2016 period. The change was primarily a result of (i) a net decrease in spending on real estate inventories-owned of $22.6 million in the 2017 period compared to spending of $77.7 million in the 2016 period, (ii) equity of income in unconsolidated joint ventures of $0.2 million in the 2017 period compared to $1.2 million in the 2016 period, offset by (iii) a decrease in accrued expenses of $29.1 million in the 2017 period compared to an increase of $1.3 million in the 2016 period, (iv) a decrease in accounts payable of $1.5 million in the 2017 period compared to an increase of $3.0 million in the 2016 period due to timing of payments, and (v) an increase in escrow proceeds receivable of $1.6 million in the 2017 period compared to a decrease of $0.02 million in the 2016 period.

•
Net cash used in investing activities was $0.002 million in the 2017 period compared to net cash provided by investing activities of $5.7 million in the 2016 period, primarily driven by (i) collections of related party notes of $6.2 million in the 2016 period with no comparable amount in the 2017 period, and (ii) purchases of property and equipment of $0.002 million in the 2017 period, compared to $0.5 million in the 2016 period.

•
Net cash provided by financing activities decreased to $38.3 million in the 2017 period from $39.5 million in the 2016 period. The change was primarily the result of (i) principal payments for the 8.5% Senior Notes for $425.0 million in the 2017 period, in addition to its redemption premium for $19.6 million, for which there is no comparable amount in the 2016 period, (ii) payment of deferred loan costs of $6.8 million in the 2017 period compared to $0.2 million in the 2016 period, and (iii) net noncontrolling interest distributions of $5.9 million in the

2017 period versus net contributions of $31.8 million in the 2016 period, offset by (iv) cash received from a sale leaseback transaction of $19.8 million in the 2017 period for which there is no comparable amount in the 2016 period, (v) proceeds from the issuance of the 5.875% Senior Notes for $446.5 million in the 2017 period for which there is no comparable amount in the 2016 period, (vi) net borrowing of $28.0 million against the revolving line of credit in the 2017 period versus net payments of $16.0 million in the 2016 period, and (vii) net borrowings of notes payable of $4.6 million in the 2017 period, versus net borrowings of $26.6 million in the 2016 period.
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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of March 31, 2017. The section for "Active Projects" includes only projects with lots owned as of March 31, 2017, lots consolidated in accordance with certain accounting principles as of March 31, 2017, or homes either closed or in backlog as of or for the period ended March 31, 2017, and in each case, with an estimated year of first delivery of 2017 or earlier. The section for "Future Owned and Controlled" includes projects with lots owned as of March 31, 2017 but with an estimated year of first delivery of 2018 or later, parcels of undeveloped land held for future sale, and lots controlled as of March 31, 2017, in each case aggregated by county. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2017 (2)	Backlog at March 31, 2017 (3) (4)	Lots Owned as of March 31, 2017 (5)	Homes Closed for the Period Ended March 31, 2017	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Anaheim
Avelina	2017	38	17	19	21	17	$550,000 - 625,000
Buena Park
The Covey (7)	2016	67	29	14	38	5	$ 800,000 - 955,000
Cypress
Mackay Place (7)	2016	47	40	5	7	6	$ 838,000 - 906,000
Dana Point
Grand Monarch	2015	37	14	2	23	1	$ 2,502,000 - 3,029,000
Ladera Ranch

Artisan	2015	14	6	2	8	—	$ 2,550,000 - 3,445,000
Artisan II	2017	15	—	—	7	—	$1,986,000 - 3,091,000
Irvine
The Vine	2016	106	34	20	38	3	$ 498,000 - 620,000
Calistoga	2016	60	19	19	41	4	$1,230,000 - $1,475,000
Celadon - District NoSo (7)	2017	79	—	10	79	—	$710,000 - 810,000
Rancho Mission Viejo
Aurora (7)	2016	94	63	15	31	6	$ 489,000 - 615,000
Vireo (7)	2015	90	61	13	29	1	$ 600,000 - 720,000
Briosa (7)	2016	50	1	6	49	—	$ 935,000 - 1,130,000
Rancho Santa Margarita
Dahlia Court	2016	36	18	4	18	18	$ 510,000 - 630,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	19	6	102	—	$ 1,300,000 - 1,729,000
Lakewood
Canvas	2015	72	72	—	—	1	(8)
Claremont
Meadow Park	2017	95	—	3	95	—	$460,000 - 580,000
Riverside County:
Riverside
SkyRidge	2014	90	22	12	68	—	$ 490,000 - 580,000
TurnLeaf
Crossings	2014	42	25	7	17	6	$ 495,000 - 561,000
Coventry	2015	42	14	5	28	1	$ 538,000 - 575,000
Eastvale
Nexus	2015	220	105	12	115	10	$ 343,000 - 393,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	47	13	30	2	$ 336,000 - 396,000
Citrus Pointe	2015	132	51	6	81	7	$ 359,000 - 414,000
Yucaipa
Cedar Glen	2015	143	139	4	4	6	$ 333,000 - 343,000
Chino
Laurel Lane	2017	70	—	—	70	—	$515,000 - 573,000
Alameda County
Newark
The Cove	2016	108	9	47	36	1	$ 691,000 - 796,000
The Strand	2016	157	11	25	47	3	$ 742,000 - 857,000
The Banks	2016	120	16	41	30	12	$ 860,000 - 945,000
The Tides	2016	75	6	26	36	2	$ 889,000 - 919,000
The Isles	2016	82	8	32	35	5	$ 1,008,000 - 1,088,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Victory II	2014	104	104	—	—	4	(8)
CALIFORNIA TOTAL		2,483	950	368	1,183	121

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2017 (2)	Backlog at March 31, 2017 (3) (4)	Lots Owned as of March 31, 2017 (5)	Homes Closed for the Period Ended March 31, 2017	Estimated Sales Price Range (6)
ARIZONA
Maricopa County:
Queen Creek
Meridian
Harvest	2015	448	157	45	291	23	$ 203,990 - 253,990
Homestead	2015	562	65	24	497	9	$ 239,990 - 324,990
Harmony	2015	415	32	14	383	3	$ 269,990 - 292,990
Horizons	2016	161	13	16	148	4	$ 302,990 - 378,990
Mesa
Lehi Crossing
Settlers Landing	2012	235	213	17	22	12	$ 237,990 - 285,990
Wagon Trail	2013	244	170	51	74	18	$ 255,990 - 331,990
Monument Ridge	2013	248	99	45	149	12	$ 291,990 - 401,990
Albany Village	2016	228	10	19	218	2	$ 192,990 - 250,490
Peoria
Rio Vista	2015	197	186	7	11	11	$ 198,990 - 233,990
ARIZONA TOTAL		2,738	945	238	1,793	94

NEVADA
Clark County:
Las Vegas
Lyon Estates	2014	81	79	1	2	6	$ 408,000 - 532,000
Tuscan Cliffs	2015	76	28	4	48	1	$ 645,000 - 826,000
Brookshire
Estates	2015	35	30	1	5	3	$ 595,000 - 643,000
Heights	2015	98	46	13	52	8	$ 357,000 - 407,000
Las Vegas - Summerlin
Sterling Ridge
Grand	2014	137	85	15	52	3	$ 895,000 - 978,000
Premier	2014	62	62	—	—	2	(8)
Allegra	2016	88	33	5	55	3	$ 509,000 - 546,000
Silver Ridge	2016	83	17	8	28	5	$ 1,282,500 - 1,490,500
Affinity
Moda (7)	2017	192	—	1	192	—	$242,250 - 311,250
Evoke	2017	117	—	4	117	—	$327,000 - 397,000
Savu (7)	2017	96	—	4	96	—	$392,000 - 483,000
Revo (7)	2017	80	—	1	80	—	$442,000 - 480,000
Henderson
Lago Vista	2016	52	3	10	49	—	$ 790,000 - 878,000
The Peaks	2016	88	2	5	86	2	$ 480,000 - 504,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	242	201	12	41	12	$ 173,500 - 206,150
Series II	2014	187	38	4	149	3	$ 232,500 - 321,500
NEVADA TOTAL		1,714	624	88	1,052	48

COLORADO
Arapahoe County
Aurora Southshore
Generations	2014	15	15	—	—	1	(8)
Signature	2015	7	6	1	1	—	$ 538,000 - 591,000
Filing 5	2016	30	2	—	28	—	$ 423,000 - 497,000
Artistry	2016	61	30	9	31	13	$ 434,000 - 495,000
New Signature	2017	30	—	5	30	—	$488,000 - 530,000
Centennial
Greenfield	2016	35	12	14	23	3	$ 465,000 - 520,000
Douglas County
Castle Rock
Cliffside	2014	49	47	—	2	3	$ 518,000 - 596,000
Grand County
Granby
Granby Ranch	2012	44	19	—	25	—	(12)
Jefferson County
Arvada
Candelas II
Generations	2015	90	39	3	51	5	$ 421,000 - 497,000
Tapestry	2015	111	8	7	103	—	$ 460,000 - 541,000
Leydon Rock
Garden	2014	60	36	9	24	1	$ 416,000 - 456,000
Park	2015	74	63	4	11	1	$ 396,000 - 459,000
Larimer County
Fort Collins
Timnath Ranch
Park	2014	92	69	19	23	5	$ 380,000 - 408,000
Sonnet	2014	55	48	2	7	1	$ 398,000 - 470,000
Phase 2 50's	2017	55	—	1	55	—	$ 405,000 - 485,000
Loveland
Lakes at Centerra	2015	66	40	22	26	5	$ 387,000 - 427,000
Boulder County
Flatiron Meadows	2017	98	—	2	21	—	$454,000 - 556,000
COLORADO TOTAL		972	434	98	461	38

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2017 (2)	Backlog at March 31, 2017 (3) (4)	Lots Owned as of March 31, 2017 (5)	Homes Closed for the Period Ended March 31, 2017	Estimated Sales Price Range (6)
WASHINGTON (9)
King County:
Bryant Heights SF	2015	14	14	—	—	2	(8)
Bryant Heights NC	2017	36	—	—	36	—	$614,990 - 919,990
Bryant Heights MF	2016	39	11	9	28	10	$803,990 - 916,990
Highcroft at Sammamish	2016	121	49	27	72	12	$ 889,990 - 1,074,990
Peasley Canyon	2016	153	44	25	70	9	$ 449,990 - 474,900
Ridgeview Townhomes	2016	40	17	18	23	11	$ 449,990 - 554,990
High Point Block 9	2017	52	—	—	52	—	$389,990 - 514,990
High Point Block 34	2017	54	—	16	54	—	$497,990 - 704,990

Crossroads (7)	2017	176	—	—	176	—	$574,990 - 829,990
North Bend Cottages	2017	37	—	—	37	—	$449,990 - 599,990
Snohomish County:
Silverlake Center	2015	100	100	—	—	1	(8)
Riverfront	2016	425	31	39	394	25	$ 279,990 - 469,990
WASHINGTON TOTAL		1,247	266	134	942	70

OREGON (9)
Clackamas County:
Villebois Zion III - Townhomes	2014	40	36	—	4	—	$269,990 - 309,990
Villebois Zion III - Cottage	2014	46	37	—	9	—	$299,990 - 429,990
Villebois Zion III - Alley	2015	51	32	—	19	—	$ 339,990 - 414,990
Villebois V Fasano	2016	93	39	6	54	2	$344,990 - 429,990
Grande Pointe at Villebois Alley	2016	40	17	5	23	6	$459,990 - 483,990
Grande Pointe at Villebois FL	2016	60	17	2	43	5	$529,990 - 599,990
Villebois Lund Cottages	2015	67	36	17	31	—	$ 339,990 - 344,990
Villebois Lund Townhomes	2015	42	28	12	14	—	$ 259,990 - 299,990
Villebois Lund Alley	2016	96	22	9	74	11	$ 349,990 - 464,990
Villebois Village Parcel 80	2016	50	—	22	50	—	$ 259,990 - 309,990
Villebois Village Parcel 83	2016	31	31	—	—	13	(8)
Washington County:
Sequoia Village - Cornelius Pass	2016	157	88	15	69	25	$ 249,990 - 339,990
Twin Creeks	2014	94	94	—	—	2	(8)
Bethany West - Alley	2015	94	87	—	2	1	$ 429,990 - 489,990
Bethany West - Cottage	2015	61	60	—	1	—	$ 389,990 - 429,990
Bethany West - Traditional	2015	82	77	—	2	—	$ 569,990 - 649,990
Bethany West - Townhomes	2017	40	—	—	36	—	$569,990 - 664,990
Bethany West - Weisenfluh	2016	36	36	—	—	5	(8)
Bethany Round 2 - Alley	2016	25	—	10	25	—	$429,990 - 489,990
Bethany Round 2 - Cottage	2016	13	—	10	13	—	$384,990 - 429,990
Bethany Round 2 - Traditional	2016	24	—	8	24	—	$569,990 - 609,990
Bethany Phase 5 (Cottages/Townhomes)	2017	180	—	—	180	—	$319,990 - 549,990
BM1 North West River Terrace - Alley	2017	35	—	1	30	—	$399,990 - 429,990
BM1 North West River Terrace - Med/Std/Lrg	2016	116	4	10	45	4	$464,990 - 594,990
BM1 North West River Terrace - Townhomes	2017	64	—	—	35	—	$269,990 - 294,990
BM2 West River Terrace - Alley	2016	60	60	—	—	26	(8)
BM2 West River Terrace - Med/Std	2016	31	19	7	12	7	$ 474,990 -614,990
BM2 West River Terrace - Townhomes	2016	46	8	32	38	8	$274,990 - 319,990
BM7 Dickson	2016	82	25	7	57	10	$ 549,990 - 779,990
Sunset Ridge	2015	104	104	—	—	3	(8)
OREGON TOTAL		1,960	957	173	890	128

Future Owned and Controlled (by County)				Lots Owned or Controlled as of March 31, 2017 (10)
CALIFORNIA
Orange County				404
San Diego County				63
Riverside County				216
Alameda County				360
Contra Costa County				296
Sonoma County				54
ARIZONA
Maricopa County (11)				3,045
NEVADA
Nye County (11)				1,925
Clark County				46
COLORADO
Larimer County				69
Arapahoe County				218
Boulder County				77
Denver County				694
WASHINGTON
King County				503
Pierce County				814
Snohomish County				74
OREGON
Clackamas County				305
Washington County				2,156
TOTAL FUTURE				11,319

GRAND TOTALS	11,114	4,176	1,099	17,640	499

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

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of March 31, 2017, 1,007 represent homes that are completed or under construction.

(5)	Lots owned as of March 31, 2017 include lots in backlog at March 31, 2017.

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

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Project is completely sold out, therefore the sales price range is not applicable as of March 31, 2017.

(9)
The Company's Washington and Oregon segments were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed are from acquisition date through March 31, 2017.

(10)
Includes projects with lots owned as of March 31, 2017 that are expected to open for sale and have an estimated year of first delivery of 2018 or later, as well as lots controlled as of March 31, 2017, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2017. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

(11)	Represents a parcel of undeveloped land held for future sale. It is unknown when the Company plans to develop homes on this land.

(12)	Project on hold as of March 31, 2017, therefore the sales price range is not applicable.
Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s most critical accounting policies are debtor in possession accounting; fresh start accounting; real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; business combinations; and income taxes. Management believes that there have been no significant changes to these policies during the three months ended March 31, 2017, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at March 31, 2017 of $163.6 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended March 31, 2017 ranged between 3.75% and 4.00%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.6 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of March 31, 2017 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at March 31, 2017
	2017	2018	2019	2020	2021
Fixed rate debt	$8,336	$19,651	$150,000	$—	$—	$800,000	$977,987	$992,956
Interest rate	5.5 - 7.0%	7.0%	5.75%	—	—	5.875 - 7.0%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2017. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of March 31, 2017, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of March 31, 2017, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS” included elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased from certain employees of the Company during the three month period ended March 31, 2017. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended March 31, 2017.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
January 31, 2017	—	N/A
February 28, 2017	—	N/A
March 31, 2017	74,059	$19.38
Total	74,059
On February 17, 2017, the Board of Directors of the Company approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $50 million of its Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. As of March 31, 2017, no shares have been repurchased under this program. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time.

Except as set forth above, the Company did not repurchase any of its equity securities during the three month period ended March 31, 2017.

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

10.2	Form of 5.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed January 31, 2017)

10.3
Third Supplemental Indenture, dated January 31, 2017, among California Lyon, Parent, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed January 31, 2017)

10.4
Amendment No. 1 dated as of January 27, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K filed March 9, 2017)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: May 10, 2017	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

10.1
Indenture dated January 31, 2017, among California Lyon, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed January 31, 2017)

10.2	Form of 5.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed January 31, 2017)

10.3
Third Supplemental Indenture, dated January 31, 2017, among California Lyon, Parent, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed January 31, 2017)

10.4
Amendment No. 1 dated as of January 27, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K filed March 9, 2017)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

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