Form 10-Q
period 2017-06-30
WILLIAM LYON HOMES
filed 2017-08-08
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 4, 2017
Common stock, Class A, par value $0.01	28,132,743
Common stock, Class B, par value $0.01	3,813,884

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: adverse weather conditions; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; the availability and timing of mortgage financing; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; potential changes to the tax code; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; defects in manufactured products or other homebuilding materials; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations and compliance therewith; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	June 30, 2017	December 31, 2016
	(unaudited)	(as adjusted, refer to Note 1)
ASSETS
Cash and cash equivalents — Note 1	$32,573	$42,612
Receivables	8,332	9,538
Escrow proceeds receivable	39	85
Real estate inventories — Note 5	1,863,092	1,771,998
Investment in unconsolidated joint ventures — Note 3	8,206	7,282
Goodwill	66,902	66,902
Intangibles, net of accumulated amortization of $4,640 as of June 30, 2017 and December 31, 2016	6,700	6,700
Deferred income taxes	75,280	75,751
Lease right-of-use assets	15,632	12,605
Other assets, net	18,865	17,283
Total assets	$2,095,621	$2,010,756
LIABILITIES AND EQUITY
Accounts payable	$78,792	$74,282
Accrued expenses	81,657	92,395
Notes payable — Note 6:
Joint venture notes payable	98,411	102,076
Seller financing	20,055	24,692
Revolving credit facility	65,000	29,000
Subordinated amortizing notes due December 1, 2017— Note 6	3,488	7,225
5 3/4% Senior Notes due April 15, 2019 — Note 6	149,089	148,826
8 1/2% Senior Notes due November 15, 2020 — Note 6	—	422,817
7% Senior Notes due August 15, 2022 — Note 6	346,385	346,014
5 7/8% Senior Notes due January 31, 2025 — Note 6	438,893	—
	1,281,770	1,247,327
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 29,290,550 and 28,909,781 shares issued, 28,132,743 and 27,907,724 shares outstanding at June 30, 2017 and December 31, 2016, respectively	290	290
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at June 30, 2017 and December 31, 2016	38	38
Additional paid-in capital	420,934	419,099
Retained earnings	286,613	277,659
Total William Lyon Homes stockholders’ equity	707,875	697,086
Noncontrolling interests — Note 2	105,976	66,343
Total equity	813,851	763,429
Total liabilities and equity	$2,095,621	$2,010,756
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Operating revenue
Home sales	$422,633	$325,059	$681,487	$586,354
Construction services — Note 1	59	594	59	3,724
	422,692	325,653	681,546	590,078
Operating costs
Cost of sales — homes	(353,057)	(268,638)	(571,512)	(483,809)
Construction services — Note 1	(6)	(548)	(6)	(3,372)
Sales and marketing	(21,284)	(18,112)	(35,989)	(33,105)
General and administrative	(19,550)	(16,685)	(38,496)	(34,519)
Other	(560)	(487)	(1,000)	(810)
	(394,457)	(304,470)	(647,003)	(555,615)
Operating income	28,235	21,183	34,543	34,463
Equity in income of unconsolidated joint ventures	1,213	1,194	1,462	2,375
Other income, net	8	228	353	753
Income before extinguishment of debt	29,456	22,605	36,358	37,591
Loss on extinguishment of debt	—	—	(21,828)	—
Income before provision for income taxes	29,456	22,605	14,530	37,591
Provision for income taxes — Note 9	(9,205)	(7,519)	(3,575)	(12,564)
Net income	20,251	15,086	10,955	25,027
Less: Net income attributable to noncontrolling interests	(1,297)	(525)	(2,001)	(1,452)
Net income available to common stockholders	$18,954	$14,561	$8,954	$23,575
Income per common share:
Basic	$0.51	$0.40	$0.24	$0.64
Diluted	$0.49	$0.38	$0.23	$0.62
Weighted average common shares outstanding:
Basic	37,051,967	36,786,268	36,980,540	36,719,057
Diluted	38,298,624	38,356,722	38,231,201	38,302,047
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2016	32,724	$328	$419,099	$277,659	$66,343	$763,429
Net income	—	—	—	8,954	2,001	10,955
Cash contributions from members of consolidated entities	—	—	—	—	51,291	51,291
Cash distributions to members of consolidated entities	—	—	—	—	(13,659)	(13,659)
Shares remitted to Company to satisfy employee tax obligations	(74)	—	(1,380)	—	—	(1,380)
Stock based compensation expense	455	—	3,215	—	—	3,215
Balance - June 30, 2017	33,105	$328	$420,934	$286,613	$105,976	$813,851
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Operating activities
Net income	$10,955	$25,027
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	891	1,005
Net change in deferred income taxes	471	(120)
Stock based compensation expense	3,215	2,561
Equity in earnings of unconsolidated joint ventures	(1,462)	(2,375)
Distributions from unconsolidated joint ventures	702	617
Loss on extinguishment of debt	21,828	—
Net changes in operating assets and liabilities:
Restricted cash	—	504
Receivables	1,042	1,817
Escrow proceeds receivable	46	740
Real estate inventories	(92,306)	(123,186)
Other assets	(2,939)	1,870
Accounts payable	4,510	13,212
Accrued expenses	(13,765)	3,423
Net cash used in operating activities	(66,812)	(74,905)
Investing activities
Collection of related party note receivable	—	6,188
Purchases of property and equipment	(234)	(619)
Net cash (used in) provided by investing activities	(234)	5,569
Financing activities
Proceeds from borrowings on notes payable	49,478	82,869
Principal payments on notes payable	(53,143)	(42,099)
Redemption premium of 8.5% Senior Notes	(19,645)	—
Principal payments of 8.5% Senior Notes	(425,000)	—
Proceeds from issuance of 5.875% Senior Notes	446,468	—
Proceeds from borrowings on Revolver	190,000	120,000
Payments on Revolver	(154,000)	(126,000)
Principal payments on subordinated amortizing notes	(3,737)	(3,374)
Payment of deferred loan costs	(9,666)	(214)
Shares remitted to, or withheld by the Company for employee tax withholding	(1,380)	(844)
Excess income tax benefit from stock based awards	—	(178)
Noncontrolling interest contributions	51,291	33,963
Noncontrolling interest distributions	(13,659)	(5,226)
Net cash provided by financing activities	57,007	58,897
Net decrease in cash and cash equivalents	(10,039)	(10,439)
Cash and cash equivalents — beginning of period	42,612	50,203
Cash and cash equivalents — end of period	$32,573	$39,764
Supplemental disclosures:
Cash paid during the period for income taxes	$16,930	$2,210
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,058	$613
Issuance of note payable related to land acquisition	$—	$29,439
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2017 and December 31, 2016 and revenues and expenses for the three and six month periods ended June 30, 2017 and 2016. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
The condensed consolidated financial statements were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements as of and for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. Also, refer to the discussion under Change in Accounting Principle below regarding the adoption of the new standard for leases.
Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the six months ended June 30, 2017, the Company had a land parcel sale to a third party that did not result in any gain or loss.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the six months ended June 30, 2017 and 2016, are as follows (in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Warranty liability, beginning of period	$14,173	$18,117
Warranty provision during period	3,954	3,288
Warranty payments during period	(6,006)	(6,140)
Warranty charges related to construction services projects	85	128
Warranty liability, end of period	$12,206	$15,393
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Interest activity for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest incurred	$18,822	$20,558	$38,246	$40,819
Less: Interest capitalized	18,822	20,558	38,246	40,819
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$8,122	$24,767	$27,158	$39,678
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2017 and December 31, 2016. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements, but does not anticipate that the adoption will have a material impact on the amount or timing of its revenues. ASU 2014-09 may impact the classification and timing of recognition of certain marketing costs and costs associated with obtaining a customer sales contract that the Company incurs in the course of its business. The Company has not concluded its analysis of these costs, but does not anticipate that adoption of the ASU will result in a material change to the Company's financial statements or related disclosures. The Company has not finalized its implementation plan for ASU 2014-09, but expects to employ the cumulative effect transition method.
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

Change in Accounting Principle
During the second quarter ended June 30, 2017, the Company adopted the provisions of Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing standards for lease accounting, requiring lessees to recognize most leases on their balance sheets and disclose key information about leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The Company adopted the new standard with a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption is accounted for as a change in accounting principle in conformity with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 250, “Accounting Changes and Error Corrections”.
As a result of the adoption, the most significant changes related to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for office, real estate and equipment operating leases; and (2) the derecognition of previous assets and liabilities for a sale-leaseback transaction that did not qualify for sale accounting under the previous standards.
The Company elected all of the standard's available practical expedients on adoption, including the package of practical expedients and use of hindsight expedient. Consequently, the Company:
–Recognized lease related liabilities within Accrued expenses of $15.6 million as of June 30, 2017, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The balance sheet as of December 31, 2016 was adjusted using the modified retrospective transition approach which resulted in the following adjusted balances (in thousands):

	December 31, 2016	Lease adoption adjustments	December 31, 2016
			(as adjusted)
Lease right-of-use assets	—	$12,605	$12,605
Total assets	1,998,151	12,605	2,010,756

Accrued expenses	79,790	12,605	92,395
Total liabilities and equity	1,998,151	12,605	2,010,756
The Company's existing material leases were all considered operating leases under the new leasing standard and as a result, no adjustment to previously reported lease expense was incurred for prior periods presented.
–Derecognized obligations of $19.8 million relating to cash received from a sale-leaseback transaction that was previously classified within Accrued expenses.
Refer to Note 12 for more details regarding leases as of June 30, 2017 and its comparative period.
Note 2—Variable Interest Entities and Noncontrolling Interests
As of June 30, 2017 and December 31, 2016, the Company was party to twelve and eleven joint ventures for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, the assets of the consolidated VIEs totaled $256.5 million, of which $3.7 million was cash and cash equivalents and $264.3 million was real estate inventories. The liabilities of the consolidated VIEs totaled $104.5 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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
Note 3—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues	$5,073	$5,311	$8,462	$9,278
Cost of sales	(3,045)	(2,597)	(5,155)	(4,522)
Income of unconsolidated joint ventures	$2,028	$2,714	$3,307	$4,756

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three and six months ended June 30, 2017, and 2016, the Company recorded income of $1.2 million and $1.5 million, and $1.2 million and $2.4 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
During the three and six months ended June 30, 2017, and 2016, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no investments in joint ventures were determined to be impaired.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	June 30, 2017	December 31, 2016
Assets
Cash	$12,306	$10,208
Loans held for sale	13,640	18,791
Accounts receivable	894	764
Other assets	96	56
Total Assets	$26,936	$29,819

Liabilities and Equity
Accounts payable	$381	$694
Accrued expenses	1,046	1,026
Credit lines payable	12,992	17,748
Other liabilities	24	17
Members equity	12,493	10,334
Total Liabilities and Equity	$26,936	$29,819
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Operating revenue:
California (1)	$149,350	$101,795	$231,317	$197,679
Arizona	52,372	35,594	79,088	56,641
Nevada	29,934	48,655	60,482	79,396
Colorado	31,008	24,176	52,338	50,569
Washington	70,261	37,364	113,735	70,265
Oregon	89,767	78,069	144,586	135,528
Total operating revenue	$422,692	$325,653	$681,546	$590,078

(1) Operating revenue in the California segment includes construction services revenue.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Income before provision for income taxes:
California	$16,430	$7,965	$22,757	$17,888
Arizona	5,416	3,496	7,714	4,995
Nevada	1,247	4,738	3,439	7,296
Colorado	1,254	872	1,550	1,301
Washington	3,771	2,445	4,085	3,868
Oregon	10,658	11,028	15,139	17,986
Corporate	(9,320)	(7,939)	(18,326)	(15,743)
Income before extinguishment of debt	$29,456	$22,605	$36,358	$37,591
Corporate - Loss on extinguishment of debt	$—	$—	$(21,828)	$—
Income before provision for income taxes	$29,456	$22,605	$14,530	$37,591

	June 30, 2017	December 31, 2016
Homebuilding assets:
California	$759,841	$716,955
Arizona	184,374	191,581
Nevada	206,281	189,248
Colorado	147,650	124,580
Washington	317,221	343,973
Oregon	274,353	238,766
Corporate (1)	205,901	205,653
Total homebuilding assets	$2,095,621	$2,010,756

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, and other assets.

Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Real estate inventories:
Land deposits	$60,856	$50,429
Land and land under development	858,315	1,069,001
Homes completed and under construction	842,674	545,310
Model homes	101,247	107,258
Total	$1,863,092	$1,771,998

Note 6—Senior Notes, Secured, and Unsecured Indebtedness
Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes payable:
Joint venture notes payable	$98,411	$102,076
Seller financing	20,055	24,692
Revolving credit facility	65,000	29,000
Total notes payable	183,466	155,768

Subordinated amortizing notes	3,488	7,225

Senior notes:
5 3/4% Senior Notes due April 15, 2019	149,089	148,826
8 1/2% Senior Notes due November 15, 2020	—	422,817
7% Senior Notes due August 15, 2022	346,385	346,014
5 7/8% Senior Notes due January 31, 2025	438,893	—
Total senior notes	934,367	917,657

Total notes payable and senior notes	$1,121,321	$1,080,650

As of June 30, 2017, the maturities of the Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 7% Senior Notes, and 5 7/8% Senior Notes are as follows (in thousands):

Year Ending December 31,
2017	$35,339
2018	59,752
2019	241,862
2020	—
2021	—
Thereafter	800,000
$1,136,953
Maturities above exclude premium on the 7% Senior Notes of $0.8 million, discount on the 5 7/8% Senior Notes of $3.4 million, and deferred loan costs on the 5 3/4%, 7%, and 5 7/8% Senior Notes of $13.0 million as of June 30, 2017.

Notes Payable
Joint Venture Notes Payable
The Company and certain of its consolidated joint ventures have entered into notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate are listed in the table below as of June 30, 2017 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$21.6		September, 2018	4.14%	(1)
January, 2016	35.0	26.9		February, 2019	4.48%	(2)
November, 2015	42.5	18.2	(6)	November, 2017	5.25%	(1)
August, 2015 (4)	14.2	—	(5)	August, 2017	4.50%	(1)
July, 2015	15.0	11.3		July, 2018	4.75%	(3)
November, 2014	15.0	4.1	(6)	November, 2017	4.75%	(3)
November, 2014	15.0	6.5	(6)	November, 2017	4.75%	(3)
March, 2014	26.0	9.8		April, 2018	4.22%	(1)
	$196.1	$98.4
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
The joint venture notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of June 30, 2017.
Seller Financing
At June 30, 2017, the Company had $20.1 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note of approximately $3.0 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in August 2017. This note was entered into with a related party. Refer to Note 8 for more details regarding the related party transaction. The second note of $17.1 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018.
Revolving Credit Facility
On July 1, 2016, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (as amended from time to time, the "Second Amended Facility"). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019 is equal to or greater than the sum of (a) 50% of the Consolidated EBITDA (as defined in the Second Amended Facility) of California Lyon, Parent, certain of the Parent’s direct and indirect wholly owned subsidiaries (together with California Lyon and Parent, the “Loan Parties”) and their Restricted Subsidiaries (as defined in the Second Amended Facility) for the four-quarter period ending September 30, 2018, plus (b) the Liquidity (as defined in the Second Amended Facility) of the Loan Parties and their consolidated subsidiaries on the Springing Termination Date. Further, the Second Amended Facility amended the maximum leverage ratio covenant to extend the timing of the gradual step-downs. Specifically, pursuant to the Second Amended Facility, the maximum leverage ratio remained at 65% from June 30, 2016 through and including December 30, 2016, decreased to 62.5% on the last day of the 2016 fiscal year, remained at 62.5% from December 31, 2016 through and including June 29, 2017, and was scheduled to further decrease to 60% on the last day of the second quarter of 2017 and to remain at 60% thereafter. The Second Amended Facility did not revise any of our other financial covenants thereunder.
On June 16, 2017, California Lyon, Parent and the lenders party thereto entered into an amendment to the Second Amended Facility, which amended the maximum leverage ratio to further extend the timing of the gradual step-downs, such that the leverage ratio will remain at 62.5% through and including December 30, 2017, and decrease to 60% on the last day of the 2017 fiscal year and remain at 60% thereafter. The amendment did not revise any of our other financial covenants thereunder.
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
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreased to 62.5% effective as of December 31, 2016 and is scheduled to decrease to 60% effective as of December 31, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Second Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Second Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Second Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Second Amended Facility) occurs, the lenders may terminate the commitments under the Second Amended Facility and require that the Company repay outstanding borrowings under the Second Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread.
In January 2017, the Company entered into an amendment which modifies the definition of Tangible Net Worth for purposes of calculating the Leverage Ratio covenant under the Second Amended Facility, so as to exclude any reduction in Tangible Net Worth (as defined therein) that occurs as a result of the costs related to payment of any call premium or any other costs associated with the refinancing transaction and the redemption of outstanding 8.5% Notes. The Company was in compliance with all covenants under the Second Amended Facility as of June 30, 2017.
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of June 30, 2017, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of June 30, 2017 and December 31, 2016, the Company had $65.0 million and $29.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 4.38% and 4.75%, respectively as well as a letter of credit for $8.0 million outstanding at both dates.

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of June 30, 2017 and December 31, 2016, the amortizing notes had an unamortized carrying value of $3.5 million and $7.2 million, respectively.

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
As of June 30, 2017, the outstanding principal amount of the 5.75% Notes was $150 million, excluding deferred loan costs of $0.9 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $450 million in aggregate principal amount of 5.875% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes due 2019, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

During the six months ended June 30, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2025, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of June 30, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the six months ended June 30, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.

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
As of June 30, 2017 the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.8 million and deferred loan costs of $4.4 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019, as described above, and $450 million in aggregate principal amount of 5.875% Senior Notes due 2020, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of June 30, 2017. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of June 30, 2017, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.4 million and deferred loan costs of $7.7 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 7.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of June 30, 2017.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of June 30, 2017 and December 31, 2016; consolidating statements of operations for the three and six months ended June 30, 2017 and 2016; and consolidating statements of cash flows for the six month periods ended June 30, 2017 and 2016, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of June 30, 2017 and December 31, 2016, and for the six month periods ended June 30, 2017 and 2016.
The consolidating balance sheet as of December 31, 2016 was adjusted to reflect the adoption of ASU 2016-02 (see Note 1).

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of June 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$28,343	$141	$4,089	$—	$32,573
Receivables	—	3,056	1,548	3,728	—	8,332
Escrow proceeds receivable	—	39	—	—	—	39
Real estate inventories	—	930,732	652,114	280,246	—	1,863,092
Investment in unconsolidated joint ventures	—	8,056	150	—	—	8,206
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	75,280	—	—	—	75,280
Lease right-of-use assets	—	15,632	—	—	—	15,632
Other assets, net	—	17,081	1,325	459	—	18,865
Investments in subsidiaries	707,875	(9,869)	(549,674)	—	(148,332)	—
Intercompany receivables	—	—	237,544	—	(237,544)	—
Total assets	$707,875	$1,082,559	$402,541	$288,522	$(385,876)	$2,095,621
LIABILITIES AND EQUITY
Accounts payable	$—	$51,765	$20,583	$6,444	$—	$78,792
Accrued expenses	—	77,296	4,256	105	—	81,657
Notes payable	—	82,076	2,979	98,411	—	183,466
Subordinated amortizing notes	—	3,488	—	—	—	3,488
5 3/4% Senior Notes	—	149,089	—	—	—	149,089
7% Senior Notes	—	346,385	—	—	—	346,385
5 7/8% Senior Notes	—	438,893	—	—	—	438,893
Intercompany payables	—	150,089	—	87,455	(237,544)	—
Total liabilities	—	1,299,081	27,818	192,415	(237,544)	1,281,770
Equity
William Lyon Homes stockholders’ equity (deficit)	707,875	(216,522)	374,723	(9,869)	(148,332)	707,875
Noncontrolling interests	—	—	—	105,976	—	105,976
Total liabilities and equity	$707,875	$1,082,559	$402,541	$288,522	$(385,876)	$2,095,621

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(as adjusted)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$36,204	$272	$6,136	$—	$42,612
Receivables	—	2,989	3,303	3,246	—	9,538
Escrow proceeds receivable	—	85	—	—	—	85
Real estate inventories	—	910,594	645,341	216,063	—	1,771,998
Investment in unconsolidated joint ventures	—	7,132	150	—	—	7,282
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	75,751	—	—	—	75,751
Lease right-of-use assets	—	12,605	—	—	—	12,605
Other assets, net	—	15,779	1,089	415	—	17,283
Investments in subsidiaries	697,086	(23,736)	(573,650)	—	(99,700)	—
Intercompany receivables	—	—	252,860	—	(252,860)	—
Total assets	$697,086	$1,051,612	$388,758	$225,860	$(352,560)	$2,010,756
LIABILITIES AND EQUITY
Accounts payable	$—	$52,380	$16,416	$5,486	$—	$74,282
Accrued expenses	—	87,661	4,636	98	—	92,395
Notes payable	—	50,713	2,979	102,076	—	155,768
Subordinated amortizing notes	—	7,225	—	—	—	7,225
5 3/4% Senior Notes	—	148,826	—	—	—	148,826
8 1/2% Senior Notes	—	422,817	—	—	—	422,817
7% Senior Notes	—	346,014	—	—	—	346,014
Intercompany payables	—	177,267	—	75,593	(252,860)	—
Total liabilities	—	1,292,903	24,031	183,253	(252,860)	1,247,327
Equity
William Lyon Homes stockholders’ equity (deficit)	697,086	(241,291)	364,727	(23,736)	(99,700)	697,086
Noncontrolling interests	—	—	—	66,343	—	66,343
Total liabilities and equity	$697,086	$1,051,612	$388,758	$225,860	$(352,560)	$2,010,756

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$171,561	$198,172	$52,900	$—	$422,633
Construction services	—	59	—	—	—	59
Management fees	—	(1,089)	—	—	1,089	—
	—	170,531	198,172	52,900	1,089	422,692
Operating costs
Cost of sales	—	(143,633)	(161,092)	(47,243)	(1,089)	(353,057)
Construction services	—	(6)	—	—	—	(6)
Sales and marketing	—	(7,052)	(10,789)	(3,443)	—	(21,284)
General and administrative	—	(15,598)	(3,952)	—	—	(19,550)
Other	—	(620)	55	5	—	(560)
	—	(166,909)	(175,778)	(50,681)	(1,089)	(394,457)
Income from subsidiaries	18,954	7,405	—	—	(26,359)	—
Operating income	18,954	11,027	22,394	2,219	(26,359)	28,235
Equity in income from unconsolidated joint ventures	—	880	333	—	—	1,213
Other income (expense), net	—	380	(6)	(366)	—	8
Income before provision for income taxes	18,954	12,287	22,721	1,853	(26,359)	29,456
Provision for income taxes	—	(9,205)	—	—	—	(9,205)
Net income	18,954	3,082	22,721	1,853	(26,359)	20,251
Less: Net income attributable to noncontrolling interests	—	—	—	(1,297)	—	(1,297)
Net income available to common stockholders	$18,954	$3,082	$22,721	$556	$(26,359)	$18,954

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$137,673	$175,203	$12,183	$—	$325,059
Construction services	—	594	—	—	—	594
Management fees	—	(366)	—	—	366	—
	—	137,901	175,203	12,183	366	325,653
Operating costs
Cost of sales	—	(112,950)	(144,473)	(10,849)	(366)	(268,638)
Construction services	—	(548)	—	—	—	(548)
Sales and marketing	—	(5,925)	(9,332)	(2,855)	—	(18,112)
General and administrative	—	(13,475)	(3,210)	—	—	(16,685)
Other	—	(358)	(129)	—	—	(487)
	—	(133,256)	(157,144)	(13,704)	(366)	(304,470)
Income from subsidiaries	14,561	1,687	—	—	(16,248)	—
Operating income (loss)	14,561	6,332	18,059	(1,521)	(16,248)	21,183
Equity in income from unconsolidated joint ventures	—	859	335	—	—	1,194
Other income (expense), net	—	550	(6)	(316)	—	228
Income (loss) before provision for income taxes	14,561	7,741	18,388	(1,837)	(16,248)	22,605
Provision for income taxes	—	(7,519)	—	—	—	(7,519)
Net income (loss)	14,561	222	18,388	(1,837)	(16,248)	15,086
Less: Net income attributable to noncontrolling interests	—	—	—	(525)	—	(525)
Net income (loss) available to common stockholders	$14,561	$222	$18,388	$(2,362)	$(16,248)	$14,561

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$293,689	$317,795	$70,003	$—	$681,487
Construction services	—	59	—	—	—	59
Management fees	—	(1,602)	—	—	1,602	—
	—	292,146	317,795	70,003	1,602	681,546
Operating costs
Cost of sales	—	(243,028)	(264,553)	(62,329)	(1,602)	(571,512)
Construction services	—	(6)	—	—	—	(6)
Sales and marketing	—	(13,575)	(17,720)	(4,694)	—	(35,989)
General and administrative	—	(30,114)	(8,381)	(1)	—	(38,496)
Other	—	(1,151)	146	5	—	(1,000)
	—	(287,874)	(290,508)	(67,019)	(1,602)	(647,003)
Income from subsidiaries	8,954	7,166	—	—	(16,120)	—
Operating income	8,954	11,438	27,287	2,984	(16,120)	34,543
Equity in income from unconsolidated joint ventures	—	924	538	—	—	1,462
Other income (expense), net	—	1,025	(6)	(666)	—	353
Income before extinguishment of debt	8,954	13,387	27,819	2,318	(16,120)	36,358
Loss on extinguishment of debt	—	(21,828)	—	—	—	(21,828)
Income (loss) before provision for income taxes	8,954	(8,441)	27,819	2,318	(16,120)	14,530
Provision for income taxes	—	(3,575)	—	—	—	(3,575)
Net income (loss)	8,954	(12,016)	27,819	2,318	(16,120)	10,955
Less: Net income attributable to noncontrolling interests	—	—	—	(2,001)	—	(2,001)
Net income (loss) available to common stockholders	$8,954	$(12,016)	$27,819	$317	$(16,120)	$8,954

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$238,497	$313,003	$34,854	$—	$586,354
Construction services	—	3,724	—	—	—	3,724
Management fees	—	(1,046)	—	—	1,046	—
	—	241,175	313,003	34,854	1,046	590,078
Operating costs
Cost of sales	—	(191,829)	(260,033)	(30,901)	(1,046)	(483,809)
Construction services	—	(3,372)	—	—	—	(3,372)
Sales and marketing	—	(11,875)	(16,957)	(4,273)	—	(33,105)
General and administrative	—	(27,481)	(7,038)	—	—	(34,519)
Other	—	(727)	(83)	—	—	(810)
	—	(235,284)	(284,111)	(35,174)	(1,046)	(555,615)
Income from subsidiaries	23,575	3,924	—	—	(27,499)	—
Operating income (loss)	23,575	9,815	28,892	(320)	(27,499)	34,463
Equity in income from unconsolidated joint ventures	—	1,861	514	—	—	2,375
Other income (expense), net	—	1,323	(15)	(555)	—	753
Income (loss) before provision for income taxes	23,575	12,999	29,391	(875)	(27,499)	37,591
Provision for income taxes	—	(12,564)	—	—	—	(12,564)
Net income (loss)	23,575	435	29,391	(875)	(27,499)	25,027
Less: Net income attributable to noncontrolling interests	—	—	—	(1,452)	—	(1,452)
Net income (loss) available to common stockholders	$23,575	$435	$29,391	$(2,327)	$(27,499)	$23,575

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(1,835)	$(31,965)	$26,508	$(61,355)	$1,835	$(66,812)
Investing activities
Purchases of property and equipment	—	(173)	10	(71)	—	(234)
Investments in subsidiaries	—	(6,537)	(24,140)	—	30,677	—
Net cash (used in) provided by investing activities	—	(6,710)	(24,130)	(71)	30,677	(234)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	49,478	—	49,478
Principal payments on notes payable	—	—	—	(53,143)	—	(53,143)
Redemption premium of 8.5% Senior Notes	—	(19,645)	—	—	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)	—	—	—	(425,000)
Proceeds from issuance of 5.875% Senior Notes	—	446,468	—	—	—	446,468
Proceeds from borrowings on Revolver	—	190,000	—	—	—	190,000
Payments on Revolver	—	(154,000)	—	—	—	(154,000)
Principal payments on subordinated amortizing notes	—	(3,737)	—	—	—	(3,737)
Payment of deferred loan costs	—	(9,666)	—	—	—	(9,666)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(1,380)	—	—	—	(1,380)
Noncontrolling interest contributions	—	—	—	51,291	—	51,291
Noncontrolling interest distributions	—	—	—	(13,659)	—	(13,659)
Advances to affiliates	—	—	(17,823)	13,550	4,273	—
Intercompany receivables/payables	1,835	7,774	15,314	11,862	(36,785)	—
Net cash provided by (used in) financing activities	1,835	30,814	(2,509)	59,379	(32,512)	57,007
Net (decrease) in cash and cash equivalents	—	(7,861)	(131)	(2,047)	—	(10,039)
Cash and cash equivalents - beginning of period	—	36,204	272	6,136	—	42,612
Cash and cash equivalents - end of period	$—	$28,343	$141	$4,089	$—	$32,573

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(1,539)	$33,612	$(22,138)	$(86,379)	$1,539	$(74,905)
Investing activities
Collection of related party note receivable	—	6,188	—	—	—	6,188
Purchases of property and equipment	—	(647)	44	(16)	—	(619)
Investments in subsidiaries	—	(4,244)	30,672	—	(26,428)	—
Net cash provided by (used in) investing activities	—	1,297	30,716	(16)	(26,428)	5,569
Financing activities
Proceeds from borrowings on notes payable	—	2,211	—	80,658	—	82,869
Principal payments on notes payable	—	(8,084)	—	(34,015)	—	(42,099)
Proceeds from borrowings on Revolver	—	120,000	—	—	—	120,000
Payments on revolver	—	(126,000)	—	—	—	(126,000)
Principal payments on subordinated amortizing notes	—	(3,374)	—	—	—	(3,374)
Payment of deferred loan costs	—	(214)	—	—	—	(214)
Shares remitted to or withheld by Company for employee tax withholding	—	(844)	—	—	—	(844)
Excess income tax benefit from stock based awards	—	(178)	—	—	—	(178)
Noncontrolling interest contributions	—	—	—	33,963	—	33,963
Noncontrolling interest distributions	—	—	—	(5,226)	—	(5,226)
Advances to affiliates	—	—	(4,480)	10,495	(6,015)	—
Intercompany receivables/payables	1,539	(28,035)	(6,258)	1,850	30,904	—
Net cash provided by (used in) financing activities	1,539	(44,518)	(10,738)	87,725	24,889	58,897
Net (decrease) increase in cash and cash equivalents	—	(9,609)	(2,160)	1,330	—	(10,439)
Cash and cash equivalents - beginning of period	—	44,332	2,723	3,148	—	50,203
Cash and cash equivalents - end of period	$—	$34,723	$563	$4,478	$—	$39,764

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2017 and December 31, 2016, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$183,466	$183,466	$155,768	$155,768
Subordinated amortizing notes	3,488	3,793	7,225	7,478
5 3/4% Senior Notes due 2019	149,089	152,250	148,826	151,125
8 1/2% Senior Notes due 2020	—	—	422,817	444,125
7% Senior Notes due 2022	346,385	364,455	346,014	363,125
5 7/8% Senior Notes due 2025	438,893	463,500	—	—
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
Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 31.3% and 24.6%, and 33.3% and 33.4% for the three and six months ended June 30, 2017 and 2016, respectively. The significant drivers of the effective tax rate are the loss on extinguishment of debt resulting from the retirement of the 8.5% Notes (see Note 6), allocation of income to noncontrolling interests and the domestic production activities deduction.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2017, the Company had no valuation allowance recorded.
At June 30, 2017, the Company had no remaining federal net operating loss carryforwards and $56.2 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of June 30, 2017, the Company had unused federal and state built-in losses of $52.1 million and $7.5 million, respectively. The five year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at June 30, 2017, which have an indefinite life.
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
Note 10—Income Per Common Share
Basic and diluted income per common share for the three and six months ended June 30, 2017 and 2016 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Basic weighted average number of common shares outstanding	37,051,967	36,786,268	36,980,540	36,719,057
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,246,657	675,524	1,250,661	688,060
Tangible equity units	—	894,930	—	894,930
Diluted average shares outstanding	38,298,624	38,356,722	38,231,201	38,302,047
Net income available to common stockholders	$18,954	$14,561	$8,954	$23,575
Basic income per common share	$0.51	$0.40	$0.24	$0.64
Dilutive income per common share	$0.49	$0.38	$0.23	$0.62
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Tangible equity units	894,930	—	894,930	—
Unvested stock options	240,000	240,000	240,000	240,000
Warrants	—	1,907,551	—	1,907,551
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
During the three months ended June 30, 2017, the Company granted 1,232 shares of time-based restricted stock and during the six months ended June 30, 2017, the Company granted 253,243 shares of time-based restricted stock and 553,909 shares of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and six months ended June 30, 2017 and 2016 of $1.5 million and $3.2 million, and $1.1 million and $2.6 million, respectively.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the six months ended June 30, 2017, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2017 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2018, 2019 and 2020, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of June 30, 2017, management determined that the currently available data was not sufficient to support that the achievement of the performance targets is probable, and as such, no compensation expense has been recognized for these awards to date.

Time-Based Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees and non-employee directors during the three months ended June 30, 2017, representing 1,232 shares of restricted stock, all shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2018 and 2019, in each case subject to each grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain employees and non-employee directors during the six months ended June 30, 2017, representing 253,243 shares of restricted stock, 172,857 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2018, 2019 and 2020, 45,111 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March

1st of each of 2018 and 2019, in each case subject to each grantee’s continued service through each vesting date, and 35,275 of such shares vest in equal quarterly installments on each of June 1, 2017, September 1, 2017, December 1, 2017 and March 1, 2018, subject to each grantee’s continued service on the board through each vesting date.

Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of June 30, 2017, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
The Company had outstanding performance and surety bonds of $216.3 million at June 30, 2017, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of June 30, 2017, the Company had $202.0 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of June 30, 2017, the Company has made non-refundable deposits of $60.9 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $442.9 million as of June 30, 2017.

Lease Obligations
As described more fully in Note 1, as of April 1, 2017, the Company adopted the provisions of ASU 2016-02 and recognized lease obligations and associated ROU assets for its existing non-cancelable leases. Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $15.6 million as of June 30, 2017 and $12.6 million as of December 31, 2016. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Lease cost
Operating lease cost	$1,718	$908	$2,713	$1,869
Sublease income	(29)	(29)	(58)	(58)
Total lease cost	$1,689	$879	$2,655	$1,811

Other information
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,371	$799	$2,258	$1,599
Right-of-use assets obtained in exchange for new operating lease liabilities	$410	$9	$5,058	$613
Weighted-average discount rate	6.6%	6.6%	6.6%	6.6%

	June 30, 2017	December 31, 2016
Weighted-average remaining lease term (in years)	4.01	5.16
The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2017 (in thousands).

Year Ending December 31,
2017	$3,177
2018	6,118
2019	3,540
2020	2,530
2021	2,398
Thereafter	1,782
Total	$19,545
Note 13—Subsequent Events

No events have occurred subsequent to June 30, 2017, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 100,000 homes. For the six months ended June 30, 2017 (the "2017 period"), the Company had revenues from homes sales of $681.5 million, a 16% increase from $586.4 million for the six months ended June 30, 2016 (the "2016 period"), which includes results from all reportable operating segments. The Company had net new home orders of 1,882 homes in the 2017 period, a 21% increase from 1,560 in the 2016 period, while the average sales price ("ASP") for homes closed increased 5% to $512,400 in the 2017 period from $486,200 in the 2016 period.
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
Results of Operations
In the six months ended June 30, 2017, the Company delivered 1,330 homes, with an ASP of approximately $512,400, and recognized home sales revenue of $681.5 million. The Company generated net income available to common shareholders of $9.0 million for the six months ended June 30, 2017, and income per share of $0.24. The Company's net income was largely reduced by loss from extinguishment of debt of $21.8 million from the refinance of Senior Notes during the period. The Company continues to see positive trends in orders, price appreciation in certain projects, and our average sales price of homes in backlog is approximately $587,800 as of June 30, 2017, which is 15% higher than the average sales price of homes closed for the six months ended June 30, 2017 of $512,400.
As of June 30, 2017, the Company's average community count for the six month period then ended was 85 locations. We had a consolidated backlog of 1,285 homes sold but not closed, with an associated sales value of $755.3 million, representing a 18% increase in units, and a 31% increase in dollar value, as compared to the backlog at June 30, 2016.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 16.1% and 21.7%, respectively, for the six months ended June 30, 2017, as compared to 17.5% and 24.3%, respectively, for the six months ended June 30, 2016.
Comparisons of the Three Months Ended June 30, 2017 to June 30, 2016
Revenues from homes sales increased 30% to $422.6 million during the three months ended June 30, 2017, compared to $325.1 million during the three months ended June 30, 2016. The increase in revenue is primarily due to the 25% increase in the number of homes closed during the 2017 period, in addition to a 4% increase in average sales price. The number of net new home orders for the three months ended June 30, 2017 increased 17% to 1,017 homes from 871 homes for the three months ended June 30, 2016.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Number of Net New Home Orders
California	280	238	42	18%
Arizona	149	142	7	5%
Nevada	93	97	(4)	(4)%
Colorado	86	72	14	19%
Washington	164	88	76	86%
Oregon	245	234	11	5%
Total	1,017	871	146	17%

The 17% increase in net new homes orders is driven by a 22% increase in average number of sales locations to 88 average locations in 2017, compared to 72 in the 2016 period, which is driven by the opening of 11 new communities. This was slightly offset by a decrease in monthly absorption to 3.9 sales per month from 4.0 in the prior year period.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	%
Cancellation Rates
California	15%	11%	4%
Arizona	6%	6%	—%
Nevada	15%	16%	(1)%
Colorado	10%	12%	(2)%
Washington	17%	14%	3%
Oregon	14%	13%	1%
Overall	14%	12%	2%
Cancellation rates during the 2017 period increased to 14% from 12% during the 2016 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Average Number of Sales Locations
California	23	18	5	28%
Arizona	8	8	—	—%
Nevada	14	12	2	17%
Colorado	15	11	4	36%
Washington	10	6	4	67%
Oregon	18	17	1	6%
Total	88	72	16	22%

The average number of sales locations for the Company increased to 88 locations for the three months ended June 30, 2017 compared to 72 for the three months ended June 30, 2016, driven by the opening of new communities in California, Colorado and Washington during 2017. During the period, the Company opened 11 communities, while closing out 12.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
Quarterly Absorption Rates
California	12.2	13.2	(1.0)
Arizona	18.6	17.8	0.8
Nevada	6.6	8.1	(1.5)
Colorado	5.7	6.5	(0.8)
Washington	16.4	14.7	1.7
Oregon	13.6	13.8	(0.2)
Overall	11.6	12.1	(0.5)
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, decreased slightly for the three months ended June 30, 2017 to 11.6 sales per project from 12.1 in the 2016 period.

	June 30,		Increase (Decrease)
	2017	2016	Amount	%
Backlog (units)
California	432	305	127	42%
Arizona	206	243	(37)	(15)%
Nevada	128	143	(15)	(10)%
Colorado	126	128	(2)	(2)%
Washington	192	65	127	195%
Oregon	201	209	(8)	(4)%
Total	1,285	1,093	192	18%
The Company’s backlog at June 30, 2017 increased 18% to 1,285 units from 1,093 units at June 30, 2016. The increase is primarily attributable to an increase in net new home orders to 1,017 in the current period from 871 in the prior year, slightly offset by a higher backlog conversion rate of 76% in current period compared to 75% in the prior period.

	June 30,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$345,604	$223,080	$122,524	55%
Arizona	63,435	66,816	(3,381)	(5)%
Nevada	84,348	82,993	1,355	2%
Colorado	59,266	66,122	(6,856)	(10)%
Washington	115,018	42,851	72,167	168%
Oregon	87,652	93,617	(5,965)	(6)%
Total	$755,323	$575,479	$179,844	31%
The dollar amount of backlog of homes sold but not closed as of June 30, 2017 was $755.3 million, up 31% from $575.5 million as of June 30, 2016. The increase primarily reflects an increase in net new orders as described above, coupled with a 12% increase in the ASP of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog increased 55% to $345.6 million as of June 30, 2017 from $223.1 million as of June 30, 2016, which is primarily attributable to a 42% increase in units in backlog, coupled with a 9% increase in average sales price of homes in backlog to $800,000 as of June 30, 2017, from $731,400 as of June 30, 2016. In addition, the number of net new home orders for the 2017 period increased 18% to 280 homes from 238 homes for the 2016 period.
In Arizona, the dollar amount of backlog decreased 5% to $63.4 million as of June 30, 2017 from $66.8 million as of June 30, 2016, which is primarily attributable to a 15% decrease in the number of homes in backlog, to 206 at June 30, 2017, from 243 at June 30, 2016. This was largely offset by a 12% increase in the ASP of homes in backlog when compared with the prior period. Further, the number of homes closed for the 2017 period increased 35% to 181 homes from 134 homes for the 2016 period.
In Nevada, the dollar amount of backlog increased 2% to $84.3 million as of June 30, 2017 from $83.0 million as of June 30, 2016, attributable to a 14% increase in average sales price of homes in backlog to $659,000 as of June 30, 2017, from $580,400 as of June 30, 2016, largely offset by a 10% decrease in units in backlog, to 128 as of June 30, 2017 from 143 as of June 30, 2016.
In Colorado, the dollar amount of backlog decreased 10% to $59.3 million as of June 30, 2017 from $66.1 million as of June 30, 2016, which is attributable to a 9% decrease of the ASP of homes in backlog to $470,400 as of June 30, 2017 from $516,600 as of June 30, 2016 and a 2% decrease in the number of units in backlog, to 126 units as of June 30, 2017, from 128 units as of June 30, 2016. We expect our backlog conversion rate in Colorado for the 2017 third and fourth quarters to be negatively impacted as a result of a manufactured product issue relating to fire rated I-joists that were purchased from Weyerhaeuser, which was announced by Weyerhaeuser at the beginning of the 2017 third quarter and impacts certain homes in backlog and/or under construction in our Colorado division, and for which we are currently implementing a remediation program.
In Washington, the dollar amount of backlog increased 168% to $115.0 million as of June 30, 2017 from $42.9 million as of June 30, 2016, which is attributable to a 195% increase in the number of units in backlog, to 192 units as of June 30, 2017, from 65 units as of June 30, 2016, in addition to an 86% increase in the number of net new home orders for the 2017 period compared to the 2016 period. This was offset by a 9% decrease in the ASP of homes in backlog to $599,100 as of June 30, 2017 from $659,200 as of June 30, 2016.
In Oregon, the dollar amount of backlog decreased 6% to $87.7 million as of June 30, 2017 from $93.6 million as of June 30, 2016, which is primarily attributable to a 4% decrease in the number of units in backlog, to 201 units as of June 30, 2017, from 209 units as of June 30, 2016, in addition to a 3% decrease in the ASP of homes in backlog to $436,100 in the 2017 period from $447,900 in the 2016 period.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Number of Homes Closed
California	216	147	69	47%
Arizona	181	134	47	35%
Nevada	53	73	(20)	(27)%
Colorado	58	47	11	23%
Washington	106	83	23	28%
Oregon	217	179	38	21%
Total	831	663	168	25%

During the three months ended June 30, 2017, the number of homes closed increased 25% to 831 from 663 in the 2016 period. The increase was primarily attributable to the California, Arizona, Colorado, Washington and Oregon reporting segments, driven by a higher number of homes in backlog to begin the quarter when compared with the 2016 period. These increases were partially offset by a decrease in the Nevada reporting segment.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$149,291	$101,201	$48,090	48%
Arizona	52,372	35,594	16,778	47%
Nevada	29,934	48,655	(18,721)	(38)%
Colorado	31,008	24,176	6,832	28%
Washington	70,261	37,364	32,897	88%
Oregon	89,767	78,069	11,698	15%
Total	$422,633	$325,059	$97,574	30%
The 30% increase in homebuilding revenue is driven by the 25% increase in homes closed discussed above, in addition to the 4% increase in the average sales price of homes closed between the 2017 and 2016 periods.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Average Sales Price of Homes Closed
California	$691,200	$688,400	$2,800	—%
Arizona	289,300	265,600	23,700	9%
Nevada	564,800	666,500	(101,700)	(15)%
Colorado	534,600	514,400	20,200	4%
Washington	662,800	450,200	212,600	47%
Oregon	413,700	436,100	(22,400)	(5)%
Company Average	$508,600	$490,300	$18,300	4%

The average sales price of homes closed during the 2017 period increased 4% due to an increase in the average sales price of homes closed, primarily driven by product mix, in all reporting segments except Nevada and Oregon.

Gross Margin
Homebuilding gross margins decreased to 16.5% for the three months ended June 30, 2017 from 17.4% in the 2016 period, primarily driven by product and geographic mix for home deliveries, as well as rising labor and land costs.
For the comparison of the three months ended June 30, 2017 and the three months ended June 30, 2016, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 22.1% for the 2017 period compared to 24.0% for the 2016 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with a decrease in the impact of purchase accounting adjustments.
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

	Three Months Ended June 30,
	2017	2016
	(dollars in thousands)
Home sales revenue	$422,633	$325,059
Cost of home sales	353,057	268,638
Homebuilding gross margin	69,576	56,421
Homebuilding gross margin percentage	16.5%	17.4%
Add: Interest in cost of sales	20,689	14,020
Add: Purchase accounting adjustments	3,310	7,658
Adjusted homebuilding gross margin	$93,575	$78,099
Adjusted homebuilding gross margin percentage	22.1%	24.0%
Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $0.1 million for the three months ended June 30, 2017 and $0.6 million for the three months ended June 30, 2016. The revenue was attributable to one project in Northern California, which has closed out. During the 2016 period, the Company finalized significant construction services projects.
Sales and Marketing, General and Administrative

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
	(dollars in thousands)
Sales and Marketing	$21,284	$18,112	5.0%	5.6%
General and Administrative	19,550	16,685	4.6%	5.1%
Total Sales and Marketing & General and Administrative	$40,834	$34,797	9.7%	10.7%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.0% in the 2017 period compared to 5.6% in the 2016 period as a result of lower advertising and upfront marketing costs. General and administrative expense as a percentage of home sales revenues decreased to 4.6% in the 2017 period compared to 5.1% in the 2016 period. The decrease is driven by increased revenues and improved operating leverage on our headcount.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures remained relatively consistent at $1.2 million for the three months ended June 30, 2017 and $1.2 million during the comparable 2016 period.
Other Items
Interest activity for the three months ended June 30, 2017 and June 30, 2016 is as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Interest incurred	$18,822	$20,558
Less: Interest capitalized	18,822	20,558
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$8,122	$24,767
The decrease in interest incurred for the three months ended June 30, 2017, compared to the interest incurred for the three months ended June 30, 2016, reflects the impact of the effective refinancing transaction on January 31, 2017, in which the

Company completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 and concurrent retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425.0 million of previously outstanding 8.5% Notes are now retired and extinguished. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the three months ended June 30, 2017, the Company recorded a provision for income taxes of $9.2 million, for an effective tax rate of 31.3%. During the three months ended June 30, 2016, the Company recorded a provision for income taxes of $7.5 million for an effective tax rate of 33.3%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $1.3 million during the 2017 period, compared to $0.5 million during the 2016 period.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the three months ended June 30, 2017 was $19.0 million, while net income available to common stockholders for the three months ended June 30, 2016 was $14.6 million.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2017	2016	Amount	%
Lots Owned
California	1,653	1,652	1	—%
Arizona	4,660	4,985	(325)	(7)%
Nevada	2,941	3,251	(310)	(10)%
Colorado	1,415	698	717	103%
Washington	1,303	1,449	(146)	(10)%
Oregon	1,449	1,133	316	28%
Total	13,421	13,168	253	2%
Lots Controlled (1)
California	1,141	1,288	(147)	(11)%
Arizona	—	—	—	—%
Nevada	420	55	365	664%
Colorado	192	1,148	(956)	(83)%
Washington	973	1,093	(120)	(11)%
Oregon	2,386	2,083	303	15%
Total	5,112	5,667	(555)	(10)%
Total Lots Owned and Controlled	18,533	18,835	(302)	(2)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has decreased to 18,533 lots owned and controlled at June 30, 2017 from 18,835 lots at June 30, 2016.

Comparisons of the Six Months Ended June 30, 2017 to June 30, 2016
Revenues from homes sales increased 16% to $681.5 million during the six months ended June 30, 2017, compared to $586.4 million during the six months ended June 30, 2016. The increase in revenue is primarily due to the 10% increase in the number of homes closed during the 2017 period in addition to the 5% increase in average sales price of homes closed. The number of net new home orders for the six months ended June 30, 2017 increased 21% to 1,882 homes from 1,560 homes for the six months ended June 30, 2016.

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Number of Net New Home Orders
California	545	400	145	36%
Arizona	277	250	27	11%
Nevada	170	163	7	4%
Colorado	147	150	(3)	(2)%
Washington	316	172	144	84%
Oregon	427	425	2	—%
Total	1,882	1,560	322	21%

The 21% increase in net new homes orders is driven by a 21% increase in average number of sales locations to 85 average locations in 2017, compared to 70 in the 2016 period, in addition to the opening of 24 new communities, with openings in all reporting segments except Arizona.

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	%
Cancellation Rates
California	15%	15%	—%
Arizona	9%	8%	1%
Nevada	14%	18%	(4)%
Colorado	10%	12%	(2)%
Washington	14%	12%	2%
Oregon	14%	12%	2%
Overall	13%	13%	—%
Cancellation rates remained consistent at 13% during the 2017 and 2016 periods. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Average Number of Sales Locations
California	24	18	6	33%
Arizona	8	8	—	—%
Nevada	12	12	—	—%
Colorado	13	10	3	30%
Washington	9	6	3	50%
Oregon	19	16	3	19%
Total	85	70	15	21%

The average number of sales locations for the Company increased to 85 locations for the six months ended June 30, 2017 compared to 70 for the six months ended June 30, 2016, driven by the opening of new communities in California,

Nevada, Colorado, Washington and Oregon during 2017, as the Company continues to convert its land supply into home sites. During the period, the Company opened 24 communities, while closing out 20.

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016
Quarterly Absorption Rates
California	11.4	11.1	0.3
Arizona	17.3	15.6	1.7
Nevada	7.1	6.8	0.3
Colorado	5.7	7.5	(1.8)
Washington	17.6	14.3	3.3
Oregon	11.2	13.3	(2.1)
Overall	11.1	11.1	0.0
The Company's consolidated quarterly absorption rate, representing number of net new home orders divided by average sales locations for the period, remained consistent at 11.1 sales per project for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Number of Homes Closed
California	337	289	48	17%
Arizona	275	216	59	27%
Nevada	101	135	(34)	(25)%
Colorado	96	100	(4)	(4)%
Washington	176	151	25	17%
Oregon	345	315	30	10%
Total	1,330	1,206	124	10%

During the six months ended June 30, 2017, the number of homes closed increased 10% to 1,330 from 1,206 in the 2016 period. The increase was primarily attributable to the California, Arizona, Washington and Oregon reporting segments, driven by an increase in average number of sales locations by 21% to 85 average sales locations in the 2017 period compared to 70 average sales locations in the 2016 period. These increases were partially offset by decreases in the Nevada and Colorado reporting segments.

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$231,258	$193,955	$37,303	19%
Arizona	79,088	56,641	22,447	40%
Nevada	60,482	79,396	(18,914)	(24)%
Colorado	52,338	50,569	1,769	3%
Washington	113,735	70,265	43,470	62%
Oregon	144,586	135,528	9,058	7%
Total	$681,487	$586,354	$95,133	16%
The 16% increase in homebuilding revenue is driven by the 10% increase in homes closed discussed above, in addition to a 5% increase in the average sales price of homes closed between the 2017 and 2016 periods.

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Average Sales Price of Homes Closed
California	$686,200	$671,100	$15,100	2%
Arizona	287,600	262,200	25,400	10%
Nevada	598,800	588,100	10,700	2%
Colorado	545,200	505,700	39,500	8%
Washington	646,200	465,300	180,900	39%
Oregon	419,100	430,200	(11,100)	(3)%
Company Average	$512,400	$486,200	$26,200	5%

The average sales price of homes closed during the 2017 period increased 5% due to an increase in the average sales price of homes closed, primarily driven by product mix, in all reporting segments except Oregon.

Gross Margin
Homebuilding gross margins decreased to 16.1% for the six months ended June 30, 2017 from 17.5% in the 2016 period, primarily driven by product and geographic mix for home deliveries, as well as rising labor and land costs.
For the comparison of the six months ended June 30, 2017 and the six months ended June 30, 2016, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 21.7% for the 2017 period compared to 24.3% for the 2016 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with a decrease in the impact of purchase accounting adjustments.
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

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Home sales revenue	$681,487	$586,354
Cost of home sales	571,512	483,809
Homebuilding gross margin	109,975	102,545
Homebuilding gross margin percentage	16.1%	17.5%
Add: Interest in cost of sales	32,297	25,767
Add: Purchase accounting adjustments	5,811	14,251
Adjusted homebuilding gross margin	$148,083	$142,563
Adjusted homebuilding gross margin percentage	21.7%	24.3%
Construction Services Revenue
Construction services revenue, which is only in the California reporting segment, was $0.1 million for the six months ended June 30, 2017 and $3.7 million for the six months ended June 30, 2016. The revenue was attributable to one project in Northern California, which has closed out. During the 2016 period, the Company finalized significant construction services projects.

Sales and Marketing, General and Administrative

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
	(dollars in thousands)
Sales and Marketing	$35,989	$33,105	5.3%	5.6%
General and Administrative	38,496	34,519	5.6%	5.9%
Total Sales and Marketing & General and Administrative	$74,485	$67,624	10.9%	11.5%
Sales and marketing expense as a percentage of home sales decreased to 5.3% in the 2017 period compared to 5.6% in the 2016 period as a result of lower advertising and upfront marketing costs. General and administrative expense as a percentage of home sales revenues decreased to 5.6% in the 2017 period compared to 5.9% in the 2016 period. The decrease is driven by increased revenues and improved operating leverage over our headcount.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased to $1.5 million for the six months ended June 30, 2017 from $2.4 million during the comparable 2016 period as a result of increased overhead costs incurred.
Other Items
Interest activity for the three months ended June 30, 2017 and June 30, 2016 is as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Interest incurred	$38,246	$40,819
Less: Interest capitalized	38,246	40,819
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$27,158	$39,678
The decrease in interest incurred for the six months ended June 30, 2017, compared to the interest incurred for the six months ended June 30, 2016, reflects the impact of the effective refinancing transaction on January 31, 2017, in which the Company completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 and concurrent retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425.0 million of previously outstanding 8.5% Notes are now retired and extinguished. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the six months ended June 30, 2017, the Company had a land parcel sale to a third party that did not result in any gain or loss.
Provision for Income Taxes
During the six months ended June 30, 2017, the Company recorded a a provision for income taxes of $3.6 million, for an effective tax rate of 24.6%. During the six months ended June 30, 2016, the Company recorded a provision for income taxes of $12.6 million for an effective tax rate of 33.4%. The decrease in the current year tax rate is driven by the loss on debt extinguishment recorded in relation to the retirement of the 8.5% Notes.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $2.0 million during the 2017 period, compared to $1.5 million during the 2016 period.

Net Income Available to Common Stockholders
As a result of the foregoing factors, as well as the $14.1 million loss on debt extinguishment, net of tax, net income available to common stockholders for the six months ended June 30, 2017 was $9.0 million, while net income available to common stockholders for the six months ended June 30, 2016 was $23.6 million.

Financial Condition and Liquidity
The U.S. housing market has continued to improve from the cyclical low points of the early years of the last real estate cycle. Strong housing markets have been associated with a healthy domestic economy and positive demographic trends, including employment and population growth. The Company has experienced a strong selling season in its first half of the year, with orders up 21%, demonstrating strong growth over 2016, against a backdrop of tight labor markets, fluctuating cycle times, weather challenges, and geo-political changes.
The Company benefits from a sizable and well-located lot supply, and as of June 30, 2017, the Company owned 13,421 lots, all of which are entitled, and had options to purchase an additional 5,112 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. The Company has continued to experience increased cycle times in a number of its operating segments in the start of 2017, and weather delays, availability of qualified trades with the associated delays and cost increases are challenges faced by the Company and the entire homebuilding industry during 2016 and into 2017. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of Polygon Northwest Homes during 2014.
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the six months ended June 30, 2017, the Company delivered 1,330 homes, and recognized home sales revenue of $681.5 million. During the six months ended June 30, 2017, the Company used cash in operations of $66.8 million, which included investment in land acquisitions of $185.8 million, for net cash generated by operations of $119.0 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of June 30, 2017 and December 31, 2016, the amortizing notes had an unamortized carrying value of $3.5 million and $7.2 million, respectively.
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
As of June 30, 2017, the outstanding principal amount of the 5.75% Notes was $150.0 million, excluding deferred loan costs of $0.9 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Notes and $450 million in aggregate principal amount of 5.875% Senior Notes due 2020, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

During the six months ended June 30, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2025, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of June 30, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the six months ended June 30, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.

7 % Senior Notes due 2022
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
As of June 30, 2017, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.8 million and deferred loan costs of $4.4 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019, as described above, and $450 million in aggregate principal amount of 5.875% Senior Notes due 2020, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of June 30, 2017. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of June 30, 2017, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.4 million and deferred loan costs of $7.7 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 7.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2017.

Revolving Credit Facility
On July 1, 2016, California Lyon and Parent entered into an amendment and restatement agreement, pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (as amended from time to time, the “Second Amended Facility”). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019 is equal to or greater than the sum of (a) 50% of the Consolidated EBITDA (as defined in the Second Amended Facility) of California Lyon, Parent, certain of the Parent’s direct and indirect wholly owned subsidiaries (together with California Lyon and Parent, the “Loan Parties”) and their Restricted Subsidiaries (as defined in the Second Amended Facility) for the four-quarter period ending September 30, 2018, plus (b) the Liquidity (as defined in the Second Amended Facility) of the Loan Parties and their consolidated subsidiaries on the Springing Termination Date. Further, the Second Amended Facility amended the maximum leverage ratio covenant to extend the timing of the gradual step-downs. Specifically, pursuant to the Second Amended Facility, the maximum leverage ratio remained at 65% from June 30, 2016 through and including December 30, 2016, decreased to 62.5% on the last day of the 2016 fiscal year, remained at 62.5% from December 31, 2016 through and including June 29, 2017, and was scheduled to further decrease to 60% on the last day of the second quarter of 2017 and to remain at 60% thereafter. The Second Amended Facility did not revise any of our other financial covenants thereunder.
On June 16, 2017, California Lyon, Parent and the lenders party thereto entered into an amendment to the Second Amended Facility, which amended the maximum leverage ratio to further extend the timing of the gradual step-downs, such that the leverage ratio will remain at 62.5% through and including December 30, 2017, and decrease to 60% on the last day of the 2017 fiscal year and remain at 60% thereafter. The amendment did not revise any of our other financial covenants thereunder.
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
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of June 30, 2017, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of June 30, 2017 and December 31, 2016, the Company had $65.0 million and $29.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 4.38% and 4.75%, respectively as well as a letter of credit for $8.0 million outstanding at both dates.
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreased to 62.5% effective as of December 31, 2016 and is scheduled to decrease to 60% effective as of December 31, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms.
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
The Company was in compliance with all covenants under the Second Amended Facility as of June 30, 2017. The following table summarizes these covenants pursuant to the Second Amended Facility, and our compliance with such covenants as of June 30, 2017:

	Covenant Requirements at		Actual at
Financial Covenant	June 30, 2017		June 30, 2017
Minimum Tangible Net Worth	$537.4	million	$754.1	million
Maximum Leverage Ratio	62.5%		59.3%
Interest Coverage Ratio; or (1)	1.5		2.20
Minimum Liquidity (1)	$80.6	million	$104.5	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the six months ended June 30, 2017, the Company paid approximately $185.8 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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
Joint Venture Notes Payable

    The Company and certain of its consolidated joint ventures have entered into notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of June 30, 2017 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$21.6		September, 2018	4.14%	(1)
January, 2016	35.0	26.9		February, 2019	4.48%	(2)
November, 2015	42.5	18.2	(6)	November, 2017	5.25%	(1)
August, 2015 (4)	14.2	—	(5)	August, 2017	4.50%	(1)
July, 2015	15.0	11.3		July, 2018	4.75%	(3)
November, 2014	15.0	4.1	(6)	November, 2017	4.75%	(3)
November, 2014	15.0	6.5	(6)	November, 2017	4.75%	(3)
March, 2014	26.0	9.8		April, 2018	4.22%	(1)
	$196.1	$98.4
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
The joint venture notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of June 30, 2017.

Seller Financing
At June 30, 2017, the Company had $20.1 million of notes payable outstanding related to two land acquisitions for which seller financing was provided. The first note of approximately $3.0 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in August 2017. This note was entered into with a related party, which is described in more detail in the financial statements. The second note of $17.1 million bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018.
Net Debt to Total Capital
The Company’s ratio of net debt to total capital (net of cash) was 57.2% and 57.6% as of June 30, 2017 and December 31, 2016, respectively. The ratio of net debt to total capital (net of cash) is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Notes payable and Senior Notes	$1,121,321	$1,080,650
Total equity	813,851	763,429
Total capital	$1,935,172	$1,844,079
Ratio of debt to total capital	57.9%	58.6%
Notes payable and Senior Notes	$1,121,321	$1,080,650
Less: Cash and cash equivalents	(32,573)	(42,612)
Net debt	1,088,748	1,038,038
Total equity	813,851	763,429
Total capital (net of cash)	$1,902,599	$1,801,467
Ratio of net debt to total capital (net of cash)	57.2%	57.6%

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
Cash Flows—Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
For the six months ended June 30, 2017 and 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to $66.8 million in the 2017 period from $74.9 million in the 2016 period. The change was primarily a result of (i) a net decrease in spending on real estate inventories-owned of $92.3 million in the 2017 period compared to spending of $123.2 million in the 2016 period, (ii) equity in income of unconsolidated joint ventures of $1.5 million in the 2017 period compared to $2.4 million in the 2016 period, and (iii) a decrease in net income to $11.0 million compared to net income of $25.0 million in the 2016 period, offset by (iv) a decrease in accrued expenses of $13.8 million in the 2017 period compared to an increase of $3.4 million in the 2016 period.

•
Net cash used in investing activities was $0.2 million in the 2017 period compared to net cash provided by investing activities of $5.6 million in the 2016 period, primarily driven by collections of related party notes of $6.2 million in the 2016 period with no comparable amount in the 2017 period.

•
Net cash provided by financing activities decreased to $57.0 million in the 2017 period from $58.9 million in the 2016 period. The change was primarily the result of (i) principal payments for the 8.5% Senior Notes for $425.0 million in the 2017 period, in addition to its redemption premium for $19.6 million, for which there is no comparable amount in the 2016 period, (ii) payment of deferred loan costs of $9.7 million in the 2017 period compared to $0.2 million in the 2016 period, and (iii) net payments of notes payable of $3.7 million in the 2017 period, versus net borrowings of $40.8 million in the 2016 period, offset by (iv) proceeds from the issuance of the 5.875% Senior Notes for $446.5 million in the 2017 period for which there is no comparable amount in the 2016 period, (v) net borrowings of $36.0 million against the revolving line of credit in the 2017 period versus net payments of $6.0 million in the 2016 period, and (vi) net noncontrolling interest contributions of $37.6 million in the 2017 period versus net contributions of $28.7 million in the 2016 period.

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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of June 30, 2017. The section for "Active Projects" includes only projects with lots owned as of June 30, 2017, lots consolidated in accordance with certain accounting principles as of June 30, 2017, or homes either closed or in backlog as of or for the period ended June 30, 2017, and in each case, with an estimated year of first delivery of 2017 or earlier. The section for "Future Owned and Controlled" includes projects with lots owned as of June 30, 2017 but with an estimated year of first delivery of 2018 or later, parcels of undeveloped land held for future sale, and lots controlled as of June 30, 2017, in each case aggregated by county. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2017 (2)	Backlog at June 30, 2017 (3) (4)	Lots Owned as of June 30, 2017 (5)	Homes Closed for the Period Ended June 30, 2017	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Anaheim
Avelina	2017	38	29	8	9	29	$550,000 - 625,000
Buena Park
The Covey (7)	2016	67	37	21	30	13	$ 810,000 - 880,000
Cypress
Mackay Place (7)	2016	47	44	3	3	10	(8)
Dana Point
Grand Monarch	2015	37	14	2	23	1	$ 2,604,000 - 2,904,000
Ladera Ranch
Artisan	2015	14	6	3	8	—	$ 2,550,000 - 3,025,000
Irvine
The Vine	2016	106	53	17	37	22	$ 518,000 - 655,000
Calistoga	2016	60	24	20	36	9	$1,230,000 - $1,475,000
Celadon (7)	2017	79	—	18	79	—	$710,000 - 800,000
Rancho Mission Viejo
Aurora (7)	2016	94	76	18	18	19	$ 480,000 - 590,000
Vireo (7)	2015	90	75	7	15	15	$ 595,000 - 660,000
Briosa (7)	2016	50	4	7	46	3	$ 945,000 - 1,045,000
Rancho Santa Margarita
Dahlia Court	2016	36	27	7	9	27	$ 515,000 - 630,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	22	7	99	3	$ 1,274,000 - 1,654,000
Lakewood
Canvas	2015	72	72	—	—	1	(8)
Claremont
Meadow Park	2017	95	5	2	90	5	$460,000 - 575,000

Riverside County:
Riverside
SkyRidge	2014	90	35	14	55	13	$ 500,000 - 560,000
TurnLeaf
Crossings	2014	42	28	11	14	9	$ 495,000 - 528,000
Coventry	2015	42	17	13	25	4	$ 535,000 - 565,000
Eastvale
Nexus	2015	220	123	33	97	28	$ 346,000 - 395,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	58	13	19	13	$ 332,000 - 394,000
Citrus Pointe	2015	132	55	17	77	11	$ 357,000 - 412,000
Yucaipa
Cedar Glen	2015	143	143	—	—	10	(8)
Chino
Laurel Lane	2017	70	—	6	70	—	$526,000 - 587,000
Alameda County
Newark
The Cove	2016	108	18	54	36	10	$ 706,000 - 811,000
The Strand	2016	157	24	37	42	16	$ 767,000 - 882,000
The Banks	2016	120	28	44	52	24	$ 865,000 - 950,000
The Tides	2016	75	20	30	32	16	$ 929,000 - 959,000
The Isles	2016	82	25	20	18	22	$ 1,028,000 - 1,108,000
Contra Costa County:
Pittsburgh
Vista Del Mar
Victory II	2014	104	104	—	—	4	(8)
CALIFORNIA TOTAL		2,468	1,166	432	1,039	337

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2017 (2)	Backlog at June 30, 2017 (3) (4)	Lots Owned as of June 30, 2017 (5)	Homes Closed for the Period Ended June 30, 2017	Estimated Sales Price Range (6)
ARIZONA
Maricopa County:
Queen Creek
Meridian
Harvest	2015	448	192	41	256	58	$ 207,990 - 257,990
Homestead	2015	313	85	21	228	29	$ 245,990 - 333,990
Harmony	2015	259	48	17	211	19	$ 275,990 - 298,990
Horizons	2016	161	22	19	139	13	$ 310,990 - 391,990
Mesa
Lehi Crossing
Settlers Landing	2012	235	231	4	4	30	(8)
Wagon Trail	2013	244	202	36	42	50	$ 259,990 - 341,990
Monument Ridge	2013	248	121	41	127	34	$ 296,990 - 414,990
Albany Village	2016	228	31	24	197	23	$ 193,990 - 256,990
Peoria
Rio Vista	2015	197	194	3	3	19	(8)
ARIZONA TOTAL		2,333	1,126	206	1,207	275

NEVADA
Clark County:
Las Vegas
Lyon Estates	2014	81	80	—	1	7	$ 408,000 - 532,000
Tuscan Cliffs	2015	76	29	3	47	2	$ 645,000 - 826,000
Brookshire
Estates	2015	35	31	1	4	4	$ 595,000 - 643,000
Heights	2015	98	60	21	38	22	$ 370,000 - 422,000
Las Vegas - Summerlin
Sterling Ridge
Grand	2014	137	90	14	47	8	$ 905,000 - 988,000
Premier	2014	62	62	—	—	2	(8)
Allegra	2016	88	36	14	52	6	$ 514,000 - 551,000
Silver Ridge	2016	83	17	13	37	5	$ 1,282,500 - 1,490,500
Affinity
Moda (7)	2017	192	—	10	192	—	$242,000 - 311,500
Evoke	2017	117	—	10	117	—	$334,000 - 432,000
Savu (7)	2017	96	—	7	96	—	$406,000 - 483,000
Revo (7)	2017	80	—	2	80	—	$445,000 - 485,000
Henderson
Lago Vista	2016	52	9	6	43	6	$ 790,000 - 878,000
The Peaks	2016	88	4	5	84	4	$ 485,000 - 509,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	242	218	17	24	29	$ 176,500 - 209,150
Series II	2014	187	41	5	146	6	$ 232,500 - 321,500
NEVADA TOTAL		1,714	677	128	1,008	101

COLORADO
Arapahoe County
Aurora
Southshore
Generations	2014	15	15	—	—	1	(8)
Signature	2015	7	7	—	—	1	(8)
The 40's Collection	2016	30	3	—	27	1	$ 423,000 - 497,000
Artistry	2016	61	35	9	26	18	$ 437,000 - 495,000
Signature II	2017	30	2	4	28	2	$488,000 - 533,000
Centennial
Greenfield	2016	35	17	16	18	8	$ 454,000 - 523,000
Douglas County
Castle Rock
Cliffside	2014	49	48	—	1	4	$ 518,000 - 596,000
Jefferson County
Arvada
Candelas
Generations	2015	50	42	1	8	8	$ 421,000 - 497,000
Tapestry	2015	26	14	2	12	6	$ 460,000 - 530,000
The 40's Collection	2017	40	—	2	40	—	$ 413,000 - 466,000
The 50's Collection	2017	85	—	1	85	—	$ 450,000 - 510,000
Leydon Rock

Garden	2014	60	41	10	19	6	$ 422,000 - 462,000
Park	2015	74	68	1	6	6	$ 407,000 - 462,000
Larimer County
Timnath
West Village at Timnath Ranch North
Park	2014	92	81	8	11	17	$ 380,000 - 430,000
Sonnet	2014	55	51	1	4	4	$ 398,000 - 470,000
The 40's Collection	2017	69	—	—	69	—	$ 380,500 - 446,500
The 50's Collection	2017	55	—	4	55	—	$ 410,000 - 490,000
Loveland
Lakes at Centerra	2015	88	49	20	39	14	$ 395,000 - 435,000
Denver County
Denver
Avion at Denver Connection
Summit	2017	93	—	7	93	—	$ 330,000 - 370,000
Horizon	2017	191	—	10	191	—	$ 282,000 - 336,000
Alpine	2017	101	—	2	101	—	$ 273,000 - 303,000
Westerly	2017	309	—	21	309	—	$ 246,000 - 276,000
Boulder County
Erie
Flatiron Meadows	2017	98	—	7	30	—	$462,000 - 564,000
COLORADO TOTAL		1,713	473	126	1,172	96

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2017 (2)	Backlog at June 30, 2017 (3) (4)	Lots Owned as of June 30, 2017 (5)	Homes Closed for the Period Ended June 30, 2017	Estimated Sales Price Range (6)
WASHINGTON (9)
King County:
Bryant Heights SF	2015	14	14	—	—	2	(8)
Bryant Heights NC	2017	36	—	4	36	—	$614,990 - 869,990
Bryant Heights MF	2016	39	27	9	12	26	$790,990 - 939,990
Highcroft at Sammamish	2016	121	71	24	50	34	$849,990 - 1,209,990
Peasley Canyon	2016	153	74	31	55	39	$389,990 - 489,990
Ridgeview Townhomes	2016	40	36	4	4	30	(8)
High Point Block 34	2017	54	2	33	52	2	$497,990 - 734,990
Upton at Crossroads Village (7)	2017	176	—	13	176	—	$574,990 - 854,990
The Cottages at North Bend	2017	37	—	11	37	—	$489,990 - 749,990
Snohomish County:
Silverlake Center	2015	100	100	—	—	1	(8)
Riverfront	2016	425	48	63	377	42	$ 284,990 - 529,990
Pierce County:
Ovation - Oak Tree (7)	2017	814	—	—	130	—	$ 321,500 - 446,500
WASHINGTON TOTAL		2,009	372	192	929	176

OREGON (9)
Clackamas County:
Villebois Zion III - Townhomes	2014	40	36	—	4	—	$269,990 - 309,990

Villebois Zion III - Cottage	2014	46	37	—	9	—	$299,990 - 429,990
Villebois Zion III - Alley	2015	51	32	—	19	—	$ 339,990 - 414,990
Villebois V Fasano	2016	93	46	21	47	9	$344,990 - 429,990
Grande Pointe at Villebois Alley	2016	40	23	10	17	12	$459,990 - 483,990
Grande Pointe at Villebois FL	2016	60	23	7	37	11	$529,990 - 599,990
Villebois Lund Cottages	2015	67	61	4	6	25	$ 339,990 - 344,990
Villebois Lund Townhomes	2015	42	38	4	4	10	(8)
Villebois Lund Alley	2016	96	33	5	63	22	$ 349,990 - 464,990
Villebois Village Parcel 80	2016	50	24	20	26	24	$ 259,990 - 309,990
Villebois Village Parcel 83	2016	31	31	—	—	13	(8)
Washington County:
Sequoia Village - Cornelius Pass	2016	157	112	33	45	49	$ 249,990 - 339,990
Twin Creeks	2014	94	94	—	—	2	(8)
Bethany West - Alley	2015	94	87	—	2	1	$ 429,990 - 489,990
Bethany West - Cottage	2015	61	60	—	1	—	$ 389,990 - 429,990
Bethany West - Traditional	2015	82	77	3	5	—	$ 569,990 - 649,990
Bethany West - Townhomes	2017	40	—	12	40	—	$569,990 - 664,990
Bethany West - Weisenfluh	2016	36	36	—	—	5	(8)
Bethany Round 2 - Alley	2016	25	13	6	12	13	$429,990 - 489,990
Bethany Round 2 - Cottage	2016	13	11	2	2	11	(8)
Bethany Round 2 - Traditional	2016	24	9	9	15	9	$569,990 - 609,990
Bull Mountain 1 NW River Terrace - Alley	2017	35	3	7	32	3	$399,990 - 429,990
Bull Mountain 1 NW River Terrace - Med/Std/Lrg	2016	116	25	22	39	25	$464,990 - 594,990
Bull Mountain 1 NW River Terrace - Townhomes	2017	64	2	18	44	2	$269,990 - 294,990
Bull Mountain 2 W River Terrace - Alley	2016	60	60	—	—	26	(8)
Bull Mountain 2 W River Terrace - Med/Std	2016	31	29	2	2	17	$ 474,990 - 614,990
Bull Mountain 2 W River Terrace - Townhomes	2016	46	37	5	9	37	$274,990 - 319,990
Bull Mountain 7 Dickson	2016	82	31	11	51	16	$ 549,990 - 779,990
Sunset Ridge	2015	104	104	—	—	3	(8)
OREGON TOTAL		1,780	1,174	201	531	345

Future Owned and Controlled (by County)					Lots Owned or Controlled as of June 30, 2017 (10)
CALIFORNIA
Orange County					475
San Diego County					63
Riverside County					216
Alameda County					705
Contra Costa County					296

ARIZONA
Maricopa County (11)				3,453
NEVADA
Nye County (11)				1,925
Clark County				428
COLORADO
Arapahoe County				218
Boulder County				192
Grand County				25
WASHINGTON
King County				589
Pierce County				684
Snohomish County				74
OREGON
Clackamas County				305
Washington County				2,999
TOTAL FUTURE				12,647

GRAND TOTALS	12,017	4,988	1,285	18,533	1,330

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

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of June 30, 2017, 1,201 represent homes that are completed or under construction.

(5)	Lots owned as of June 30, 2017 include lots in backlog at June 30, 2017.

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

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Project is completely sold out, therefore the sales price range is not applicable as of June 30, 2017.

(9)
The Company's Washington and Oregon segments were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed are from acquisition date through June 30, 2017.

(10)
Includes projects with lots owned as of June 30, 2017 that are expected to open for sale and have an estimated year of first delivery of 2018 or later, as well as lots controlled as of June 30, 2017, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2017. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

(11)	Represents a parcel of undeveloped land held for future sale. It is unknown when the Company plans to develop homes on this land.
Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.

Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; business combinations; and income taxes. Management believes that there have been no significant changes to these policies during the six months ended June 30, 2017, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at June 30, 2017 of $163.4 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the six months ended June 30, 2017 ranged between 3.75% and 4.25%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.6 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of June 30, 2017 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at June 30, 2017
	2017	2018	2019	2020	2021
Fixed rate debt	$6,468	$17,075	$150,000	$—	$—	$800,000	$973,543	$1,000,264
Interest rate	5.5 - 7.0%	7.0%	5.75%	—	—	5.875 - 7.0%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2017. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of June 30, 2017, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of June 30, 2017, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
On February 17, 2017, the Board of Directors of the Company approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $50 million of its Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. As of June 30, 2017, no shares have been repurchased under this program. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time.

The Company did not repurchase any of its equity securities during the three month period ended June 30, 2017.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

10.1+
Amendment No. 2 dated as of June 16, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent.

10.2	William Lyon Homes Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2017).

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: August 8, 2017	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

10.1+
Amendment No. 2 dated as of June 16, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent.

10.2	William Lyon Homes Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2017).

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

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