Form 10-Q
period 2017-09-30
WILLIAM LYON HOMES
filed 2017-11-03
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2017
Common stock, Class A, par value $0.01	28,007,366
Common stock, Class B, par value $0.01	3,813,884

WILLIAM LYON HOMES

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; minority interest from our homebuilding joint ventures; timing of project openings; leverage ratios and compliance with debt covenants; revenues and average selling prices of deliveries; sales price ranges for active and future communities; global and domestic economic conditions; market and industry trends; cycle times; profitability and gross margins; cost of revenues; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; debt maturities; business and operational strategies and the anticipated effects thereof; anticipated debt paydowns; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this quarterly report on Form 10-Q will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: adverse weather conditions and impact from natural disasters, such as the recent fire activity in Northern California; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; the availability and timing of mortgage financing; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; potential changes to the corporate and individual tax code at the federal, state and local level; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; defects in manufactured products or other homebuilding materials; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; terrorism or other hostilities involving the United States and other geopolitical risks; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations and compliance therewith; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	September 30, 2017	December 31, 2016
	(unaudited)	(as adjusted, refer to Note 1)
ASSETS
Cash and cash equivalents — Note 1	$43,604	$42,612
Receivables	9,719	9,538
Escrow proceeds receivable	228	85
Real estate inventories — Note 5	1,855,658	1,771,998
Investment in unconsolidated joint ventures — Note 3	8,225	7,282
Goodwill	66,902	66,902
Intangibles, net of accumulated amortization of $4,640 as of September 30, 2017 and December 31, 2016	6,700	6,700
Deferred income taxes	73,597	75,751
Lease right-of-use assets	15,074	13,129
Other assets, net	21,152	17,283
Total assets	$2,100,859	$2,011,280
LIABILITIES AND EQUITY
Accounts payable	$84,116	$74,282
Accrued expenses	93,140	92,919
Notes payable — Note 6:
Revolving credit facility	50,000	29,000
Seller financing	5,226	24,692
Joint venture notes payable	105,785	102,076
Subordinated amortizing notes due December 1, 2017— Note 6	1,619	7,225
5 3/4% Senior Notes due April 15, 2019 — Note 6	149,226	148,826
8 1/2% Senior Notes due November 15, 2020 — Note 6	—	422,817
7% Senior Notes due August 15, 2022 — Note 6	346,556	346,014
5 7/8% Senior Notes due January 31, 2025 — Note 6	439,221	—
	1,274,889	1,247,851
Commitments and contingencies — Note 12
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 29,193,050 and 28,909,781 shares issued, 28,043,563 and 27,907,724 shares outstanding at September 30, 2017 and December 31, 2016, respectively	289	290
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 3,813,884 shares issued and outstanding at September 30, 2017 and December 31, 2016	38	38
Additional paid-in capital	421,626	419,099
Retained earnings	314,031	277,659
Total William Lyon Homes stockholders’ equity	735,984	697,086
Noncontrolling interests — Note 2	89,986	66,343
Total equity	825,970	763,429
Total liabilities and equity	$2,100,859	$2,011,280
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating revenue
Home sales	$490,304	$342,628	$1,171,791	$928,982
Construction services — Note 1	35	86	94	3,810
	490,339	342,714	1,171,885	932,792
Operating costs
Cost of sales — homes	(401,700)	(285,896)	(973,212)	(769,705)
Construction services — Note 1	(35)	(86)	(41)	(3,458)
Sales and marketing	(21,935)	(18,246)	(57,924)	(51,351)
General and administrative	(22,951)	(17,360)	(61,447)	(51,879)
Other	(548)	198	(1,548)	(612)
	(447,169)	(321,390)	(1,094,172)	(877,005)
Operating income	43,170	21,324	77,713	55,787
Equity in income of unconsolidated joint ventures	1,160	1,435	2,622	3,810
Other (loss) income, net	(365)	2,050	(12)	2,803
Income before extinguishment of debt	43,965	24,809	80,323	62,400
Loss on extinguishment of debt	—	—	(21,828)	—
Income before provision for income taxes	43,965	24,809	58,495	62,400
Provision for income taxes — Note 9	(13,905)	(8,295)	(17,480)	(20,859)
Net income	30,060	16,514	41,015	41,541
Less: Net income attributable to noncontrolling interests	(2,642)	(3,445)	(4,643)	(4,897)
Net income available to common stockholders	$27,418	$13,069	$36,372	$36,644
Income per common share:
Basic	$0.74	$0.36	$0.98	$1.00
Diluted	$0.71	$0.34	$0.95	$0.96
Weighted average common shares outstanding:
Basic	37,059,483	36,801,464	37,007,144	36,746,727
Diluted	38,583,341	38,333,027	38,381,292	38,314,021
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2016	32,724	$328	$419,099	$277,659	$66,343	$763,429
Net income	—	—	—	36,372	4,643	41,015
Cash contributions from members of consolidated entities	—	—	—	—	58,829	58,829
Cash distributions to members of consolidated entities	—	—	—	—	(39,829)	(39,829)
Repurchases of common stock	(102)	(1)	(2,283)	—	—	(2,284)
Shares remitted to Company to satisfy employee tax obligations	(76)	—	(1,450)	—	—	(1,450)
Stock based compensation expense	461	—	6,260	—	—	6,260
Balance - September 30, 2017	33,007	$327	$421,626	$314,031	$89,986	$825,970
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating activities
Net income	$41,015	$41,541
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,426	1,506
Net change in deferred income taxes	2,154	(2)
Stock based compensation expense	6,260	4,087
Equity in earnings of unconsolidated joint ventures	(2,622)	(3,810)
Distributions from unconsolidated joint ventures	1,840	896
Loss on extinguishment of debt	21,828	—
Net changes in operating assets and liabilities:
Restricted cash	—	504
Receivables	(342)	442
Escrow proceeds receivable	(143)	3,041
Real estate inventories	(98,980)	(146,678)
Other assets	(3,536)	2,806
Accounts payable	9,834	1,040
Accrued expenses	(1,724)	11,649
Net cash used in operating activities	(22,990)	(82,978)
Investing activities
Collection of related party note receivable	—	6,188
Purchases of property and equipment	(2,416)	(773)
Net cash (used in) provided by investing activities	(2,416)	5,415
Financing activities
Proceeds from borrowings on notes payable	105,109	111,992
Principal payments on notes payable	(101,400)	(91,250)
Redemption premium of 8.5% Senior Notes	(19,645)	—
Principal payments of 8.5% Senior Notes	(425,000)	—
Proceeds from issuance of 5.875% Senior Notes	446,468	—
Proceeds from borrowings on Revolver	275,000	198,000
Payments on Revolver	(254,000)	(167,000)
Principal payments on subordinated amortizing notes	(5,606)	(5,096)
Payment of deferred loan costs	(9,794)	(792)
Shares remitted to, or withheld by the Company for employee tax withholding	(1,450)	(918)
Payments to repurchase common stock	(2,284)	—
Excess income tax benefit from stock based awards	—	(238)
Noncontrolling interest contributions	58,829	36,140
Noncontrolling interest distributions	(39,829)	(12,768)
Net cash provided by financing activities	26,398	68,070
Net decrease in cash and cash equivalents	992	(9,493)
Cash and cash equivalents — beginning of period	42,612	50,203
Cash and cash equivalents — end of period	$43,604	$40,710
Supplemental disclosures:
Cash paid during the period for income taxes	$17,079	$6,914
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,213	$1,353
Issuance of note payable related to land acquisition	$—	$32,419
Accrued deferred loan costs	$—	$43
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2017 and December 31, 2016 and revenues and expenses for the three and nine month periods ended September 30, 2017 and 2016. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three and nine months ended September 30, 2017, the Company had one and two land parcel sales, respectively, that resulted in a negligible loss for both periods then ended. During the three and nine months ended September 30, 2016, the Company had two and five land parcel sales, respectively, that resulted in a $2.7 million gain for both periods then ended.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the nine months ended September 30, 2017 and 2016, are as follows (in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Warranty liability, beginning of period	$14,174	$18,117
Warranty provision during period	7,695	7,086
Warranty payments during period	(9,419)	(10,579)
Warranty charges related to construction services projects	120	128
Warranty liability, end of period	$12,570	$14,752
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 6, is capitalized to qualifying real estate projects under development. Interest activity for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest incurred	$18,112	$21,293	$56,359	$62,112
Less: Interest capitalized	18,112	21,293	56,359	62,112
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$28,374	$14,898	$55,532	$54,576
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2017 and December 31, 2016. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
The balance sheet as of December 31, 2016 was adjusted using the modified retrospective transition approach which resulted in the following adjusted balances (in thousands):

	December 31, 2016	Lease adoption adjustments	December 31, 2016
			(as adjusted)
Lease right-of-use assets	—	$13,129	$13,129
Total assets	1,998,151	13,129	2,011,280

Accrued expenses	79,790	13,129	92,919
Total liabilities and equity	1,998,151	13,129	2,011,280
The Company's existing material leases were all considered operating leases under the new leasing standard and as a result, no adjustment to previously reported lease expense was incurred for prior periods presented.
–Derecognized obligations of $19.8 million relating to cash received from a sale-leaseback transaction that was previously classified within Accrued expenses.
Refer to Note 12 for more details regarding leases as of September 30, 2017 and its comparative period.

Note 2—Variable Interest Entities and Noncontrolling Interests
As of September 30, 2017 and December 31, 2016, the Company was party to twelve and eleven joint ventures for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of September 30, 2017 and December 31, 2016.
As of September 30, 2017, the assets of the consolidated VIEs totaled $243.7 million, of which $8.8 million was cash and cash equivalents and $250.6 million was real estate inventories. The liabilities of the consolidated VIEs totaled $115.8 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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
Note 3—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues	$5,368	$5,397	$13,830	$14,675
Cost of sales	(2,781)	(2,521)	(7,936)	(7,043)
Income of unconsolidated joint ventures	$2,587	$2,876	$5,894	$7,632

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three and nine months ended September 30, 2017, and 2016, the Company recorded income of $1.2 million and $2.6 million, and $1.4 million and $3.8 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	September 30, 2017	December 31, 2016
Assets
Cash	$12,051	$10,208
Loans held for sale	26,929	18,791
Accounts receivable	585	764
Other assets	156	56
Total Assets	$39,721	$29,819

Liabilities and Equity
Accounts payable	$362	$694
Accrued expenses	1,314	1,026
Credit lines payable	25,706	17,748
Other liabilities	24	17
Members equity	12,315	10,334
Total Liabilities and Equity	$39,721	$29,819
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating revenue:
California (1)	$230,960	$111,520	$462,277	$309,199
Arizona	39,607	28,758	118,695	85,399
Nevada	42,966	49,600	103,448	128,996
Colorado	24,811	35,316	77,149	85,885
Washington	71,788	42,247	185,523	112,512
Oregon	80,207	75,273	224,793	210,801
Total operating revenue	$490,339	$342,714	$1,171,885	$932,792

(1) Operating revenue in the California segment includes construction services revenue.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Income before provision for income taxes:
California	$31,150	$10,364	$53,907	$28,252
Arizona	3,388	2,542	11,102	7,537
Nevada	4,372	5,291	7,811	12,587
Colorado	969	2,342	2,519	3,643
Washington	6,164	2,899	10,249	6,767
Oregon	10,708	9,466	25,847	27,452
Corporate	(12,786)	(8,095)	(31,112)	(23,838)
Income before extinguishment of debt	$43,965	$24,809	$80,323	$62,400
Corporate - Loss on extinguishment of debt	$—	$—	$(21,828)	$—
Income before provision for income taxes	$43,965	$24,809	$58,495	$62,400

	September 30, 2017	December 31, 2016
Homebuilding assets:		(as adjusted, refer to Note 1)
California	$704,313	$716,955
Arizona	182,588	191,581
Nevada	218,060	189,248
Colorado	154,422	124,580
Washington	324,358	343,973
Oregon	302,332	238,766
Corporate (1)	214,786	206,177
Total homebuilding assets	$2,100,859	$2,011,280

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, lease right-of-use assets, and other assets.

Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Real estate inventories:
Land deposits	$61,123	$50,429
Land and land under development	888,091	1,069,001
Homes completed and under construction	804,338	545,310
Model homes	102,106	107,258
Total	$1,855,658	$1,771,998

Note 6—Senior Notes, Secured, and Unsecured Indebtedness
Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Notes payable:
Revolving credit facility	$50,000	$29,000
Seller financing	5,226	24,692
Joint venture notes payable	105,785	102,076
Total notes payable	161,011	155,768

Subordinated amortizing notes	1,619	7,225

Senior notes:
5 3/4% Senior Notes due April 15, 2019	149,226	148,826
8 1/2% Senior Notes due November 15, 2020	—	422,817
7% Senior Notes due August 15, 2022	346,556	346,014
5 7/8% Senior Notes due January 31, 2025	439,221	—
Total senior notes	935,003	917,657

Total notes payable and senior notes	$1,097,633	$1,080,650

As of September 30, 2017, the maturities of the Notes payable, Subordinated amortizing notes, 5 3/4% Senior Notes, 7% Senior Notes, and 5 7/8% Senior Notes are as follows (in thousands):

Year Ending December 31,
2017	5,335
2018	47,238
2019	231,806
2020	28,251
2021	—
Thereafter	800,000
$1,112,630
Maturities above exclude premium on the 7% Senior Notes of $0.8 million, discount on the 5 7/8% Senior Notes of $3.3 million, and deferred loan costs on the 5 3/4%, 7%, and 5 7/8% Senior Notes of $12.5 million as of September 30, 2017.

Notes Payable
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
In January 2017, the Company entered into an amendment which modifies the definition of Tangible Net Worth for purposes of calculating the Leverage Ratio covenant under the Second Amended Facility, so as to exclude any reduction in

Tangible Net Worth (as defined therein) that occurs as a result of the costs related to payment of any call premium or any other costs associated with the refinancing transaction and the redemption of outstanding 8.5% Notes. The Company was in compliance with all covenants under the Second Amended Facility as of September 30, 2017.
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of September 30, 2017, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of September 30, 2017 and December 31, 2016, the Company had $50.0 million and $29.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 6.25% and 4.75%, respectively as well as letters of credit for $0.8 million and $8.0 million, respectively.
Seller Financing
At September 30, 2017, the Company had $5.2 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018. During the nine months ended September 30, 2017, the Company paid in full a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum, was secured by the underlying land, and was paid upon maturity in August 2017. This note was entered into with a related party. Refer to Note 8 for more details regarding the related party transaction.
Joint Venture Notes Payable
The Company and certain of its consolidated joint ventures have entered into notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate are listed in the table below as of September 30, 2017 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$16.7		September, 2018	4.24%	(1)
January, 2016	35.0	31.8		February, 2019	4.48%	(2)
November, 2015	42.5	19.3		May, 2018	5.25%	(1)
July, 2015	15.0	3.6		July, 2018	4.75%	(3)
November, 2014	7.0	3.7	(4)	November, 2017	4.75%	(3)
November, 2014	15.0	—		November, 2017	4.75%	(3)
March, 2014	26.0	2.4		April, 2018	4.24%	(1)
July, 2017	46.2	28.3		August, 2020	4.46%	(5)
	$220.1	$105.8
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%.
(3) Loan bears interest at the prime rate +0.5%.
(4) The Company anticipates paying the borrowings in full upon the maturity date from proceeds from homes closed in the respective project.
(5) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.

The joint venture notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of September 30, 2017.

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of September 30, 2017 and December 31, 2016, the amortizing notes had an unamortized carrying value of $1.6 million and $7.2 million, respectively.

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
As of September 30, 2017, the outstanding principal amount of the 5.75% Notes was $150 million, excluding deferred loan costs of $0.8 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $450 million in aggregate principal amount of 5.875% Senior Notes due 2020 and $350 million in aggregate principal amount of 7.00% Notes due 2019, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

During the nine months ended September 30, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2025, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of September 30, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the nine months ended September 30, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.

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
As of September 30, 2017 the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.8 million and deferred loan costs of $4.2 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019, as described above, and $450 million in aggregate principal amount of 5.875% Senior Notes due 2020, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of September 30, 2017. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of September 30, 2017, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.3 million and deferred loan costs of $7.5 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 7.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of September 30, 2017.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of September 30, 2017 and December 31, 2016; consolidating statements of operations for the three and nine months ended September 30, 2017 and 2016; and consolidating statements of cash flows for the nine month periods ended September 30, 2017 and 2016, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of September 30, 2017 and December 31, 2016, and for the nine month periods ended September 30, 2017 and 2016.
The consolidating balance sheet as of December 31, 2016 was adjusted to reflect the adoption of ASU 2016-02 (see Note 1).

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of September 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$34,727	$(328)	$9,205	$—	$43,604
Receivables	—	4,048	1,760	3,911	—	9,719
Escrow proceeds receivable	—	228	—	—	—	228
Real estate inventories	—	900,390	697,824	257,444	—	1,855,658
Investment in unconsolidated joint ventures	—	8,075	150	—	—	8,225
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	73,597	—	—	—	73,597
Lease right-of-use assets	—	15,074	—	—	—	15,074
Other assets, net	—	18,762	1,896	494	—	21,152
Investments in subsidiaries	735,984	(18,249)	(575,925)	—	(141,810)	—
Intercompany receivables	—	—	241,160	—	(241,160)	—
Total assets	$735,984	$1,050,861	$425,930	$271,054	$(382,970)	$2,100,859
LIABILITIES AND EQUITY
Accounts payable	$—	$48,450	$25,061	$10,605	$—	$84,116
Accrued expenses	—	88,318	4,719	103	—	93,140
Notes payable	—	55,226	—	105,785	—	161,011
Subordinated amortizing notes	—	1,619	—	—	—	1,619
5 3/4% Senior Notes	—	149,226	—	—	—	149,226
7% Senior Notes	—	346,556	—	—	—	346,556
5 7/8% Senior Notes	—	439,221	—	—	—	439,221
Intercompany payables	—	158,338	—	82,822	(241,160)	—
Total liabilities	—	1,286,954	29,780	199,315	(241,160)	1,274,889
Equity
William Lyon Homes stockholders’ equity (deficit)	735,984	(236,091)	396,150	(18,249)	(141,810)	735,984
Noncontrolling interests	—	(2)	—	89,988	—	89,986
Total liabilities and equity	$735,984	$1,050,861	$425,930	$271,054	$(382,970)	$2,100,859

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(as adjusted)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$36,204	$272	$6,136	$—	$42,612
Receivables	—	2,989	3,303	3,246	—	9,538
Escrow proceeds receivable	—	85	—	—	—	85
Real estate inventories	—	910,594	645,341	216,063	—	1,771,998
Investment in unconsolidated joint ventures	—	7,132	150	—	—	7,282
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	75,751	—	—	—	75,751
Lease right-of-use assets	—	13,129	—	—	—	13,129
Other assets, net	—	15,779	1,089	415	—	17,283
Investments in subsidiaries	697,086	(23,736)	(573,650)	—	(99,700)	—
Intercompany receivables	—	—	252,860	—	(252,860)	—
Total assets	$697,086	$1,052,136	$388,758	$225,860	$(352,560)	$2,011,280
LIABILITIES AND EQUITY
Accounts payable	$—	$52,380	$16,416	$5,486	$—	$74,282
Accrued expenses	—	88,185	4,636	98	—	92,919
Notes payable	—	50,713	2,979	102,076	—	155,768
Subordinated amortizing notes	—	7,225	—	—	—	7,225
5 3/4% Senior Notes	—	148,826	—	—	—	148,826
8 1/2% Senior Notes	—	422,817	—	—	—	422,817
7% Senior Notes	—	346,014	—	—	—	346,014
Intercompany payables	—	177,267	—	75,593	(252,860)	—
Total liabilities	—	1,293,427	24,031	183,253	(252,860)	1,247,851
Equity
William Lyon Homes stockholders’ equity (deficit)	697,086	(241,291)	364,727	(23,736)	(99,700)	697,086
Noncontrolling interests	—	—	—	66,343	—	66,343
Total liabilities and equity	$697,086	$1,052,136	$388,758	$225,860	$(352,560)	$2,011,280

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$211,317	$218,033	$60,954	$—	$490,304
Construction services	—	35	—	—	—	35
Management fees	—	(1,899)	—	—	1,899	—
	—	209,453	218,033	60,954	1,899	490,339
Operating costs
Cost of sales	—	(165,392)	(181,184)	(53,225)	(1,899)	(401,700)
Construction services	—	(35)	—	—	—	(35)
Sales and marketing	—	(7,904)	(11,521)	(2,510)	—	(21,935)
General and administrative	—	(19,171)	(3,780)	—	—	(22,951)
Other	—	(635)	86	1	—	(548)
	—	(193,137)	(196,399)	(55,734)	(1,899)	(447,169)
Income from subsidiaries	27,418	6,162	—	—	(33,580)	—
Operating income	27,418	22,478	21,634	5,220	(33,580)	43,170
Equity in income from unconsolidated joint ventures	—	819	341	—	—	1,160
Other income (expense), net	—	47	(4)	(408)	—	(365)
Income before provision for income taxes	27,418	23,344	21,971	4,812	(33,580)	43,965
Provision for income taxes	—	(13,905)	—	—	—	(13,905)
Net income	27,418	9,439	21,971	4,812	(33,580)	30,060
Less: Net income attributable to noncontrolling interests	—	—	—	(2,642)	—	(2,642)
Net income available to common stockholders	$27,418	$9,439	$21,971	$2,170	$(33,580)	$27,418

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$105,962	$181,594	$55,072	$—	$342,628
Construction services	—	86	—	—	—	86
Management fees	—	(1,541)	—	—	1,541	—
	—	104,507	181,594	55,072	1,541	342,714
Operating costs
Cost of sales	—	(84,652)	(151,306)	(48,397)	(1,541)	(285,896)
Construction services	—	(86)	—	—	—	(86)
Sales and marketing	—	(6,205)	(9,774)	(2,267)	—	(18,246)
General and administrative	—	(14,268)	(3,091)	(1)	—	(17,360)
Other	—	140	69	(11)	—	198
	—	(105,071)	(164,102)	(50,676)	(1,541)	(321,390)
Income from subsidiaries	13,069	3,548	—	—	(16,617)	—
Operating income (loss)	13,069	2,984	17,492	4,396	(16,617)	21,324
Equity in income from unconsolidated joint ventures	—	1,140	295	—	—	1,435
Other income (expense), net	—	2,550	(19)	(481)	—	2,050
Income (loss) before provision for income taxes	13,069	6,674	17,768	3,915	(16,617)	24,809
Provision for income taxes	—	(8,295)	—	—	—	(8,295)
Net income (loss)	13,069	(1,621)	17,768	3,915	(16,617)	16,514
Less: Net income attributable to noncontrolling interests	—	—	—	(3,445)	—	(3,445)
Net income (loss) available to common stockholders	$13,069	$(1,621)	$17,768	$470	$(16,617)	$13,069

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$505,006	$535,828	$130,957	$—	$1,171,791
Construction services	—	94	—	—	—	94
Management fees	—	(3,501)	—	—	3,501	—
	—	501,599	535,828	130,957	3,501	1,171,885
Operating costs
Cost of sales	—	(408,420)	(445,737)	(115,554)	(3,501)	(973,212)
Construction services	—	(41)	—	—	—	(41)
Sales and marketing	—	(21,479)	(29,241)	(7,204)	—	(57,924)
General and administrative	—	(49,285)	(12,161)	(1)	—	(61,447)
Other	—	(1,786)	232	6	—	(1,548)
	—	(481,011)	(486,907)	(122,753)	(3,501)	(1,094,172)
Income from subsidiaries	36,372	13,328	—	—	(49,700)	—
Operating income	36,372	33,916	48,921	8,204	(49,700)	77,713
Equity in income from unconsolidated joint ventures	—	1,743	879	—	—	2,622
Other income (expense), net	—	1,072	(10)	(1,074)	—	(12)
Income before extinguishment of debt	36,372	36,731	49,790	7,130	(49,700)	80,323
Loss on extinguishment of debt	—	(21,828)	—	—	—	(21,828)
Income (loss) before provision for income taxes	36,372	14,903	49,790	7,130	(49,700)	58,495
Provision for income taxes	—	(17,480)	—	—	—	(17,480)
Net income (loss)	36,372	(2,577)	49,790	7,130	(49,700)	41,015
Less: Net income attributable to noncontrolling interests	—	—	—	(4,643)	—	(4,643)
Net income (loss) available to common stockholders	$36,372	$(2,577)	$49,790	$2,487	$(49,700)	$36,372

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$344,459	$494,597	$89,926	$—	$928,982
Construction services	—	3,810	—	—	—	3,810
Management fees	—	(2,587)	—	—	2,587	—
	—	345,682	494,597	89,926	2,587	932,792
Operating costs
Cost of sales	—	(276,481)	(411,339)	(79,298)	(2,587)	(769,705)
Construction services	—	(3,458)	—	—	—	(3,458)
Sales and marketing	—	(18,080)	(26,731)	(6,540)	—	(51,351)
General and administrative	—	(41,749)	(10,129)	(1)	—	(51,879)
Other	—	(587)	(14)	(11)	—	(612)
	—	(340,355)	(448,213)	(85,850)	(2,587)	(877,005)
Income from subsidiaries	36,644	7,472	—	—	(44,116)	—
Operating income	36,644	12,799	46,384	4,076	(44,116)	55,787
Equity in income from unconsolidated joint ventures	—	3,001	809	—	—	3,810
Other income (expense), net	—	3,873	(34)	(1,036)	—	2,803
Income (loss) before provision for income taxes	36,644	19,673	47,159	3,040	(44,116)	62,400
Provision for income taxes	—	(20,859)	—	—	—	(20,859)
Net income (loss)	36,644	(1,186)	47,159	3,040	(44,116)	41,541
Less: Net income attributable to noncontrolling interests	—	—	—	(4,897)	—	(4,897)
Net income (loss) available to common stockholders	$36,644	$(1,186)	$47,159	$(1,857)	$(44,116)	$36,644

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(2,526)	$2,452	$4,366	$(29,808)	$2,526	$(22,990)
Investing activities
Purchases of property and equipment	—	(1,781)	(572)	(63)	—	(2,416)
Investments in subsidiaries	—	7,841	2,275	—	(10,116)	—
Net cash provided by (used in) investing activities	—	6,060	1,703	(63)	(10,116)	(2,416)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	105,109	—	105,109
Principal payments on notes payable	—	—	—	(101,400)	—	(101,400)
Redemption premium of 8.5% Senior Notes	—	(19,645)	—	—	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)	—	—	—	(425,000)
Proceeds from issuance of 5.875% Senior Notes	—	446,468	—	—	—	446,468
Proceeds from borrowings on Revolver	—	275,000	—	—	—	275,000
Payments on Revolver	—	(254,000)	—	—	—	(254,000)
Principal payments on subordinated amortizing notes	—	(5,606)	—	—	—	(5,606)
Payment of deferred loan costs	—	(9,794)	—	—	—	(9,794)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(1,450)	—	—	—	(1,450)
Payments to repurchase common stock	—	(2,284)	—	—	—	(2,284)
Noncontrolling interest contributions	—	—	—	58,829	—	58,829
Noncontrolling interest distributions	—	—	—	(39,829)	—	(39,829)
Advances to affiliates	—	—	(18,367)	3,000	15,367	—
Intercompany receivables/payables	2,526	(13,678)	11,698	7,231	(7,777)	—
Net cash provided by (used in) financing activities	2,526	(9,989)	(6,669)	32,940	7,590	26,398
Net (decrease) increase in cash and cash equivalents	—	(1,477)	(600)	3,069	—	992
Cash and cash equivalents - beginning of period	—	36,204	272	6,136	—	42,612
Cash and cash equivalents - end of period	$—	$34,727	$(328)	$9,205	$—	$43,604

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(2,931)	$18,174	$(35,182)	$(65,970)	$2,931	$(82,978)
Investing activities
Collection of related party note receivable	—	6,188	—	—	—	6,188
Purchases of property and equipment	—	(809)	56	(20)	—	(773)
Investments in subsidiaries	—	(1,727)	46,801	—	(45,074)	—
Net cash provided by (used in) investing activities	—	3,652	46,857	(20)	(45,074)	5,415
Financing activities
Proceeds from borrowings on notes payable	—	2,211	—	109,781	—	111,992
Principal payments on notes payable	—	(10,440)	—	(80,810)	—	(91,250)
Proceeds from borrowings on Revolver	—	198,000	—	—	—	198,000
Payments on revolver	—	(167,000)	—	—	—	(167,000)
Principal payments on subordinated amortizing notes	—	(5,096)	—	—	—	(5,096)
Payment of deferred loan costs	—	(792)	—	—	—	(792)
Shares remitted to or withheld by Company for employee tax withholding	—	(918)	—	—	—	(918)
Excess income tax benefit from stock based awards	—	(238)	—	—	—	(238)
Noncontrolling interest contributions	—	—	—	36,140	—	36,140
Noncontrolling interest distributions	—	—	—	(12,768)	—	(12,768)
Advances to affiliates	—	—	(4,479)	11,056	(6,577)	—
Intercompany receivables/payables	2,931	(46,182)	(9,391)	3,922	48,720	—
Net cash provided by (used in) financing activities	2,931	(30,455)	(13,870)	67,321	42,143	68,070
Net (decrease) increase in cash and cash equivalents	—	(8,629)	(2,195)	1,331	—	(9,493)
Cash and cash equivalents - beginning of period	—	44,332	2,723	3,148	—	50,203
Cash and cash equivalents - end of period	$—	$35,703	$528	$4,479	$—	$40,710

Note 7—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2017 and December 31, 2016, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$161,011	$161,011	$155,768	$155,768
Subordinated amortizing notes	1,619	1,700	7,225	7,478
5 3/4% Senior Notes due 2019	149,226	151,875	148,826	151,125
8 1/2% Senior Notes due 2020	—	—	422,817	444,125
7% Senior Notes due 2022	346,556	362,250	346,014	363,125
5 7/8% Senior Notes due 2025	439,221	462,375	—	—
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

Note 8—Related Party Transactions

In August 2016 the Company acquired certain lots within a master planned community located in Aurora, Colorado, for an overall purchase price of approximately $9.3 million, from an entity managed by an affiliate of Paulson & Co., Inc. (“Paulson”). WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of Paulson, held over 5% of Parent’s outstanding Class A common stock during the nine months ended September 30, 2017. A portion of the acquisition price for the lots was paid in the form of a seller note with a principal amount of approximately $3.0 million, which was paid upon maturity in August 2017. The Company believes that the transaction, including the terms of the seller note, was on terms no less favorable than it would have agreed to with unrelated parties.
Note 9—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 31.6% and 29.9%, and 33.4% and 33.4% for the three and nine months ended September 30, 2017 and 2016, respectively. The significant drivers of the effective tax rate are the loss on extinguishment of debt resulting from the retirement of the 8.5% Notes (see Note 6), allocation of income to noncontrolling interests and the domestic production activities deduction.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2017, the Company had no valuation allowance recorded.
At September 30, 2017, the Company had no remaining federal net operating loss carryforwards and $56.5 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of September 30, 2017, the Company had unused federal and state built-in losses of $52.1 million and $7.3 million, respectively. The five year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at September 30, 2017, which have an indefinite life.
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
Note 10—Income Per Common Share
Basic and diluted income per common share for the three and nine months ended September 30, 2017 and 2016 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Basic weighted average number of common shares outstanding	37,059,483	36,801,464	37,007,144	36,746,727
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,523,858	636,633	1,374,148	672,364
Tangible equity units	—	894,930	—	894,930
Diluted average shares outstanding	38,583,341	38,333,027	38,381,292	38,314,021
Net income available to common stockholders	$27,418	$13,069	$36,372	$36,644
Basic income per common share	$0.74	$0.36	$0.98	$1.00
Dilutive income per common share	$0.71	$0.34	$0.95	$0.96
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	240,000	240,000	240,000	240,000
Warrants	—	1,907,551	—	1,907,551
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
During the three months ended September 30, 2017, the Company granted 6,434 shares of time-based restricted stock and during the nine months ended September 30, 2017, the Company granted 259,677 shares of time-based restricted stock and 553,909 shares of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and nine months ended September 30, 2017 and 2016 of $3.1 million and $6.3 million, and $1.5 million and $4.1 million, respectively.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the nine months ended September 30, 2017, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2017 fiscal year. For each of the aforementioned awards, one-third of the Earned Shares will vest on March 1st of each of 2018, 2019 and 2020, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of September 30, 2017, management determined that the currently available data was sufficient to support that the achievement of the minimum threshold for one of the performance targets is probable, and as such, compensation expense of $1.5 million has been recognized for these awards to date.

Time-Based Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the three months ended September 30, 2017, representing 6,434 shares of restricted stock, all shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on July 27th of each of 2018 and 2019, in each case subject to each grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain employees and non-employee directors during the nine months ended September 30, 2017, representing 259,677 shares of restricted stock, 172,857 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2018, 2019 and 2020, 45,111 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2018 and 2019, and 6,434 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on July

27th of each of 2018 and 2019, in each case subject to each grantee’s continued service through each vesting date, and 35,275 of such shares vest in equal quarterly installments on each of June 1, 2017, September 1, 2017, December 1, 2017 and March 1, 2018, subject to each grantee’s continued service on the board through each vesting date.

Note 12—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of September 30, 2017, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
The Company had outstanding performance and surety bonds of $209.6 million at September 30, 2017, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2017, the Company had $181.0 million of project commitments relating to the construction of projects.
See Note 6 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of September 30, 2017, the Company has made non-refundable deposits of $61.1 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $455.4 million as of September 30, 2017.

Lease Obligations
As described more fully in Note 1, as of April 1, 2017, the Company adopted the provisions of ASU 2016-02 and recognized lease obligations and associated ROU assets for its existing non-cancelable leases. Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $15.9 million as of September 30, 2017 and $13.1 million as of December 31, 2016. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Lease cost
Operating lease cost	$1,646	$1,006	$4,405	$2,874
Sublease income	(29)	(29)	(87)	(87)
Total lease cost	$1,617	$977	$4,318	$2,787

Other information
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,621	$811	$3,879	$2,410
Right-of-use assets obtained in exchange for new operating lease liabilities	$155	$740	$5,213	$1,353
Weighted-average discount rate	6.6%	6.6%	6.6%	6.6%

	September 30, 2017	December 31, 2016
Weighted-average remaining lease term (in years)	3.79	5.16
The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2017 (in thousands).

Year Ending December 31,
2017	$1,703
2018	6,673
2019	3,740
2020	2,556
2021	2,398
Thereafter	1,782
Total	$18,852
Note 13—Subsequent Events

No events have occurred subsequent to September 30, 2017, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, and Washington. The Company’s core markets include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, and Seattle. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 101,000 homes. For the nine months ended September 30, 2017 (the "2017 period"), the Company had revenues from homes sales of $1,171.8 million, a 26% increase from $929.0 million for the nine months ended September 30, 2016 (the "2016 period"), which includes results from all reportable operating segments. The Company had net new home orders of 2,656 homes in the 2017 period, a 20% increase from 2,211 in the 2016 period, while the average sales price ("ASP") for homes closed increased 9% to $537,300 in the 2017 period from $494,400 in the 2016 period.
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
Results of Operations
In the nine months ended September 30, 2017, the Company delivered 2,181 homes, with an ASP of approximately $537,300, and recognized home sales revenue of $1,171.8 million. The Company generated net income available to common shareholders of $36.4 million for the nine months ended September 30, 2017, and income per share of $0.98. The Company's net income was largely reduced by loss from extinguishment of debt of $21.8 million from the refinance of Senior Notes during the period. The Company continues to see positive trends in orders, price appreciation in certain projects, and our average sales price of homes in backlog is approximately $578,900 as of September 30, 2017, which is 8% higher than the average sales price of homes closed for the nine months ended September 30, 2017 of $537,300.
As of September 30, 2017, the Company's average community count for the nine month period then ended was 85 locations. We had a consolidated backlog of 1,208 homes sold but not closed, with an associated sales value of $699.3 million, representing a 13% increase in units, and a 18% increase in dollar value, as compared to the backlog at September 30, 2016.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 16.9% and 22.5%, respectively, for the nine months ended September 30, 2017, as compared to 17.1% and 23.5%, respectively, for the nine months ended September 30, 2016.
Comparisons of the Three Months Ended September 30, 2017 to September 30, 2016
Revenues from homes sales increased 43% to $490.3 million during the three months ended September 30, 2017, compared to $342.6 million during the three months ended September 30, 2016. The increase in revenue is primarily due to the 26% increase in the number of homes closed during the 2017 period, in addition to a 13% increase in average sales price. The number of net new home orders for the three months ended September 30, 2017 increased 19% to 774 homes from 651 homes for the three months ended September 30, 2016.

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Number of Net New Home Orders
California	238	191	47	25%
Arizona	124	117	7	6%
Nevada	66	66	—	—%
Colorado	82	54	28	52%
Washington	116	66	50	76%
Oregon	148	157	(9)	(6)%
Total	774	651	123	19%

The 19% increase in net new homes orders is driven by an increase in monthly absorption to 3.0 sales per month from 2.8 in the prior year period, in addition to a 10% increase in average number of sales locations to 86 average locations in 2017, compared to 78 in the 2016 period, which is driven by the opening of 4 new communities.

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	%
Cancellation Rates
California	21%	24%	(3)%
Arizona	11%	16%	(5)%
Nevada	19%	15%	4%
Colorado	23%	16%	7%
Washington	17%	21%	(4)%
Oregon	19%	22%	(3)%
Overall	19%	20%	(1)%
Cancellation rates during the 2017 period decreased to 19% from 20% during the 2016 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions. The 7% increase in cancellation rates in Colorado was partially due to a manufactured product issue relating to fire rated I-joists, which was announced by the manufacturer at the beginning of the 2017 third quarter and impacted certain homes in backlog and/or under construction in our Colorado division, and for which we have implemented a remediation program.

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Average Number of Sales Locations
California	23	23	—	—%
Arizona	7	9	(2)	(22)%
Nevada	13	12	1	8%
Colorado	16	10	6	60%
Washington	11	6	5	83%
Oregon	16	18	(2)	(11)%
Total	86	78	8	10%

The average number of sales locations for the Company increased to 86 locations for the three months ended September 30, 2017 compared to 78 for the three months ended September 30, 2016, driven by the opening of new communities in Colorado and Washington during 2017. During the period, the Company opened 4 communities, while closing out 7.

	Three Months Ended September 30, 2017		Increase (Decrease)
	2017	2016
Quarterly Absorption Rates
California	10.3	8.3	2.0
Arizona	17.7	13.0	4.7
Nevada	5.1	5.5	(0.4)
Colorado	5.1	5.4	(0.3)
Washington	10.5	11.0	(0.5)
Oregon	9.3	8.7	0.6
Overall	9.0	8.3	0.7
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, increased for the three months ended September 30, 2017 to 9.0 sales per project from 8.3 in the 2016 period. The increase in absorption rates in California was due to the improvement in sales pace in the Inland Empire sub-market, while the stronger absorption in Arizona was due to strong demand from the needs based entry level buyer, compared to the prior period.

	September 30,		Increase (Decrease)
	2017	2016	Amount	%
Backlog (units)
California	370	327	43	13%
Arizona	197	252	(55)	(22)%
Nevada	120	124	(4)	(3)%
Colorado	164	112	52	46%
Washington	192	57	135	237%
Oregon	165	199	(34)	(17)%
Total	1,208	1,071	137	13%
The Company’s backlog at September 30, 2017 increased 13% to 1,208 units from 1,071 units at September 30, 2016. The increase is primarily attributable to an increase in net new home orders to 774 in the current period from 651 in the prior year, slightly offset by a higher backlog conversion rate of 66% in current period compared to 62% in the prior period.

	September 30,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$294,861	$260,082	$34,779	13%
Arizona	60,467	71,609	(11,142)	(16)%
Nevada	81,192	78,285	2,907	4%
Colorado	69,085	59,451	9,634	16%
Washington	119,299	36,518	82,781	227%
Oregon	74,424	85,093	(10,669)	(13)%
Total	$699,328	$591,038	$108,290	18%
The dollar amount of backlog of homes sold but not closed as of September 30, 2017 was $699.3 million, up 18% from $591.0 million as of September 30, 2016. The increase primarily reflects an increase in net new orders as described above, coupled with a 5% increase in the ASP of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In California, the dollar amount of backlog increased 13% to $294.9 million as of September 30, 2017 from $260.1 million as of September 30, 2016, which is primarily attributable to a 13% increase in units in backlog, coupled with the increase in number of net new home orders for the 2017 period of 25% to 238 homes from 191 homes for the 2016 period.
In Arizona, the dollar amount of backlog decreased 16% to $60.5 million as of September 30, 2017 from $71.6 million as of September 30, 2016, which is primarily attributable to a 22% decrease in the number of homes in backlog to 197 at September 30, 2017, from 252 at September 30, 2016 due to stronger backlog conversion and a 23% increase in deliveries. This was largely offset by a 8% increase in the ASP of homes in backlog when compared with the prior period.
In Nevada, the dollar amount of backlog increased 4% to $81.2 million as of September 30, 2017 from $78.3 million as of September 30, 2016, attributable to a 7% increase in average sales price of homes in backlog to $676,600 as of September 30, 2017, from $631,300 as of September 30, 2016, slightly offset by a 3% decrease in units in backlog, to 120 as of September 30, 2017 from 124 as of September 30, 2016.
In Colorado, the dollar amount of backlog increased 16% to $69.1 million as of September 30, 2017 from $59.5 million as of September 30, 2016, which is attributable to a 46% increase in the number of units in backlog, to 164 units as of September 30, 2017, from 112 units as of September 30, 2016. This was slightly offset by a 21% decrease of the ASP of homes in backlog to $421,300 as of September 30, 2017 from $530,800 as of September 30, 2016. Our backlog conversion rate in Colorado for the third quarter was negatively impacted by a manufactured product issue relating to fire rated I-joists, which was announced by the manufacturer at the beginning of the 2017 third quarter and impacted certain homes in backlog and/or under construction, and for which we have implemented a remediation program.
In Washington, the dollar amount of backlog increased 227% to $119.3 million as of September 30, 2017 from $36.5 million as of September 30, 2016, which is attributable to a 237% increase in the number of units in backlog, to 192 units as of September 30, 2017, from 57 units as of September 30, 2016, in addition to a 76% increase in the number of net new home orders for the 2017 period compared to the 2016 period. This was slightly offset by a 3% decrease in the ASP of homes in backlog to $621,300 as of September 30, 2017 from $640,700 as of September 30, 2016.
In Oregon, the dollar amount of backlog decreased 13% to $74.4 million as of September 30, 2017 from $85.1 million as of September 30, 2016, which is primarily attributable to a 17% decrease in the number of units in backlog, to 165 units as of September 30, 2017, from 199 units as of September 30, 2016. This was slightly offset by a 5% increase in the ASP of homes in backlog to $451,100 in the 2017 period from $427,600 in the 2016 period.

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Number of Homes Closed
California	300	169	131	78%
Arizona	133	108	25	23%
Nevada	74	85	(11)	(13)%
Colorado	44	70	(26)	(37)%
Washington	116	74	42	57%
Oregon	184	167	17	10%
Total	851	673	178	26%

During the three months ended September 30, 2017, the number of homes closed increased 26% to 851 from 673 in the 2016 period. The increase was primarily attributable to the California, Arizona, Washington and Oregon reporting segments, driven by a higher number of homes in backlog to begin the quarter when compared with the 2016 period. These increases were partially offset by decreases in the Nevada and Colorado reporting segments.

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$230,925	$111,434	$119,491	107%
Arizona	39,607	28,758	10,849	38%
Nevada	42,966	49,600	(6,634)	(13)%
Colorado	24,811	35,316	(10,505)	(30)%
Washington	71,788	42,247	29,541	70%
Oregon	80,207	75,273	4,934	7%
Total	$490,304	$342,628	$147,676	43%
The 43% increase in homebuilding revenue is driven by the 26% increase in homes closed discussed above, in addition to the 13% increase in the average sales price of homes closed between the 2017 and 2016 periods.

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Average Sales Price of Homes Closed
California	$769,800	$659,400	$110,400	17%
Arizona	297,800	266,300	31,500	12%
Nevada	580,600	583,500	(2,900)	—%
Colorado	563,900	504,500	59,400	12%
Washington	618,900	570,900	48,000	8%
Oregon	435,900	450,700	(14,800)	(3)%
Company Average	$576,200	$509,100	$67,100	13%

The average sales price of homes closed during the 2017 period increased 13% due to an increase in the average sales price of homes closed, primarily driven by product mix, in all reporting segments except Nevada and Oregon.

Gross Margin
Homebuilding gross margins increased to 18.1% for the three months ended September 30, 2017 from 16.6% in the 2016 period, primarily driven by product and geographic mix for home deliveries, as well as new projects with closings above the previous Company averages.
For the comparison of the three months ended September 30, 2017 and the three months ended September 30, 2016, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 23.6% for the 2017 period compared to 22.2% for the 2016 period. The increase was primarily a result of the increase in homebuilding gross margins described above coupled with the increase in the impact of interest in cost of sales.
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

	Three Months Ended September 30,
	2017	2016
	(dollars in thousands)
Home sales revenue	$490,304	$342,628
Cost of home sales	401,700	285,896
Homebuilding gross margin	88,604	56,732
Homebuilding gross margin percentage	18.1%	16.6%
Add: Interest in cost of sales	22,923	13,543
Add: Purchase accounting adjustments	4,252	5,687
Adjusted homebuilding gross margin	$115,779	$75,962
Adjusted homebuilding gross margin percentage	23.6%	22.2%
Sales and Marketing, General and Administrative

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
	(dollars in thousands)
Sales and Marketing	$21,935	$18,246	4.5%	5.3%
General and Administrative	22,951	17,360	4.7%	5.1%
Total Sales and Marketing & General and Administrative	$44,886	$35,606	9.2%	10.4%
Sales and marketing expense as a percentage of home sales revenue decreased to 4.5% in the 2017 period compared to 5.3% in the 2016 period as a result of higher homebuilding revenue and lower advertising costs due to more efficient advertising spending using social media and mobile applications to offset higher outside broker costs. General and administrative expense as a percentage of home sales revenues decreased to 4.7% in the 2017 period compared to 5.1% in the 2016 period. The decrease is driven by a lower relative cost structure due to the higher revenue and positive operating leverage.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased slightly to $1.2 million for the three months ended September 30, 2017 from $1.4 million during the comparable 2016 period.
Other Items
Interest activity for the three months ended September 30, 2017 and September 30, 2016 is as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Interest incurred	$18,112	$21,293
Less: Interest capitalized	18,112	21,293
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$28,374	$14,898
The decrease in interest incurred for the three months ended September 30, 2017, compared to the interest incurred for the three months ended September 30, 2016, reflects the impact of the effective refinancing transaction on January 31, 2017, in which the Company completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 and concurrent retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425.0 million of previously outstanding 8.5% Notes are now retired and extinguished. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.

During the three months ended September 30, 2017 and 2016, the Company sold one land parcel that resulted in a negligible loss and two land parcels that resulted in a $2.7 million gain, respectively.
Provision for Income Taxes
During the three months ended September 30, 2017, the Company recorded a provision for income taxes of $13.9 million, for an effective tax rate of 31.6%. During the three months ended September 30, 2016, the Company recorded a provision for income taxes of $8.3 million for an effective tax rate of 33.4%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $2.6 million during the 2017 period, compared to $3.4 million during the 2016 period.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the three months ended September 30, 2017 and 2016 was $27.4 million and $13.1 million, respectively.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	September 30,		Increase (Decrease)
	2017	2016	Amount	%
Lots Owned
California	1,616	1,625	(9)	(1)%
Arizona	4,541	4,877	(336)	(7)%
Nevada	2,871	3,131	(260)	(8)%
Colorado	1,376	1,544	(168)	(11)%
Washington	1,363	1,387	(24)	(2)%
Oregon	1,806	1,303	503	39%
Total	13,573	13,867	(294)	(2)%
Lots Controlled (1)
California	915	1,069	(154)	(14)%
Arizona	157	—	157	—%
Nevada	410	51	359	704%
Colorado	292	232	60	26%
Washington	797	1,081	(284)	(26)%
Oregon	1,800	1,849	(49)	(3)%
Total	4,371	4,282	89	2%
Total Lots Owned and Controlled	17,944	18,149	(205)	(1)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has decreased to 17,944 lots owned and controlled at September 30, 2017 from 18,149 lots at September 30, 2016.
Comparisons of the Nine Months Ended September 30, 2017 to September 30, 2016
Revenues from homes sales increased 26% to $1,171.8 million during the nine months ended September 30, 2017, compared to $929.0 million during the nine months ended September 30, 2016. The increase in revenue is primarily due to the 16% increase in the number of homes closed during the 2017 period in addition to the 9% increase in average sales price of homes closed. The number of net new home orders for the nine months ended September 30, 2017 increased 20% to 2,656 homes from 2,211 homes for the nine months ended September 30, 2016.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Number of Net New Home Orders
California	783	591	192	32%
Arizona	401	367	34	9%
Nevada	236	229	7	3%
Colorado	229	204	25	12%
Washington	432	238	194	82%
Oregon	575	582	(7)	(1)%
Total	2,656	2,211	445	20%

The 20% increase in net new homes orders is driven by a 16% increase in average number of sales locations to 85 average locations in 2017, compared to 73 in the 2016 period due to the opening of 28 new communities, with openings in all reporting segments except Arizona, in addition to an increase in quarterly absorption to 10.4 sales per project from 10.1 in the prior year period.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	%
Cancellation Rates
California	17%	18%	(1)%
Arizona	10%	10%	—%
Nevada	15%	17%	(2)%
Colorado	15%	13%	2%
Washington	15%	15%	—%
Oregon	15%	15%	—%
Overall	15%	15%	—%
Cancellation rates remained consistent at 15% during the 2017 and 2016 periods. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Average Number of Sales Locations
California	23	20	3	15%
Arizona	8	8	—	—%
Nevada	13	12	1	8%
Colorado	14	10	4	40%
Washington	9	6	3	50%
Oregon	18	17	1	6%
Total	85	73	12	16%

The average number of sales locations for the Company increased to 85 locations for the nine months ended September 30, 2017 compared to 73 for the nine months ended September 30, 2016, driven by the opening of new communities in California, Nevada, Colorado, Washington and Oregon during 2017, as the Company continues to convert its land supply into home sites. During the period, the Company opened 28 communities, while closing out 27.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016
Quarterly Absorption Rates
California	11.3	9.9	1.4
Arizona	16.7	15.3	1.4
Nevada	6.1	6.4	(0.3)
Colorado	5.5	6.8	(1.3)
Washington	16.0	13.2	2.8
Oregon	10.6	11.4	(0.8)
Overall	10.4	10.1	0.3
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, increased to 10.4 sales per project for the nine months ended September 30, 2017 compared to 10.1 sales per project in the 2016 period. The increase in absorption rates in California was due to the improvement in sales pace in the Inland Empire sub-market, while the strengthening of absorption in Arizona was due to strong demand from the needs based entry level buyer, compared to the prior period.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Number of Homes Closed
California	637	458	179	39%
Arizona	408	324	84	26%
Nevada	175	220	(45)	(20)%
Colorado	140	170	(30)	(18)%
Washington	292	225	67	30%
Oregon	529	482	47	10%
Total	2,181	1,879	302	16%

During the nine months ended September 30, 2017, the number of homes closed increased 16% to 2,181 from 1,879 in the 2016 period. The increase was primarily attributable to the California, Arizona, Washington and Oregon reporting segments, driven by an increase in average number of sales locations by 16% to 85 average sales locations in the 2017 period compared to 73 average sales locations in the 2016 period. These increases were partially offset by decreases in the Nevada and Colorado reporting segments.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$462,183	$305,389	$156,794	51%
Arizona	118,695	85,399	33,296	39%
Nevada	103,448	128,996	(25,548)	(20)%
Colorado	77,149	85,885	(8,736)	(10)%
Washington	185,523	112,512	73,011	65%
Oregon	224,793	210,801	13,992	7%
Total	$1,171,791	$928,982	$242,809	26%
The 26% increase in homebuilding revenue is driven by the 16% increase in homes closed discussed above, in addition to a 9% increase in the average sales price of homes closed between the 2017 and 2016 periods.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Average Sales Price of Homes Closed
California	$725,600	$666,800	$58,800	9%
Arizona	290,900	263,600	27,300	10%
Nevada	591,100	586,300	4,800	1%
Colorado	551,100	505,200	45,900	9%
Washington	635,400	500,100	135,300	27%
Oregon	424,900	437,300	(12,400)	(3)%
Company Average	$537,300	$494,400	$42,900	9%

The average sales price of homes closed during the 2017 period increased 9% due to an increase in the average sales price of homes closed, primarily driven by product mix, in all reporting segments except Oregon.

Gross Margin
Homebuilding gross margin remained relatively consistent at 16.9% for the nine months ended September 30, 2017 compared to 17.1% in the 2016 period.
For the comparison of the nine months ended September 30, 2017 and the nine months ended September 30, 2016, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 22.5% for the 2017 period compared to 23.5% for the 2016 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with a decrease in the impact of purchase accounting adjustments, which was partially offset by an increase in the impact of interest in cost of sales.
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

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Home sales revenue	$1,171,791	$928,982
Cost of home sales	973,212	769,705
Homebuilding gross margin	198,579	159,277
Homebuilding gross margin percentage	16.9%	17.1%
Add: Interest in cost of sales	55,220	39,310
Add: Purchase accounting adjustments	10,063	19,938
Adjusted homebuilding gross margin	$263,862	$218,525
Adjusted homebuilding gross margin percentage	22.5%	23.5%

Sales and Marketing, General and Administrative

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
	(dollars in thousands)
Sales and Marketing	$57,924	$51,351	4.9%	5.5%
General and Administrative	61,447	51,879	5.2%	5.6%
Total Sales and Marketing & General and Administrative	$119,371	$103,230	10.1%	11.1%
Sales and marketing expense as a percentage of home sales decreased to 4.9% in the 2017 period compared to 5.5% in the 2016 period as a result of higher homebuilding revenue as well as lower advertising costs. General and administrative expense as a percentage of home sales revenues decreased to 5.2% in the 2017 period compared to 5.6% in the 2016 period. The decrease is driven by a lower relative cost structure due to the higher revenue and positive operating leverage.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased to $2.6 million for the nine months ended September 30, 2017 from $3.8 million during the comparable 2016 period as a result of increased overhead costs incurred.
Other Items
Interest activity for the three months ended September 30, 2017 and September 30, 2016 is as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Interest incurred	$56,359	$62,112
Less: Interest capitalized	56,359	62,112
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$55,532	$54,576
The decrease in interest incurred for the nine months ended September 30, 2017, compared to the interest incurred for the nine months ended September 30, 2016, reflects the impact of the effective refinancing transaction on January 31, 2017, in which the Company completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 and concurrent retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425.0 million of previously outstanding 8.5% Notes are now retired and extinguished. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the nine months ended September 30, 2017 and 2016, the Company sold two land parcels that resulted in a negligible loss and five land parcels that resulted in a $2.7 million gain, respectively.
Provision for Income Taxes
During the nine months ended September 30, 2017, the Company recorded a a provision for income taxes of $17.5 million, for an effective tax rate of 29.9%. During the nine months ended September 30, 2016, the Company recorded a provision for income taxes of $20.9 million for an effective tax rate of 33.4%. The decrease in the current year tax rate is driven by the loss on debt extinguishment recorded in relation to the retirement of the 8.5% Notes.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $4.6 million during the 2017 period, compared to $4.9 million during the 2016 period.

Net Income Available to Common Stockholders
As a result of the foregoing factors, as well as the $14.1 million loss on debt extinguishment, net of tax, net income available to common stockholders for the nine months ended September 30, 2017 was $36.4 million, while net income available to common stockholders for the nine months ended September 30, 2016 was $36.6 million.

Financial Condition and Liquidity
The U.S. housing market has continued to improve from the cyclical low points of the early years of the last real estate cycle. Strong housing markets have been associated with a healthy domestic economy and positive demographic trends, including employment and population growth. The Company has experienced a strong selling season in its first half of the year, with orders up 20%, demonstrating strong growth over 2016, against a backdrop of tight labor markets, fluctuating cycle times, weather challenges, and geo-political changes. As a result, the Company's absorption rates for the three months and nine months ended September 30, 2017 increased when compared to the 2016 period.
The Company benefits from a sizable and well-located lot supply, and as of September 30, 2017, the Company owned 13,573 lots, all of which are entitled, and had options to purchase an additional 4,371 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. The Company experienced increased cycle times in a number of its operating segments in the start of 2017, and weather delays, availability of qualified trades with the associated delays and cost increases are challenges faced by the Company and the entire homebuilding industry during 2016 and into 2017. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of Polygon Northwest Homes during 2014.
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the nine months ended September 30, 2017, the Company delivered 2,181 homes, and recognized home sales revenue of $1,171.8 million. During the nine months ended September 30, 2017, the Company used cash in operations of $23.0 million, which included investment in land acquisitions of $329.6 million, for net cash generated by operations of $306.6 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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
Each TEU may be separated into its constituent purchase contract and amortizing note on any business day during the period beginning on, and including, the business day immediately succeeding the date of initial issuance of the Units to, but excluding, the third scheduled trading day immediately preceding the mandatory settlement date. Prior to separation, the purchase contracts and amortizing notes may only be purchased and transferred together as Units. The net proceeds received from the TEU issuance were allocated between the amortizing note and the purchase contract under the relative fair value method, with amounts allocated to the purchase contract classified as additional paid-in capital. As of September 30, 2017 and December 31, 2016, the amortizing notes had an unamortized carrying value of $1.6 million and $7.2 million, respectively.
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
As of September 30, 2017, the outstanding principal amount of the 5.75% Notes was $150.0 million, excluding deferred loan costs of $0.8 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Notes and $450 million in aggregate principal amount of 5.875% Senior Notes due 2020, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

During the nine months ended September 30, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2025, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of September 30, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the nine months ended September 30, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.

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
As of September 30, 2017, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.8 million and deferred loan costs of $4.2 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019, as described above, and $450 million in aggregate principal amount of 5.875% Senior Notes due 2020, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of September 30, 2017. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of September 30, 2017, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.3 million and deferred loan costs of $7.5 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, the 7.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2017.

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
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of September 30, 2017, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of September 30, 2017 and December 31, 2016, the Company had $50.0 million and $29.0 million outstanding against the Second Amended Facility, respectively, at effective rates of 6.25% and 4.75%, respectively as well as letters of credit for $0.8 million and $8.0 million, respectively.
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
The Company was in compliance with all covenants under the Second Amended Facility as of September 30, 2017. The following table summarizes these covenants pursuant to the Second Amended Facility, and our compliance with such covenants as of September 30, 2017:

	Covenant Requirements at		Actual at
Financial Covenant	September 30, 2017		September 30, 2017
Minimum Tangible Net Worth	$549.9	million	$766.1	million
Maximum Leverage Ratio	62.5%		58.1%
Interest Coverage Ratio; or (1)	1.5x		2.73x
Minimum Liquidity (1)	$77.4	million	$137.9	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the nine months ended September 30, 2017, the Company paid approximately $329.6 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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

Seller Financing
At September 30, 2017, the Company had $5.2 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018. During the nine months ended September 30, 2017, the Company paid in full a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum, was secured by the underlying land, and was paid upon maturity in August 2017. This note was entered into with a related party, which is described in more detail in the financial statements.

Joint Venture Notes Payable

    The Company and certain of its consolidated joint ventures have entered into notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of September 30, 2017 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$16.7		September, 2018	4.24%	(1)
January, 2016	35.0	31.8		February, 2019	4.48%	(2)
November, 2015	42.5	19.3		May, 2018	5.25%	(1)
July, 2015	15.0	3.6		July, 2018	4.75%	(3)
November, 2014	7.0	3.7	(4)	November, 2017	4.75%	(3)
November, 2014	15.0	—		November, 2017	4.75%	(3)
March, 2014	26.0	2.4		April, 2018	4.24%	(1)
July, 2017	46.2	28.3		August, 2020	4.46%	(5)
	$220.1	$105.8
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%.
(3) Loan bears interest at the prime rate +0.5%.
(4) The Company anticipates paying the borrowings in full upon the maturity date from proceeds from homes closed in the respective project.
(5) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.

The joint venture notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of September 30, 2017.

Net Debt to Total Capital
The Company’s ratio of net debt to total capital (net of cash) was 56.1% and 57.6% as of September 30, 2017 and December 31, 2016, respectively. The ratio of net debt to total capital (net of cash) is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Notes payable and Senior Notes	$1,097,633	$1,080,650
Total equity	825,970	763,429
Total capital	$1,923,603	$1,844,079
Ratio of debt to total capital	57.1%	58.6%
Notes payable and Senior Notes	$1,097,633	$1,080,650
Less: Cash and cash equivalents	(43,604)	(42,612)
Net debt	1,054,029	1,038,038
Total equity	825,970	763,429
Total capital (net of cash)	$1,879,999	$1,801,467
Ratio of net debt to total capital (net of cash)	56.1%	57.6%
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
Cash Flows—Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
For the nine months ended September 30, 2017 and 2016, the comparison of cash flows is as follows:

•
Net cash used in operating activities decreased to $23.0 million in the 2017 period from $83.0 million in the 2016 period. The change was primarily a result of (i) a net decrease in spending on real estate inventories-owned of $99.0 million in the 2017 period compared to spending of $146.7 million in the 2016 period, (ii) a decrease in accrued expenses of $1.7 million in the 2017 period compared to an increase of $11.6 million in the 2016 period, and (iii) equity in income of unconsolidated joint ventures of $2.6 million in the 2017 period compared to $3.8 million in the 2016 period, offset by (iv) a net increase in accounts payable of $9.8 million in the 2017 period compared to $1.0 million in the 2016 period.

•
Net cash used in investing activities was $2.4 million in the 2017 period compared to net cash provided by investing activities of $5.4 million in the 2016 period, primarily driven by collections of related party notes of $6.2 million in the 2016 period with no comparable amount in the 2017 period.

•
Net cash provided by financing activities decreased to $26.4 million in the 2017 period from $68.1 million in the 2016 period. The change was primarily the result of (i) principal payments for the 8.5% Senior Notes for $425.0 million in the 2017 period, in addition to its redemption premium for $19.6 million, for which there is no comparable amount in the 2016 period, (ii) net borrowings of notes payable of $3.7 million in the 2017 period, versus net borrowings of $20.7 million in the 2016 period, (iii) net borrowings of $21.0 million against the revolving line of credit in the 2017 period, versus net borrowings of $31.0 million in the 2016 period, (iv) net noncontrolling interest contributions of $19.0 million in the 2017 period versus net contributions of $23.4 million in the 2016 period and (v) payment of deferred loan costs of $9.8 million in the 2017 period compared to $0.8 million in the 2016 period, offset by (vi) proceeds from the issuance of the 5.875% Senior Notes for $446.5 million in the 2017 period for which there is no comparable amount in the 2016 period.
Based on capital market access and expected sales volume, the Company believes it has sufficient cash and sources of financing for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in unconsolidated entities. These arrangements are more fully described above and in Notes 2 and 12 of “Notes to Condensed Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 12 of “Notes to Condensed Consolidated Financial Statements.”
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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of September 30, 2017. The section for "Active Projects" includes only projects with lots owned as of September 30, 2017, lots consolidated in accordance with certain accounting principles as of September 30, 2017, in each case, with an estimated year of first delivery of 2017 or earlier, or homes either closed or in backlog as of or for the period ended September 30, 2017. The section for "Future Owned and Controlled" includes projects with lots owned as of September 30, 2017 but with an estimated year of first delivery of 2018 or later, parcels of undeveloped land held for future sale, and lots controlled as of September 30, 2017, in each case aggregated by county. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2017 (2)	Backlog at September 30, 2017 (3) (4)	Lots Owned as of September 30, 2017 (5)	Homes Closed for the Period Ended September 30, 2017	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Anaheim
Avelina	2017	38	37	1	1	37	(8)
Buena Park
The Covey (7)	2016	67	56	11	11	32	(8)
Cypress
Mackay Place (7)	2016	47	47	—	—	13	(8)
Dana Point
Grand Monarch	2015	37	15	1	22	2	$ 2,604,000 - 2,904,000
Ladera Ranch
Artisan	2015	14	7	2	7	1	$ 2,550,000 - 3,025,000
Irvine
The Vine	2016	106	74	16	32	43	$ 546,000 - 645,000
Calistoga	2016	60	47	8	13	32	$1,230,000 - $1,475,000

Celadon (7)	2017	79	14	20	65	14	$720,000 - 805,000
Rancho Mission Viejo
Aurora (7)	2016	94	94	—	—	37	(8)
Vireo (7)	2015	90	79	4	11	19	$ 595,000 - 655,000
Briosa (7)	2016	50	7	11	43	6	$ 945,000 - 1,050,000
Rancho Santa Margarita
Dahlia Court	2016	36	28	7	8	28	$ 515,000 - 625,000
Los Angeles County:
Glendora
La Colina Estates	2015	121	23	8	98	4	$ 1,274,000 - 1,654,000
Lakewood
Canvas	2015	72	72	—	—	1	(8)
Claremont
Meadow Park	2017	95	5	4	90	5	$ 460,000 - 585,000
Riverside County:
Riverside
SkyRidge	2014	90	42	22	48	20	$ 510,000 - 560,000
TurnLeaf
Crossings	2014	42	33	5	9	14	$ 498,000 - 528,000
Coventry	2015	42	27	9	15	14	$ 538,000 - 565,000
Cameos	2018	216	—	7	216	—	$ 510,000 - 580,000
Eastvale
Nexus	2015	220	155	18	65	60	$ 353,000 - 402,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	72	5	5	27	(8)
Citrus Pointe	2015	132	74	16	58	30	$ 362,000 - 392,000
Yucaipa
Cedar Glen	2015	143	143	—	—	10	(8)
Chino
Laurel Lane	2017	70	—	32	70	—	$ 526,000 - 595,000
Alameda County
Livermore
Wayland	2018	54	—	9	54	—	$ 830,000 - 1,015,000
Newark
The Cove	2016	108	35	52	73	27	$ 716,000 - 821,000
The Strand	2016	157	43	27	114	35	$ 772,000 - 887,000
The Banks	2016	120	50	45	70	46	$ 870,000 - 955,000
The Tides	2016	75	41	18	34	37	$ 944,000 - 974,000
The Isles	2016	82	42	12	40	39	$ 1,048,000 - 1,128,000
Contra Costa County:
Pittsburg
Vista Del Mar
Victory II	2014	104	104	—	—	4	(8)
CALIFORNIA TOTAL		2,738	1,466	370	1,272	637

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2017 (2)	Backlog at September 30, 2017 (3) (4)	Lots Owned as of September 30, 2017 (5)	Homes Closed for the Period Ended September 30, 2017	Estimated Sales Price Range (6)
ARIZONA

Maricopa County:
Queen Creek
Meridian
Harvest	2015	448	223	35	225	89	$ 209,990 - 259,990
Homestead	2015	313	98	40	215	42	$ 252,990 - 341,990
Harmony	2015	259	53	26	206	24	$ 281,990 - 304,990
Horizons	2016	161	30	19	131	21	$ 316,990 - 399,990
Mesa
Lehi Crossing
Settlers Landing	2012	235	235	—	—	34	(8)
Wagon Trail	2013	244	231	11	13	79	$ 259,990 - 341,990
Monument Ridge	2013	248	141	35	107	54	$ 301,990 - 423,990
Albany Village	2016	228	51	31	177	43	$ 196,990 - 260,990
Peoria
Rio Vista	2015	197	197	—	—	22	(8)
ARIZONA TOTAL		2,333	1,259	197	1,074	408

NEVADA
Clark County:
Las Vegas
Lyon Estates	2014	81	80	1	1	7	(8)
Tuscan Cliffs	2015	76	31	1	45	4	$ 645,000 - 826,000
Brookshire
Estates	2015	35	32	1	3	5	$ 595,000 - 643,000
Heights	2015	98	74	18	24	36	$ 373,000 - 425,000
Las Vegas - Summerlin
Sterling Ridge
Grand	2014	137	97	13	40	15	$ 920,000 - 1,003,000
Premier	2014	62	62	—	—	2	$ 1,244,000 - 1,357,000
Allegra	2016	88	41	13	47	11	$ 519,000 - 556,000
Silver Ridge	2016	83	23	10	35	11	$ 1,292,500 - 1,500,500
Affinity
Moda (7)	2017	192	4	15	188	4	$247,000 - 316,000
Evoke	2017	117	4	15	113	4	$336,000 - 423,000
Savu (7)	2017	96	—	8	96	—	$410,000 - 489,000
Revo (7)	2017	80	—	3	80	—	$445,000 - 485,000
Henderson
Lago Vista	2016	52	11	7	41	8	$ 790,000 - 878,000
The Peaks	2016	88	6	7	82	6	$ 490,000 - 514,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	242	238	3	4	49	$ 181,500 - 214,150
Series II	2014	187	48	5	139	13	$ 237,500 - 326,500
NEVADA TOTAL		1,714	751	120	938	175

COLORADO
Arapahoe County
Aurora
Southshore
Generations	2014	15	15	—	—	1	(8)

Signature	2015	7	7	—	—	1	(8)
The 40's Collection	2016	30	7	—	23	5	$ 423,000 - 497,000
Artistry	2016	61	38	7	23	21	$ 437,000 - 495,000
Signature II	2017	30	5	4	25	5	$482,000 - 533,000
The 42's Collection	2017	79	—	4	79	—	$ 348,000 - 388,000
Centennial
Greenfield: Artistry	2016	35	24	8	11	15	$ 454,000 - 523,000
Douglas County
Castle Rock
Cliffside: Portrait	2014	49	49	—	—	5	(8)
Jefferson County
Arvada
Candelas
Generations	2015	50	45	1	5	11	$ 425,000 - 497,000
Tapestry	2015	26	16	3	10	8	$ 460,000 - 530,000
The 40's Collection	2017	40	—	2	40	—	$ 413,000 - 466,000
The 50's Collection	2017	85	—	4	85	—	$ 450,000 - 510,000
Leydon Rock
Garden	2014	60	48	7	12	13	$ 422,000 - 462,000
Park	2015	74	71	1	3	9	$ 410,000 - 458,000
Larimer County
Timnath
West Village at Timnath Ranch North
Park	2014	92	87	2	5	23	$ 380,000 - 435,000
Sonnet	2014	55	52	—	3	5	$ 398,000 - 470,000
The 40's Collection	2017	55	2	2	53	2	$ 410,000 - 490,000
The 50's Collection	2017	69	—	1	69	—	$ 381,000 - 447,000
Loveland
Lakes at Centerra	2015	194	49	15	39	14	$ 397,000 - 440,000
Denver County
Denver
Avion at Denver Connection
Summit	2017	93	—	17	93	—	$ 342,000 - 382,000
Horizon	2017	191	—	22	191	—	$ 285,000 - 339,000
Alpine	2017	101	—	11	101	—	$ 276,000 - 306,000
Westerly	2017	309	—	39	309	—	$ 250,000 - 278,000
Boulder County
Erie
Flatiron Meadows	2017	98	2	14	34	2	$462,000 - 564,000
COLORADO TOTAL		1,898	517	164	1,213	140

Active Projects (County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2017 (2)	Backlog at September 30, 2017 (3) (4)	Lots Owned as of September 30, 2017 (5)	Homes Closed for the Period Ended September 30, 2017	Estimated Sales Price Range (6)
WASHINGTON (9)
King County:
Bryant Heights SF	2015	14	14	—	—	2	(8)
Bryant Heights NC	2017	36	—	12	36	—	$589,990 - 914,990
Bryant Heights MF	2016	39	36	2	3	35	$790,990 - 939,990

Highcroft at Sammamish	2016	121	92	18	29	55	$ 849,990 - 1,329,990
Peasley Canyon	2016	153	98	26	43	63	$ 389,990 - 497,990
Ridgeview Townhomes	2016	40	40	—	—	34	(8)
High Point Block 34	2017	54	21	25	33	21	$ 497,990 - 739,990
Westridge SF South	2017	72	—	—	21	—	$ 899,990 - 1,284,290
Upton at Crossroads Village (7)	2017	176	—	23	176	—	$ 574,990 - 884,990
The Cottages at North Bend	2017	37	5	18	32	5	$ 489,990 - 739,990
Snohomish County:
Silverlake Center	2015	100	100	—	—	1	(8)
Riverfront	2016	425	82	56	343	76	$ 284,990 - 549,990
Pierce County:
Ovation at Oak Tree (7)	2017	814	—	12	255	—	$ 324,990 - 459,990
WASHINGTON TOTAL		2,081	488	192	971	292

OREGON (9)
Clackamas County:
Villebois Zion III - Townhomes	2014	40	36	—	4	—	$ 269,990 - 309,990
Villebois Zion III - Cottage	2014	46	37	—	9	—	$ 299,990 - 429,990
Villebois Zion III - Alley	2015	51	32	—	19	—	$ 339,990 - 414,990
Villebois V Fasano	2016	93	67	21	26	30	$ 344,990 - 429,990
Grande Pointe at Villebois Alley	2016	40	33	5	7	22	$ 459,990 - 483,990
Grande Pointe at Villebois FL	2016	60	28	10	32	16	$ 529,990 - 599,990
Villebois Lund Cottages	2015	67	67	—	—	31	(8)
Villebois Lund Townhomes	2015	42	42	—	—	14	(8)
Villebois Lund Alley	2016	96	39	4	57	28	$ 349,990 - 464,990
Villebois Village Parcel 80	2016	50	36	12	14	36	$ 259,990 - 309,990
Villebois Village Parcel 83	2016	31	31	—	—	13	(8)
Washington County:
Sequoia Village - Cornelius Pass	2016	157	133	23	24	70	$ 249,990 - 339,990
Twin Creeks	2014	94	94	—	—	2	(8)
Bethany West - Alley	2015	94	87	—	7	1	$ 429,990 - 489,990
Bethany West - Cottage	2015	61	60	—	1	—	$ 389,990 - 429,990
Bethany West - Traditional	2015	82	78	3	4	1	$ 569,990 - 649,990
Bethany West - Townhomes	2017	40	5	14	35	5	$ 569,990 - 664,990
Bethany West - Weisenfluh	2016	36	36	—	—	5	(8)
Bethany Round 2 - Alley	2016	25	22	3	3	22	(8)
Bethany Round 2 - Cottage	2016	13	13	—	—	13	(8)
Bethany Round 2 - Traditional	2016	24	16	4	8	16	$ 569,990 - 609,990
Bull Mountain 1 NW River Terrace - Alley	2017	35	20	9	15	20	$ 399,990 - 429,990
Bull Mountain 1 NW River Terrace - Med/Std/Lrg	2016	116	53	23	53	53	$ 464,990 - 594,990
Bull Mountain 1 NW River Terrace - Townhomes	2017	64	18	17	46	18	$ 269,990 - 294,990
Bull Mountain 2 W River Terrace - Alley	2016	60	60	—	—	26	(8)

Bull Mountain 2 W River Terrace - Med/Std	2016	31	31	—	—	19	(8)
Bull Mountain 2 W River Terrace - Townhomes	2016	46	43	3	3	43	(8)
Bull Mountain 7 Dickson	2016	82	37	14	45	22	$ 549,990 - 779,990
Sunset Ridge	2015	104	104	—	—	3	(8)
OREGON TOTAL		1,780	1,358	165	412	529

Future Owned and Controlled (by County)					Lots Owned or Controlled as of September 30, 2017 (10)
CALIFORNIA
Orange County					491
San Diego County					63
Alameda County					409
Contra Costa County					296
ARIZONA
Maricopa County (11)					3,624
NEVADA
Nye County (11)					1,925
Clark County					418
COLORADO
Arapahoe County					139
Boulder County					186
Larimer County					106
Grand County					24
WASHINGTON
King County					556
Pierce County					559
Snohomish County					74
OREGON
Clackamas County					305
Washington County					2,889
TOTAL FUTURE					12,064

GRAND TOTALS		12,544	5,839	1,208	17,944	2,181

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

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of September 30, 2017, 1,089 represent homes that are completed or under construction.

(5)	Lots owned as of September 30, 2017 include lots in backlog at September 30, 2017.

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

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Project is completely sold out, therefore the sales price range is not applicable as of September 30, 2017.

(9)
The Company's Washington and Oregon segments were acquired on August 12, 2014 as part of the Polygon Acquisition. Estimated number of homes at completion is the number of homes to be built post-acquisition. Homes closed are from acquisition date through September 30, 2017.

(10)
Includes projects with lots owned as of September 30, 2017 that are expected to open for sale and have an estimated year of first delivery of 2018 or later, as well as lots controlled as of September 30, 2017, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2017. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

(11)	Includes parcels of undeveloped land held for future sale. It is unknown when and if the Company plans to develop homes on this land.
Income Taxes
See Note 9 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; sales and profit recognition; variable interest entities; business combinations; and income taxes. Management believes that there have been no significant changes to these policies during the nine months ended September 30, 2017, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at September 30, 2017 of $155.8 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the nine months ended September 30, 2017 ranged between 3.75% and 4.25%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.6 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of September 30, 2017 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at September 30, 2017
	2017	2018	2019	2020	2021
Fixed rate debt	$1,619	$5,226	$150,000	$—	$—	$800,000	$956,845	$983,426
Interest rate	5.5%	7.0%	5.75%	—	—	5.875 - 7.0%	—	—
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2017. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of September 30, 2017, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of September 30, 2017, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Some statements in this Quarterly Report on Form 10-Q, including statements in the risk factors, constitute forward-looking statements. Please refer to the section titled, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS” included elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three month period ended September 30, 2017.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Approximate Dollar Value of Shares that may yet be Repurchased under the Stock Repurchase Program
July 31, 2017	—	N/A	—	—	$50,000,000
August 31, 2017	835	$23.01	835	—	50,000,000
September 30, 2017	103,099	$23.34	1,069	102,030	47,718,121
Total	103,934		1,904	102,030
(1) The Company repurchased 1,904 shares from certain employees to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended September 30, 2017. Such shares were not repurchased pursuant to a publicly announced plan or program.
(2) As announced on February 22, 2017, the Board of Directors of the Company has approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $50 million of the Company's Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time.

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: November 3, 2017	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

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