Form 10-K
period 2017-12-31
WILLIAM LYON HOMES
filed 2018-02-22
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large Accelerated Filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $593.0 million based on the closing sale price as reported on the New York Stock Exchange on such date. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 14, 2018
Common stock, Class A, par value $0.01	34,267,510
Common stock, Class B, par value $0.01	4,817,394
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

WILLIAM LYON HOMES

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: our proposed acquisition of RSI Communities LLC and three related real estate assets ("the RSI Acquisition"); anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings; leverage ratios and compliance with debt covenants; revenues and average selling prices of deliveries; sales price ranges for active and future communities; backlog conversion; global and domestic economic conditions; market and industry trends; cycle times; profitability and gross margins; cost of revenues; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; debt maturities; business and operational strategies and the anticipated effects thereof; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this annual report on Form 10-K will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: our ability to consummate the RSI Acquisition as described herein on time or at all, and to realize the anticipated benefits therefrom; our ability to integrate successfully the RSI operations with our existing operations; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; the availability and timing of mortgage financing; adverse weather conditions; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; government actions, policies, programs and regulations directed at or affecting the housing market (including the Tax Cuts and Jobs Act (the “Tax Cuts and Job Act”), the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities; defects in manufactured products or other homebuilding materials; changes in existing tax laws or enacted corporate income tax rates, including pursuant to the Tax Cuts and Job Act; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties described in Item 1A. "Risk Factors" in this report.

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
Overview
William Lyon Homes, a Delaware corporation, together with its subsidiaries, is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington and Oregon. The Company's core markets currently include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Seattle and Portland. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 102,000 homes. The Company believes that its markets are characterized by attractive long-term housing fundamentals and that it has a significant land supply, with 17,436 lots owned or controlled.
The Company has significant expertise in understanding the needs of its homebuyers and designing its product offerings to meet those needs. This allows the Company to maximize the return on its land investments by tailoring its home offerings to meet the buyer demands in each of its markets. The Company builds and sells across a diverse range of product lines at a variety of price points with sales to entry-level, first-time move-up, second-time move-up homebuyers, as well as a signature luxury brand and an active adult target segment. The Company is committed to achieving the highest standards in design, quality and customer satisfaction and has received numerous industry awards and commendations throughout its operating history in recognition of its achievements.
In 2017, the Company delivered 3,239 homes, with an average selling price of approximately $554,200, and recognized home sales revenues of $1.8 billion. As of December 31, 2017, the Company had a consolidated backlog of 822 sold but unclosed homes, with an associated sales value of $433.0 million, representing a 5% increase in value as compared to its backlog as of December 31, 2016. The average selling price of homes in backlog as of December 31, 2017 was approximately $526,800.

The Company’s Markets
The Company is currently operating in six reportable operating segments: California, Arizona, Nevada, Colorado, Washington and Oregon. Each of the segments has responsibility for the management of the Company’s homebuilding and development operations within its geographic footprint. See Note 4 to the financial statements for further information.
The following table sets forth homebuilding revenue from each of the Company’s homebuilding segments for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
California (1)	$682,806	$490,352	$379,310
Arizona (2)	158,534	125,951	67,010
Nevada (3)	176,355	191,711	130,845
Colorado (4)	124,456	128,530	107,014
Washington (5)	332,302	154,600	181,258
Oregon (6)	320,621	311,059	213,491
	$1,795,074	$1,402,203	$1,078,928

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

(5)	The Washington Segment consists of operations in King, Snohomish, and Pierce counties. The offices are located in a leased office building at 11624 SE 5th Street, Bellevue, WA 98005.

(6)	The Oregon Segment consists of operations in Clackamas and Washington counties. The offices are located in a leased office building at 703 Broadway Street, Suite 510, Vancouver, WA 98660.
Strategy and Lot Position
The Company owned approximately 13,256 lots and had options to purchase an additional 4,180 lots as of December 31, 2017. As used in this Annual Report on Form 10-K, “entitled” land typically has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) purchase of smaller projects with shorter life cycles (merchant homebuilding) and (2) development of larger scale projects and/or master-planned communities.
The Company intends to continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy, which consists of:

1.	converting our lot supply into active projects;

2.	maximizing revenue at communities with strong demand;

3.	maintaining a low cost structure;

4.	acquiring land positions through disciplined acquisition strategies near employment centers or transportation corridors;

5.	leveraging an experienced management team;

6.	deleveraging the balance sheet; and

7.	generating positive cash flows and strong returns for shareholders.
Land Acquisition and Development
To manage the risks associated with land ownership and development, the Company has a Corporate Land Committee, which is comprised of certain members of its senior executive management team and key operational and financial executives. As potential land acquisitions are being analyzed, the Corporate Land Committee must approve all land acquisitions. Further, the Company's board of directors must also approve land purchases over certain dollar thresholds. The Company’s long-term strategy consists of the following elements:

•	completing due diligence prior to committing to acquire land;

•	reviewing the status of entitlements and other governmental processing to mitigate zoning and other entitlement or development risk;

•	maximizing density to achieve more units per acre;

•	analyzing project pricing compared to the market's median home price;

•	focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

•	limiting land acquisition size to reduce investment levels in any one project where possible;

•	utilizing option, joint venture and other non-capital intensive structures to control land and reduce risk where feasible;

•	funding land acquisitions whenever possible with non-recourse seller financing;

•	employing centralized control of approval over all land transactions; and

•	diversifying with respect to market segments and product types.

Prior to committing to the acquisition of land, the Company conducts feasibility studies covering pertinent aspects of the proposed commitment. These studies may include a variety of elements from technical aspects such as title, zoning, soil and seismic characteristics, to marketing studies that review population and employment trends, schools, transportation access, buyer profiles, sales forecasts, projected profitability, cash requirements, and assessment of geo-political risk and other factors. Prior to acquiring land, the Company considers assumptions concerning the needs of the targeted customer and determines whether the underlying land price enables the Company to meet those needs at an affordable price. Before purchasing land, the Company attempts to project the commencement of construction and sales over a reasonable time period. The Company utilizes architects and outside consultants, under close supervision, to help review acquisitions and design products.
Homebuilding and Market Strategy
The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. The Company creates product for the entry-level, first time move-up, second time move-up, luxury home and active adult markets, and believes that a diversified product strategy enables it to best serve a wide range of buyers and adapt quickly to a variety of market conditions. The Company’s markets are geographically diverse in order to mitigate market risk.
Because the decision as to which product to develop is based on the Company’s assessment of market conditions and the restrictions imposed by government regulations, home styles and sizes vary from project to project. The Company generally standardizes and limits the number of home designs within any given product line. This standardization allows on-site mass production techniques and bulk purchasing of materials and components, thus enabling the Company to better control and sometimes reduce construction costs and home construction cycles.
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
Substantially all construction work is done by subcontractors with the Company acting as the general contractor. The Company manages subcontractor activities with on-site supervisory employees and management control systems. The Company does not have long-term contractual commitments with its subcontractors or suppliers, and instead it contracts development work by project and where possible by phase size of 10 to 25 home sites or by building/structure for attached product. The Company generally has been able to obtain sufficient materials and subcontractors during times of material shortages, though it has experienced skilled labor shortages in certain markets during times of peak demand. The Company believes its relationships with its suppliers and subcontractors are in good standing.
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2017. The section for "Active Projects" includes only projects with lots owned as of December 31, 2017, lots consolidated in accordance with certain accounting principles as of December 31, 2017, in each case, with an estimated year of first delivery of 2018 or earlier, or homes either closed or in backlog as of or for the year ended December 31, 2017. The section for "Future Owned and Controlled" includes projects with lots owned as of December 31, 2017 but with an estimated year of first delivery of 2018 or later, parcels of undeveloped land held for future sale, and lots controlled as of December 31, 2017, in each case aggregated by county. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Annual Report on Form 10-K.

Active Projects (by County or City)	Estimated Year of First Delivery	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2017 (2)	Backlog at December 31, 2017 (3) (4)	Lots Owned as of December 31, 2017 (5)	Homes Closed for the Year Ended December 31, 2017	Estimated Sales Price Range (6)
CALIFORNIA
Orange County:
Anaheim
Avelina	2017	38	38	—	—	38	(8)
Buena Park
The Covey (7)	2016	67	67	—	—	43	(8)
Cypress
Mackay Place (7)	2016	47	47	—	—	13	(8)
Ovation at Flora Park (7)	2018	244	—	—	244	—	$ 720,000 - 846,000
Dana Point
Grand Monarch	2015	37	15	—	22	2	$ 2,561,000 - 2,904,000
Ladera Ranch
Artisan	2015	14	9	—	5	3	$ 2,550,000 - 3,025,000
Artisan II	2018	15	—	—	7	—	$ 1,986,000 - 2,991,000
Irvine
The Vine	2016	106	94	10	12	63	$ 546,000 - 645,000
Calistoga	2016	60	56	—	4	41	$1,230,000 - $1,475,000
Celadon (7)	2017	79	26	32	53	26	$ 720,000 - 815,000
Rancho Mission Viejo
Aurora (7)	2016	94	94	—	—	37	(8)
Vireo (7)	2015	90	84	—	6	24	$ 599,000 - 655,000
Briosa (7)	2016	50	17	1	33	16	$ 945,000 - 1,050,000
Reverie	2018	118	—	—	54	—	$ 690,000 - 815,000
Rancho Santa Margarita
Dahlia Court	2016	36	36	—	—	36	(8)
Los Angeles County:
Glendora
La Colina Estates	2015	121	24	8	97	5	$ 1,274,000 - 1,654,000
Lakewood
Canvas	2015	72	72	—	—	1	(8)
Claremont
Meadow Park	2017	95	6	9	89	6	$ 460,000 - 585,000
Riverside County:
Riverside
SkyRidge	2014	90	61	9	29	39	$ 510,000 - 560,000
TurnLeaf
Crossings	2014	42	39	—	3	20	$ 498,000 - 528,000
Coventry	2015	42	36	3	6	23	$ 538,000 - 558,000
Cameos	2018	216	—	30	216	—	$ 510,000 - 605,000
Eastvale
Nexus	2015	220	168	33	52	73	$ 356,000 - 415,000
San Bernardino County:
Upland
The Orchards (7)
Citrus Court	2015	77	77	—	—	32	(8)
Citrus Pointe	2015	132	94	11	38	50	$ 369,000 - 394,000
Yucaipa
Cedar Glen	2015	143	143	—	—	10	(8)

Chino
Laurel Lane	2017	70	12	24	58	12	$ 534,000 - 600,000
San Diego County:
Escondido
Citron	2018	63	—	—	63	—	$ 377,000 - 418,000
Alameda County:
Livermore
Wayland	2018	54	—	17	54	—	$ 895,000 - 1,090,000
Newark
The Cove	2016	108	72	27	36	64	$ 716,000 - 821,000
The Strand	2016	157	66	6	91	58	$ 802,000 - 912,000
The Banks	2016	120	96	—	24	92	$ 865,000 - 950,000
The Tides	2016	75	52	9	23	48	$ 944,000 - 974,000
The Isles	2016	82	43	11	39	40	$ 1,038,000 - 1,118,000
Contra Costa County:
Pittsburg
Vista Del Mar
Victory II	2014	104	104	—	—	4	(8)
CALIFORNIA TOTAL		3,178	1,748	240	1,358	919

ARIZONA
Maricopa County:
Queen Creek
Meridian
Harvest	2015	448	255	24	193	121	$ 217,990 - 260,990
Homestead	2015	313	120	27	193	64	$ 257,990 - 346,990
Harmony	2015	282	65	28	217	36	$ 288,990 - 311,990
Horizons	2016	161	38	20	123	29	$ 324,990 - 411,990
Mesa
Lehi Crossing
Settlers Landing	2012	235	235	—	—	34	(8)
Wagon Trail	2013	244	242	—	2	90	$ 259,990 - 341,990
Monument Ridge	2013	248	169	29	79	82	$ 301,990 - 440,990
Albany Village	2016	228	69	33	159	61	$ 203,990 - 268,990
Peoria
Rio Vista	2015	197	197	—	—	22	(8)
ARIZONA TOTAL		2,356	1,390	161	966	539

NEVADA
Clark County:
Las Vegas
Lyon Estates	2014	81	81	—	—	8	(8)
Tuscan Cliffs	2015	76	33	—	43	6	$ 645,000 - 826,000
Brookshire
Estates	2015	35	34	1	1	7	(8)
Heights	2015	98	92	4	6	54	$ 373,000 - 425,000
Las Vegas - Summerlin
Sterling Ridge
Grand	2014	137	111	10	26	29	$ 920,000 - 1,003,000
Premier	2014	62	62	—	—	2	$ 1,244,000 - 1,357,000
Allegra	2016	88	53	9	35	23	$ 519,000 - 556,000
Silver Ridge	2016	83	32	12	34	20	$ 1,292,500 - 1,500,500

Affinity
Moda (7)	2017	192	12	12	180	12	$ 247,000 - 316,000
Evoke	2017	117	15	6	102	15	$ 336,000 - 423,000
Savu (7)	2017	96	5	4	91	5	$ 410,000 - 489,000
Revo (7)	2017	80	1	4	79	1	$ 445,000 - 485,000
Henderson
Lago Vista	2016	52	16	4	36	13	$ 790,000 - 878,000
The Peaks	2016	88	10	9	78	10	$ 490,000 - 514,000
Nye County:
Pahrump
Mountain Falls
Series I	2011	242	239	3	3	50	(8)
Series II	2014	96	58	7	38	23	$ 237,500 - 326,500
Ventano	2018	166	—	1	166	—	$ 195,500 - 223,500
Ovation at Mountain Falls
Onyx	2018	256	—	—	256	—	$ 209,500 - 234,500
Jade	2018	179	—	—	179	—	$ 274,300 - 284,300
Topaz	2018	166	—	—	166	—	$ 299,600 - 316,600
NEVADA TOTAL		2,390	854	86	1,519	278

COLORADO
Arapahoe County:
Aurora
Southshore
Generations	2014	15	15	—	—	1	(8)
Signature	2015	7	7	—	—	1	(8)
Reverie Collection	2016	30	12	2	18	10	$ 423,000 - 497,000
Artistry	2016	61	46	2	15	29	$ 437,000 - 495,000
Signature II	2017	30	8	2	22	8	$ 482,000 - 533,000
Marque Collection	2017	79	1	15	78	1	$ 358,000 - 398,000
Reverie Collection 40's Lg	2018	71	—	—	71	—	$ 396,000 - 462,000
Touchstone Collection	2018	68	—	2	68	—	$ 434,000 - 495,000
Centennial
Greenfield: Artistry	2016	35	34	—	1	25	$ 454,000 - 523,000
Douglas County:
Castle Rock
Cliffside: Portrait	2014	49	49	—	—	5	(8)
Jefferson County:
Arvada
Candelas
Generations	2015	50	48	—	2	14	$ 425,000 - 497,000
Tapestry	2015	26	18	—	8	10	$ 460,000 - 530,000
The 40's Collection	2017	40	3	4	37	3	$ 413,000 - 466,000
The 50's Collection	2017	85	1	3	84	1	$ 450,000 - 510,000
Leydon Rock
Garden	2014	60	57	—	3	22	$ 422,000 - 462,000
Park	2015	74	72	—	2	10	$ 410,000 - 458,000
Larimer County:
Fort Collins
West Village at Timnath Ranch North
Park	2014	92	91	1	1	27	(8)
Sonnet	2014	55	53	—	2	6	$ 398,000 - 470,000

The 50's Collection	2017	55	3	3	52	3	$ 410,000 - 490,000
The 40's Collection	2017	69	—	2	69	—	$ 381,000 - 447,000
Loveland
Lakes at Centerra: Park	2015	88	60	12	28	25	$ 397,000 - 440,000
Denver County:
Denver
Avion at Denver Connection
Summit	2017	93	5	16	88	5	$ 354,000 - 394,000
Horizon	2017	191	9	31	182	9	$ 292,000 - 346,000
Alpine	2017	101	5	18	96	5	$ 283,000 - 313,000
Westerly	2017	309	12	46	297	12	$ 255,000 - 283,000
Boulder County:
Erie
Flatiron Meadows	2017	98	8	13	28	8	$ 462,000 - 564,000
COLORADO TOTAL		1,931	617	172	1,252	240

WASHINGTON
King County:
Bryant Heights SF	2015	14	14	—	—	2	(8)
Bryant Heights NC	2017	36	24	1	12	24	$ 514,060 - 904,990
Bryant Heights MF	2016	39	39	—	—	38	(8)
Highcroft at Sammamish	2016	121	117	3	4	80	$ 849,990 - 1,329,990
Peasley Canyon	2016	153	123	18	30	88	$ 389,990 - 497,990
Ridgeview Townhomes	2016	40	40	—	—	34	(8)
High Point Block 9	2018	52	—	—	52	—	$ 405,990 - 524,990
High Point Block 34	2017	54	53	1	1	53	(8)
Westridge SF South	2017	72	3	6	39	3	$ 969,990 - 1,284,290
Westridge MF South	2018	109	—	—	34	—	$ 659,990 - 824,990
Upton at Crossroads Village (7)	2017	176	21	23	155	21	$ 574,990 - 884,990
The Cottages at North Bend	2017	37	29	5	8	29	$ 489,990 - 739,990
Snohomish County:
Silverlake Center	2015	100	100	—	—	1	(8)
Riverfront	2016	425	139	25	286	133	$ 284,990 - 552,990
Pierce County:
Ovation at Oak Tree (7)	2017	814	10	9	245	10	$ 324,990 - 459,990
WASHINGTON TOTAL		2,242	712	91	866	516

OREGON
Clackamas County:
Villebois Zion IIII - Townhomes	2014	40	36	—	4	—	$ 269,990 - 309,990
Villebois Zion III - Cottage	2014	46	37	2	9	—	$ 299,990 - 429,990
Villebois Zion III - Alley	2015	51	32	—	19	—	$ 339,990 - 414,990
Villebois V Fasano	2016	93	92	1	1	55	(8)
Grande Pointe at Villebois Alley	2016	40	39	—	1	28	$ 459,990 - 483,990
Grande Pointe at Villebois FL	2016	60	41	6	19	29	$ 529,990 - 599,990
Villebois Lund Cottages	2015	67	67	—	—	31	(8)
Villebois Lund Townhomes	2015	42	42	—	—	14	(8)
Villebois Lund Alley	2016	96	52	13	44	41	$ 349,990 - 464,990
Villebois Village Parcel 80	2016	50	50	—	—	50	(8)
Villebois Village Parcel 83	2016	31	31	—	—	13	(8)

Villebois Village Parcel 77	2018	92	—	—	92	—	$ 209,990 - 309,990
Villebois Village Parcel 78	2018	43	—	11	43	—	$ 269,990 - 299,990
Villebois Village Parcel 82	2018	39	—	—	39	—	$ 279,990 - 309,990
Washington County:
Sequoia Village - Cornelius Pass	2016	157	154	3	3	91	(8)
Twin Creeks	2014	94	94	—	—	2	(8)
Bethany West - Alley	2015	94	87	—	7	1	$ 429,990 - 489,990
Bethany West - Cottage	2015	61	60	—	1	—	$ 389,990 - 429,990
Bethany West - Traditional	2015	82	82	—	—	5	(8)
Bethany West - Townhomes	2017	40	29	4	11	29	$ 569,990 - 664,990
Bethany West - Weisenfluh	2016	36	36	—	—	5	(8)
Bethany Round 2 - Alley	2016	25	25	—	—	25	(8)
Bethany Round 2 - Cottage	2016	13	13	—	—	13	(8)
Bethany Round 2 - Traditional	2016	24	20	—	4	20	$ 569,990 - 609,990
Bethany Phase 5 - Alley	2018	48	—	7	48	—	$ 474,990 - 589,990
Bethany Phase 5 - Townhomes	2018	62	—	—	62	—	$ 309,990 - 499,990
Bull Mountain 1 NW River Terrace - Alley	2017	35	34	—	1	34	$ 399,990 - 429,990
Bull Mountain 1 NW River Terrace - Med/Std/Lrg	2016	116	86	—	30	86	$ 464,990 - 594,990
Bull Mountain 1 NW River Terrace - Townhomes	2017	64	46	—	18	46	$ 269,990 - 294,990
Bull Mountain 2 W River Terrace - Alley	2016	60	60	—	—	26	(8)
Bull Mountain 2 W River Terrace - Med/Std	2016	31	31	—	—	19	(8)
Bull Mountain 2 W River Terrace - Townhomes	2016	46	46	—	—	46	(8)
Bull Mountain 3 NE River Terrace - Townhouse	2018	43	—	9	34	—	$ 279,990 - 309,990
Bull Mountain 3 NE River Terrace - Alley	2018	54	—	1	27	—	$ 429,990 - 529,990
Bull Mountain 3 NE River Terrace - Med/Std	2018	103	—	12	30	—	$ 509,990 - 639,990
Bull Mountain 3 NE River Terrace - Large	2018	15	—	—	15	—	$ 684,990 - 699,990
Bull Mountain 3 NE River Terrace - Estate	2018	8	—	—	8	—	$ 669,990 - 715,990
Bull Mountain 7 Dickson	2016	82	50	3	32	35	$ 549,990 - 779,990
Bull Mountain River Terrace Condos	2018	141	—	—	141	—	$ 194,990 - 279,990
Sunset Ridge	2015	104	104	—	—	3	(8)
OREGON TOTAL		2,428	1,576	72	743	747

Future Owned and Controlled (by County)					Lots Owned or Controlled as of December 31, 2017 (9)
CALIFORNIA
Orange County					176
San Diego County					122
Alameda County					457
Contra Costa County					489
ARIZONA
Maricopa County (10)					3,255
NEVADA
Nye County (10)					1,249

Clark County				230
COLORADO
Douglas County				477
Grand County				24
Larimer County				106
Boulder County				186
WASHINGTON
King County				684
Pierce County				559
Snohomish County				74
OREGON
Clackamas County				131
Washington County				2,513
TOTAL FUTURE				10,732

GRAND TOTALS	14,525	6,897	822	17,436	3,239

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

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of December 31, 2017, 703 represent homes that are completed or under construction.

(5)	Lots owned as of December 31, 2017 include lots in backlog at December 31, 2017.

(6)
Estimated sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project. Sales prices reflect current pricing estimates (excluding homes sold under any affordable or other government-sponsored program) and might not be indicative of past or future pricing.  Further, any potential benefit to be gained from an increase in sales price ranges as compared to previously estimated amounts may be offset by increases in costs, profit participation, and other factors.

(7)	Project is a joint venture and is consolidated as a VIE in accordance with ASC 810, Consolidation.

(8)	Project is completely sold out, therefore the sales price range is not applicable as of December 31, 2017.

(9)
Includes projects with lots owned as of December 31, 2017 that are expected to open for sale and have an estimated year of first delivery of 2018 or later, as well as lots controlled as of December 31, 2017, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2018. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

(10)	Includes parcels of undeveloped land held for future sale. It is unknown when the Company plans to develop homes on this land.
Sales and Marketing
Each division's management team develops a sales and marketing strategy for each project, which includes:

•market studies of existing home sales, both re-sale and new homes, as well as competition to establish pricing;
•developing the advertising program based on the product segmentation; and
•understanding the buyer profile to target marketing efforts.
The Company makes use of marketing tactics that include promotional events as well as on-line and off-line advertising channels. Advertising channels include primarily off-site signage programs that serve as way-finding to individual neighborhood model complexes, online digital advertising specifically targeting potential homebuyers and on-site promotional events to support new neighborhood grand openings, new phase releases and/or homeowner referrals.
The Company normally builds, decorates, furnishes and landscapes three to seven model homes for each product line and maintains on-site sales offices, which typically are open seven days a week, however, in some cases the Company will operate out of an on-site sales trailer prior to model home construction. Management believes that model homes and sales trailers play a particularly important role in the Company’s marketing efforts. Consequently, the Company expends a significant amount of effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company’s models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities.
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
The Company strives to provide a high level of customer help service throughout the entire sales process and after a home has closed escrow. The participation of the sales representatives, on-site construction supervisors and the post-closing customer service personnel, working in a team effort, is intended to foster the Company’s reputation for quality and service, and ultimately lead to an overall better customer home-buying experience that will benefit not only the customer directly, but also benefit the company in improving buyer retention and future homeowner referrals.
The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 15% during 2017 and 16% during 2016. Cancellations are caused by a variety of factors beyond the Company’s control such as buyer’s change in ability to secure financing over time, individual life changing events, or overall economic market conditions.
Warranty
The Company provides its homebuyers with a one to three year limited warranty, depending upon the timing of close of escrow and location of the project, covering workmanship and materials. The Company also provides its homebuyers with a limited warranty that covers “construction defects,” as defined in the limited warranty agreement provided to each home buyer, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which the Company builds. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with the Company and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. In connection with the limited warranty covering construction defects, the Company maintains general liability insurance coverage. The Company believes that its insurance policy will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability, upon satisfaction of the applicable self-insured retention. The insurance policy provides a single policy of insurance to the Company and its subcontractors. As a result, the Company is not required to obtain proof of insurance from its subcontractors nor be named as an additional insured under their individual insurance policies regarding the subcontractors' general liability policies for work on the Company's projects. The subcontractors still must provide proof of insurance regarding general liability coverage for off-site work, worker's compensation and auto coverage. Furthermore, the Company generally requires that each subcontractor and design professional agreement provide the Company with an indemnity, subject to various limitations.
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
The Company and its competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company and its competitors to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. The Company’s projects in California are especially susceptible to restrictive government regulations and environmental laws. In addition, home deliveries in California may be delayed or prevented due to governmental responses to drought conditions, even when we have obtained water rights for those projects. However, environmental laws have not, to date, had a material adverse impact on the Company’s operations. The Company’s wholly-owned subsidiary, California Lyon, is licensed as a general building contractor in California, Arizona and Nevada, in various municipalities within Colorado as required, and in Oregon. In addition, California Lyon's wholly-owned subsidiary, Polygon WLH LLC, is licensed as a general building contractor in Washington and Oregon, and the additional special purpose entities acquired through the Polygon Acquisition hold such a license in Washington or Oregon, as applicable to their location of business operations. California Lyon holds a corporate real estate license under the California Real Estate Law.
Competition
The homebuilding industry is highly competitive and fragmented. Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor. The Company competes for homebuyers primarily on the basis of a number of interrelated factors including home design and location, construction quality, customer service and satisfaction, and reputation. The Company believes that it competes effectively in its existing markets as a result of its product and geographic diversity, substantial development expertise and its reputation as a low-cost producer of quality homes. Further, the Company believes that it sometimes gains a competitive advantage in locations where changing regulations make it difficult for competitors to obtain entitlements and/or government approvals which the Company has already obtained.
Seasonality
The Company’s operations are historically seasonal, with the highest new order activity typically occurring in the spring and summer, which is impacted by the timing of project openings and competition in surrounding projects, among other factors. In addition, a majority of the Company’s home deliveries typically occur in the third and fourth quarter of each fiscal year, based on the construction cycle times of our homes between five and eight months. As a result, the Company’s revenues, cash flow and profitability are higher in that same period.
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
As of December 31, 2017, California Lyon has outstanding its 5.75% Senior Notes due 2019, 7% Senior Notes due 2022, 5.875% Senior Notes due 2025, certain construction and land seller notes payable, and a letter of credit from its revolving credit facility. In addition to these borrowings, the Company had availability of $162.2 million under its revolving credit facility. Parent, California Lyon and their subsidiaries and joint ventures have financed, and may in the future finance, certain project and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, lot option agreements and land banking transactions.
Corporate Organization and Personnel
The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions, finance, treasury, human resources and legal matters - corporate governance).
As of December 31, 2017, the Company employed 643 full-time employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, engineering, sales and marketing activities.
The Company believes that its relations with its employees are good. Some employees of the subcontractors the Company utilizes are unionized, but none of the Company’s employees are union members.
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

Certain economic, real estate and other business conditions that have significant effects on the homebuilding industry include:

•	employment levels and job and personal income growth;

•	availability and pricing of financing for homebuyers;

•	short and long-term interest rates;

•	overall consumer confidence and the confidence of potential homebuyers in particular;

•	demographic trends;

•	changes in energy prices;

•	housing demand from population growth, household formation and other demographic changes, among other factors;

•	U.S. and global financial system, market volatility and credit market stability;

•	private party and governmental residential consumer mortgage loan programs, and federal and state regulation of lending and appraisal practices;

•
federal and state personal income tax rates and provisions, and government actions, policies, programs and regulations directed at or affecting the housing market (including the Tax Cuts and Jobs Act (“Tax Cuts and Job Act”), the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities;

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

These above conditions, among others, are complex and interrelated. Adverse changes in such conditions may have a significant negative impact on our business, as they did during the recent downturn. The negative impact may be national in scope but may also negatively and acutely affect some of the regions or markets in which we operate more than others. In addition, adverse economic conditions in markets outside the U.S., such as Asia, India and Canada, as well as any restrictive economic policies in such overseas regions, may have an adverse impact on our financial results to the extent such factors decrease the amount of potential homebuyers from such regions in our markets. For example, the capital markets in China experienced a high level of volatility in recent years and such volatility and economic uncertainty, as well as capital constraints and restrictions imposed by the government, may adversely affect our sales to the extent any potential homebuyers become more hesitant, or unable, to purchase a home. When such adverse conditions affect any of our markets, those conditions could have a proportionately greater impact on us than on some other homebuilding companies. We cannot predict their occurrence or severity, nor can we provide assurance that our strategic responses to their impacts would be successful.

Further, the prior recession and downturn in the homebuilding industry had a significant adverse effect on us. While we believe that the housing market began to recover in fiscal year 2012 from the significant slowdown and appears to continue to be recovering in most of the regions in which we operate, we cannot predict the pace or scope of the recovery, and we have experienced a more tempered home price appreciation and moderate sales pace during recent years, with a good deal of variation between our markets, following the steep rebound of home prices in 2012 and 2013. We cannot predict the duration or ultimate magnitude of any economic downturn or the continuation of the current recovery, nor can we provide assurance that should the recovery not continue, our response would be successful. The recent improvement in housing market conditions following a prolonged and severe housing downturn may not continue, and any slowing or reversal of the present housing recovery may materially and adversely affect our business and results of operations.

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
In general, housing demand is negatively impacted by the unavailability of mortgage financing, as a result of declining customer credit quality, tightening of mortgage loan underwriting standards and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. Most of our buyers finance their home purchases through one of our mortgage joint ventures or third-party lenders providing mortgage financing. If mortgage rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. The U.S. Federal Open Market Committee has raised the target range for the federal funds rate several times in the last few years. We are unable to predict if, or when, the Federal Open Market Committee will announce further increases or the impact of any such increases on home mortgage interest rates, and mortgage interest rates during 2018 and beyond may prove to be more volatile than in recent years. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency.  Financing contingencies may allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  Further, even if potential customers do not need financing, changes in the availability of mortgage products or increases in mortgage costs may make it harder for them to sell their current homes to potential buyers who need financing, which has in some cases led to lower demand for new homes. As a result, rising interest rates can decrease our home sales.  Any of these factors could have a material adverse effect on the Company's business and results of operations.
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

Although the Company currently has a non-controlling ownership interest in two mortgage joint ventures, many of the Company's homebuyers will continue to seek mortgage loans from other lenders and be subject to those lenders’ ability to perform. The Company can provide no assurance as to other lenders’ ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for the Company's homebuyers. Such inability or unwillingness may result in mortgage loan funding issues that slow deliveries of the Company's homes and/or cause cancellations, which in each case may have a material adverse effect on the Company's business and its consolidated financial statements. In addition, recent changes to mortgage loan disclosure requirements to consumers may potentially delay lenders’, including the Company's mortgage joint ventures', completion of the mortgage loan funding process for borrowers. Specifically, the Consumer Financial Protection Bureau (CFPB) has adopted a rule governing the content and timing of mortgage loan disclosures to borrowers, commonly known as TILA-RESPA Integrated Disclosures or TRID, which became effective on October 3, 2015.  Lender compliance with TRID could result in delays in loan closings and the delivery of homes that materially and adversely affect the Company's financial results and operations.

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

Certain areas in which we operate, particularly California and parts of Arizona and Nevada, have experienced extreme or exceptional drought conditions from time to time. In response to these conditions and concerns that they may continue for an extended period of time or worsen, government officials have taken, or have proposed taking, a number of steps to preserve potable water supplies. For instance, in 2014, the Governor of California proclaimed a Drought State of Emergency warning that drought conditions may place drinking water supplies at risk in many California communities. In April 2015, the Governor issued an executive order that, among other things, directs the State Water Resources Control Board to implement mandatory water reductions in cities and towns across California to reduce water usage by 25 percent and to prohibit irrigation with potable water outside newly constructed homes that is not delivered by drip or micro-spray systems. The Governor's order also calls on local water agencies to adjust their rate structures to implement conservation pricing, directs the Department of Water Resources to update the Model Water Efficient Landscape Ordinance, and directs the California Energy Commission to adopt emergency regulations establishing standards to improve the efficiency of water appliances such as toilets and faucets. In May 2015, the Water Board adopted emergency regulations mandating reductions in potable water use by urban water suppliers to achieve the 25% statewide reduction mandated by the Governor’s Executive Order. Based on continued drought conditions, in February 2016, the Water Board extended the emergency regulations through November 2016 but revised the regulations to provide for decreases in certain urban water suppliers’ reduction targets under specified conditions. In May 2016, the Water Board again extended the emergency regulations restricting urban water use through February 28, 2017 but adopted a “stress test” approach that mandates urban water suppliers to take actions to ensure at least a three year supply of water to their customers under drought conditions. In 2017, the California Governor lifted the drought proclamation for most of California and the Water Board rescinded its emergency restrictions. However, the Water Board maintained the urban water use reporting requirements and the prohibitions on wasteful water practices, and announced a plan to make water conservation a long-term way of life in California. These and other measures that are instituted to respond to drought conditions could cause us to incur additional costs, and there can be no assurance that the drought proclamation with not be reinstated. In addition, new home deliveries in some areas may be delayed or prevented due to the unavailability of water, even when we have obtained water rights for those projects.

To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially restrict, delay the issuance of, or proscribe new water connection permits for homes or businesses, increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs, adopt higher efficiency requirements for water-using appliances or fixtures, limit or ban the use of water for construction activities, impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers, and/or impose fines and penalties for noncompliance with any such measures, all of which may adversely impact our new home deliveries. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership. We can offer no assurance whether, where and the extent to which these or additional conservation measures might be imposed by local water agencies or suppliers in California or by other federal, state or local lawmakers or regulators in Arizona, California and Nevada. However, if potable water supplies become further constrained due to persistent drought conditions, tighter conservation requirements may be imposed that could limit, impair or delay our ability to acquire and develop land, or build and deliver homes, increase our production costs, or cause the fair value of affected land or land interests in our inventory to decline, which could result in inventory impairment or land option contract abandonment charges, or both, or negatively affect the economies of, or diminish consumer interest in living in, water-constrained areas. These impacts, individually or collectively, could adversely affect our business and consolidated financial statements, and the effect could be material. Although California experienced significant snow and rainfall in the water year that ended September 2017, precipitation cannot be counted on to continue, and snowpack levels are subject to rapid reductions as seen in 2016 and in earlier periods. In addition, some parts of California are still experiencing water supply shortfalls and five years of drought have resulted in a significant water supply deficit, especially when it comes to California’s groundwater basins.

There have been substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Cuts and Job Act”), which contains substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business. Prior to the Tax Cuts and Job Act’s enactment, significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual’s or household’s federal, and in some cases state, taxable income, subject to various limitations. The Tax Cuts and Job Act establishes new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including real estate taxes. The Tax Cuts and Job Act also raises the standard deduction. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices, in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes, including in certain of our served markets in California. As a result, some communities in our California operations could experience lower net orders and/or a tempering of average sales prices in future periods depending on how homebuyers react to the tax law changes under the Tax Cuts and Job Act. In addition, if the federal government further changes, or a state government changes, its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, the after-tax cost of owning a home could measurably increase. Any increases in personal income tax rates and/or tax deduction limits or restrictions enacted at the federal or state levels, including those enacted under the Tax Cuts and Job Act, could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.
Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.
During the years ended December 31, 2017, 2016, and 2015, the Company experienced cancellation rates of 15%, 16%, and 20%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, buyer's remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond the Company’s control. Increased levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

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
In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by insurance or may exceed applicable coverage limits. Furthermore, contractual indemnities with contractors and subcontractors can be difficult to enforce, and we may also be responsible for applicable self-insured retentions with respect to our insurance policies, and we include our subcontractors on our general liability insurance and our ability to seek indemnity for insured claims is significantly limited. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and future home sales. In addition, manufactured product defects may result in delays, additional costs and remediation efforts which could have a negative impact on our new home deliveries and financial and operating results.
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

In addition, existing and increased competition could prevent the Company from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder its growth efforts, and lead to pricing pressures on the Company's homes that may adversely impact its margins and revenues. Furthermore, a number of the Company’s competitors have larger staffs, larger marketing organizations and substantially greater financial resources than those of the Company, and accordingly, they may be able to compete more effectively in one or more of the markets in which the Company operates. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which the Company operates. The Company also competes for sales with individual resales of existing homes and with available rental housing.
Labor and raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and reduce our sales and earnings.
The residential construction industry experiences serious material shortages from time to time, including shortages in labor, insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing and during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular, the cost of labor, lumber, cement, steel and drywall. In addition, environmental and other regulations and import tariffs have had, and in the future could continue to have, an adverse impact on the cost of certain raw materials such as lumber. The Company generally is unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be in advance of the construction of the home. During the most recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market, which may limit capacity for new construction until the labor base grows. Additionally, the cost of petroleum products, which are used to deliver our materials, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents, which could affect the price of our important raw materials. Shortages could cause delays in and increase our costs of home construction, and increases in construction costs may, over time, erode the Company’s gross margins from home sales, particularly if pricing competition restricts the ability to pass on any additional costs of materials or labor, thereby decreasing gross margins from home sales, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors.  Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage. In addition, California’s Governor recently signed legislation, AB 1701, that will require direct construction contractors to assume and be liable for unpaid wages, fringe or other benefit payments or contributions, including interest, incurred by a subcontractor at any tier for contracts entered into on or after January 1, 2018. While we are still analyzing the ultimate impact this legislation could have on our business, we believe it may result in increased costs.
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
Risks Related to the Pending RSI Acquisition
The Company cannot assure you that the proposed RSI Acquisition will be completed.
There are a number of risks and uncertainties relating to the RSI Acquisition. For example, the RSI Acquisition may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing in the acquisition agreements. There can be no assurance that the conditions to closing of the RSI Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the RSI Acquisition. The acquisition agreements may be terminated by the parties thereto under certain circumstances, including, without limitation, if the RSI Acquisition has not been completed by April 1, 2018, assuming all conditions to closing have been satisfied or waived. Any delay in closing, or a failure to close, could have a negative impact on our business and the trading prices of our securities.

The Company will incur significant transaction and acquisition-related integration costs in connection with the RSI Acquisition.
Although we anticipate achieving synergies in connection with the RSI Acquisition, we also expect to incur costs implementing such cost-saving measures. We cannot currently identify the timing, nature and amount of all such costs. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset certain incremental transaction- and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all.

The Company and RSI will be subject to business uncertainties before and after the consummation of the RSI Acquisition that could adversely affect our and its business.
Uncertainty about the effect of the RSI Acquisition on employees and customers may have an adverse effect on us and RSI. Although we and RSI intend to take actions to reduce any adverse effects, these uncertainties may impair our and their ability to attract, retain and motivate key personnel until the RSI Acquisition is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers and others that deal with us and RSI to seek to change existing business relationships with us and RSI.
Additionally, employee retention could be reduced before or after the consummation of the RSI Acquisition, as employees may experience uncertainty about their future roles or encounter difficulties in the integration process. The successful integration of RSI after completion of the RSI Acquisition will depend, in part, upon our ability to retain its key employees following the RSI Acquisition. If, despite our and RSI’s retention efforts, key employees depart before or after consummation of the RSI Acquisition, our business could be harmed and we may not realize all of the expected benefits of the RSI Acquisition.

Prior to the RSI Acquisition, RSI was a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.
Upon consummation of the RSI Acquisition, RSI and the other entities being acquired from RSI will become subsidiaries of our consolidated Company, and will need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and other regulatory bodies. We will need to ensure that RSI establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

The Company's assumptions relating to the RSI Acquisition may prove to be materially inaccurate.
We have made, or will make, certain assumptions relating to the RSI Acquisition, including, for example:

•	projections of RSI’s future revenues and other metrics of financial performance;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the RSI Acquisition in future periods;

•	acquisition costs, including transaction and integration costs; and

•	other financial and strategic rationales and risks of the acquisition.
These assumptions, when made, may turn out to be materially inaccurate, including for reasons beyond our control. If these assumptions are incorrect or our valuation consultants do not concur with our judgments and require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our financial results.
Risks Related to Our Capital Structure
We have substantial outstanding indebtedness and may incur additional debt in the future.

We are highly leveraged. At December 31, 2017, the total outstanding principal amount of our debt was approximately $1,030.2 million. In addition, we have the ability to incur additional indebtedness under our Revolving Credit Facility, subject to a borrowing base formula, and under our project-level financing facilities. As of December 31, 2017, we would have had up to approximately $278.4 million of additional borrowing capacity under our Revolving Credit Facility and our project-level financing facilities. Moreover, the terms of the indentures governing our outstanding Senior Notes and the Revolving Credit Facility permit us to incur additional debt, in each case, subject to certain restrictions. In addition, we intend to fund a portion of the purchase price of the RSI Acquisition with debt financing, which would increase our level of indebtedness. Our high level of indebtedness could have detrimental consequences, including the following:

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

•	the terms of any refinancing may not be as favorable as the debt being refinanced; and

•
some of our current debt has, and any additional debt we incur may have, a floating rate of interest. The FOMC recently raised the target range for the federal funds rate. We are unable to predict if, or when, the FOMC will announce further increases and the impact of any such increases on our floating rate interest rates.

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

As a result of these restrictions, our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited. In addition, our Revolving Credit Facility contains a maximum leverage ratio that remained at 62.5% from December 31, 2016 through and including December 30, 2017, and decreased to 60% on the last day of the 2017 fiscal year and will remain at 60% thereafter. Our leverage ratio as of December 31, 2017, as calculated under the Revolving Credit Facility, was approximately 51.7%. Failure to have sufficient borrowing base availability in the future or to be in compliance with our maximum leverage ratio under the Revolving Credit Facility could have a material adverse effect on our operations and financial condition.

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

A default under the indentures governing our outstanding Senior Notes, Revolving Credit Facility or other agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing the Revolving Credit Facility would permit the lenders thereunder to terminate all commitments to extend further credit under the Revolving Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under our Revolving Credit Facility or other future secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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
Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to five votes per share, on all matters entitled to be voted on by our common stockholders. Based on the number of shares outstanding as of February 14, 2018, William H. Lyon, individually or through affiliated entities, holds approximately 50% of the voting power of the Company's common stock, assuming exercise in full of the warrant to purchase additional shares of Class B Common Stock, through ownership of 100% of the outstanding Class B Common Stock, a warrant to purchase 1,907,550 additional shares of Class B Common Stock and ownership of shares of Class A Common Stock. In addition, our Amended and Restated Certificates of Incorporation provides for certain preemptive rights to the holders of our Class B Common Stock, which would permit such holders to purchase additional shares of Class B Common Stock up to a certain amount in order to preserve their then-current voting power in the event of certain issuances of our Class A Common Stock, subject to certain exceptions.
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

Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A Common Stock to decline. We had 34,267,510 shares of Class A Common Stock and 4,817,394 shares of Class B Common Stock outstanding as of February 14, 2018, excluding 1,907,550 shares of Class B Common Stock issuable upon the exercise of a warrant held by the holder of our Class B Common Stock and shares of unvested restricted stock and Class A Common Stock issuable upon exercise of outstanding stock options. All of these shares, other than the shares of Class B Common Stock beneficially owned by William H. Lyon through Lyon Shareholder 2012, LLC, and certain shares of Class A Common Stock held by our directors and officers and other “affiliates”, as defined in Rule 144 of the Securities Act, or Rule 144, are freely tradeable without restriction under the Securities Act. Based on current ownership trends, the Company believes that Stockholders holding up to approximately 4,817,394 shares of our common stock as of February 14, 2018, which includes the Class A Common Stock that may be issued upon conversion of the outstanding Class B Common Stock on a one-to-one basis, have exercised their registration rights to include their shares of common stock in registration statements related to our securities, including our Registration Statement on Form S-3 (File No. 333-194517) that was declared effective by the Securities and Exchange Commission on March 20, 2014. Shares of common stock sold under this shelf registration statement can be freely sold in the public market, and even if not sold pursuant to an effective registration statement, shares held by affiliates may be sold under Rule 144 subject to the volume and manner of sale, and other, requirements thereunder. Any sale of a large number of shares of common stock by our existing stockholders could reduce the trading price of our common stock. In addition, investors would incur dilution upon the exercise of stock options or other equity-based awards under our equity incentive plan, and upon any exercise of preemptive rights granted pursuant to our Certificate of Incorporation to holders of our Class B Common Stock upon the issuance of Class A Common Stock in potential future offerings. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon exercise of outstanding options or for other reasons. Any such future issuances of our common stock or convertible or other equity-linked securities will dilute the ownership interest of the holders of our Class A Common Stock. We cannot predict the size of future issuances of our common stock or other equity-related securities or the effect, if any, that they may have on the market price of our Class A Common Stock.
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
There is no assurance that our stock repurchase program will result in further repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
As announced on February 22, 2017, our board of directors approved a $50 million stock repurchase program. Repurchases pursuant to a stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. The Company has conducted certain repurchases under the stock repurchase program, and additional capacity remains for future repurchases. There can be no assurance that any further stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.
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

	2017		2016
Calendar Quarter Ended	High	Low	High	Low
March 31	$21.20	$16.37	$16.42	$7.61
June 30	24.51	19.76	17.44	12.80
September 30	25.18	18.85	19.02	15.18
December 31	30.79	22.77	21.92	15.60
As of February 14, 2018, the Company had approximately 50 stockholders of record, 49 of which were holders of the Company's Class A Common Stock, including shares of unvested restricted stock awards, and one of which was a holder of the Company's Class B Common Stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

	5/16/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
William Lyon Homes	$100	$86.82	$79.49	$64.71	$74.63	$114.04
S&P 500 Index	100	113.45	128.98	130.77	146.41	178.37
S&P Composite 1500 Homebuilding Index	100	91.56	95.47	101.68	97.51	171.47
The above graph is based on the Company's Class A common stock and index prices calculated as of the dates indicated. The closing price of the Company's Class A common stock on the New York Stock Exchange was $29.08 per share on December 31, 2017 and $19.03 per share on December 31, 2016. Total return assumes $100 invested at market close on May 16, 2013 in the Company's Class A common stock, the S&P 500 Index and the S&P Composite 1500 Homebuilding Index, and the re-investment of all dividends. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance.

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

Recent Sales of Unregistered Securities
Other than the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K during fiscal year 2017, we did not make any sales of unregistered securities during 2017.

Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three month period ended December 31, 2017.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Approximate Dollar Value of Shares that may yet be Repurchased under the Stock Repurchase Program
October 31, 2017	36,197	$23.88	—	36,197	$46,890,294
November 30, 2017	2,816	$28.84	2,816	—	46,890,294
December 31, 2017	—	N/A	—	—	46,890,294
Total	39,013		2,816	36,197
(1) The Company repurchased 2,816 shares from certain employees to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended December 31, 2017. Such shares were not repurchased pursuant to a publicly announced plan or program.
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
The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, 2016, and 2015 has been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2015, and as of and for the years ended December 31, 2014, and 2013 have been derived from the Company’s audited financial statements for such years, which are not included herein.
You should read this summary in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
(in thousands except number of shares, per share data and number of homes)
Statement of Operations Data:
Revenues
Home sales	$1,795,074	$1,402,203	$1,078,928	$857,025	$521,310
Construction services	1,454	3,837	25,124	37,728	32,533
Total revenues	1,796,528	1,406,040	1,104,052	894,753	553,843
Operating income	137,956	93,968	80,247	75,473	51,857
Income before reorganization items, extinguishment of debt and (provision for) benefit from income taxes	142,512	102,817	87,067	78,323	53,765
(Provision for) benefit from income taxes	(62,933)	(34,850)	(26,806)	(23,797)	82,302
Net income	57,751	67,967	60,261	54,526	135,603
Net income available to common stockholders	48,135	59,696	57,336	44,625	127,604
Income per common share:
Basic	$1.30	$1.62	$1.57	$1.41	$5.16
Diluted	$1.24	$1.55	$1.48	$1.34	$4.95
Weighted average common shares outstanding:
Basic	37,040,137	36,764,799	36,546,227	31,753,110	24,736,841
Diluted	38,663,667	38,474,900	38,767,556	33,263,343	25,796,197
Operating Data (including consolidated joint ventures) (unaudited):
Number of net new home orders	3,328	2,775	2,575	1,677	1,322
Number of homes closed	3,239	2,781	2,314	1,753	1,360
Average sales price of homes closed	$554	$504	$466	$489	$383
Cancellation rates	15%	16%	20%	18%	17%
Backlog at end of period, number of homes	822	733	739	478	368
Backlog at end of period, aggregate sales value	$433,012	$410,675	$391,770	$260,127	$199,523

	December 31,
	2017	2016	2015	2014	2013
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$182,710	$42,612	$50,203	$52,771	$171,672
Real estate inventories—Owned	1,699,850	1,771,998	1,675,106	1,404,639	671,790
Real estate inventories—Not owned	—	—	—	—	12,960
Total assets	2,061,104	2,011,280	1,923,450	1,659,724	1,010,411
Total debt	1,030,184	1,080,650	1,105,776	925,398	469,355
Total William Lyon Homes stockholders’ equity	780,472	697,086	632,095	569,915	428,179
Noncontrolling interests	80,158	66,343	39,374	27,231	22,615

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington and Oregon. The Company's core markets currently include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Seattle and Portland. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time we have sold in excess of 102,000 homes. The Company believes that its markets are characterized by attractive long-term housing fundamentals. The Company believes that it holds leading market share positions in most of its markets and has a significant land supply.
The U.S. housing market has continued to improve in 2017, building upon the improvement from previous years. The Company attributes this strong housing market to a healthy domestic economy, strong demand dynamics in market with limited lot supply, coupled with positive demographic trends, including employment and population growth. In addition, the Company operates in some of the strongest markets in the Western Region of the United States, with consistent price appreciation, strong economic growth and consistent homebuyer demand.
The Company experienced a record homebuilding revenue year in 2017, with homebuilding revenue of $1.8 billion, demonstrating strong growth over 2016, against a backdrop of tight labor markets, weather challenges in the early part of 2017, and geo-political change. The Company's absorption rates for the year ended December 31, 2017 increased when compared to the 2016 period and also strategically maximized revenue at it projects as market conditions allowed. In 2017, the Company opened 35 new home communities. As of December 31, 2017, our average community count for the period then ended was 84 locations, which is a 14% increase from the previous period.
Results of Operations
In the year ended December 31, 2017, the Company delivered 3,239 homes, with an average selling price of approximately $554,200, and recognized home sales revenues and total revenues of $1.8 billion. The Company generated net income available to common shareholders of $48.1 million for the year ended December 31, 2017, and income per share of $1.30. The Company's net income was significantly reduced by a loss from extinguishment of debt of $21.8 million from the refinance of the 8.5% Senior Notes during the period and a one-time $23.1 million charge included within our tax provision to reduce the value of our net deferred tax asset resulting from the new tax reform legislation signed into effect in December 2017. The Company continues to see positive trends in closings, price appreciation in certain projects, and our average sales price of homes closed increased by 10% compared to the 2016 period.
As of December 31, 2017, the Company had a consolidated backlog of 822 sold but unclosed homes, with an associated sales value of $433.0 million, representing a 12% increase in units, and a 5% increase in dollars, as compared to the backlog at December 31, 2016. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 17.6% and 23.2%, respectively, for the year ended December 31, 2017, as compared to 17.1% and 22.9%, respectively, for the year ended December 31, 2016.

Comparisons of the Year Ended December 31, 2017 to December 31, 2016

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Number of Net New Home Orders
California	935	752	183	24%
Arizona	496	468	28	6%
Nevada	305	275	30	11%
Colorado	337	248	89	36%
Washington	555	297	258	87%
Oregon	700	735	(35)	(5)%
Total	3,328	2,775	553	20%
The 20% increase in the number of net new home orders was driven by a 14% increase in the average number of sales locations to 84 average locations in 2017, compared to 74 average locations in the 2016 period. In addition, the monthly absorption rate during the 2017 period increased to 3.3 compared to 3.1 in the prior year.

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount
Cancellation Rates
California	18%	18%	—%
Arizona	9%	12%	(3)%
Nevada	18%	18%	—%
Colorado	15%	13%	2%
Washington	14%	16%	(2)%
Oregon	16%	17%	(1)%
Overall	15%	16%	(1)%
Cancellation rates during the 2017 period decreased to 15% from 16% during the 2016 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions. The 2% increase in cancellation rates in Colorado was partially due to a manufactured product issue relating to fire rated I-joists, which was announced by the manufacturer at the beginning of the 2017 third quarter and impacted certain homes in backlog and/or under construction in our Colorado division, and for which we have implemented a remediation program. In addition, the cancellation rate in Arizona has decreased from the prior period, in part, due to the Company having more spec homes available to sell and close within a given period.

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Average Number of Sales Locations
California	23	20	3	15%
Arizona	7	8	(1)	(13)%
Nevada	13	12	1	8%
Colorado	15	10	5	50%
Washington	10	6	4	67%
Oregon	16	18	(2)	(11)%
Total	84	74	10	14%

The average number of sales locations for the Company increased to 84 locations for the year ended December 31, 2017 compared to 74 for the year ended December 31, 2016. As of December 31, 2017, the Company was selling out of 77 locations, down from 81 at December 31, 2016. During the 2017 period, on a consolidated basis, the Company opened 35 new sales locations and closed 39.

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount
Monthly Absorption Rates
California	3.4	3.1	0.3
Arizona	5.9	4.9	1.0
Nevada	2.0	1.9	0.1
Colorado	1.9	2.1	(0.2)
Washington	4.6	4.1	0.5
Oregon	3.6	3.4	0.2
Overall	3.3	3.1	0.2
The Company's consolidated monthly absorption rate, representing number of net new home orders divided by average sales locations for the period, increased to 3.3 sales per project for the 2017 period from 3.1 for the 2016 period. With all of our markets, except Colorado, there was strong improvement over prior year. As mentioned previously, the Colorado I-joists issue increased our cancellation rates, therefore reducing net sales. The increase in absorption rates in Arizona was due to strong demand from the needs based entry level buyer compared to the prior period.

	December 31,		Increase (Decrease)
	2017	2016	Amount	%
Backlog (units)
California	240	224	16	7%
Arizona	161	204	(43)	(21)%
Nevada	86	59	27	46%
Colorado	172	75	97	129%
Washington	91	52	39	75%
Oregon	72	119	(47)	(39)%
Total	822	733	89	12%
The Company’s backlog at December 31, 2017 increased 12% to 822 units from 733 units at December 31, 2016. The increase in backlog is primarily driven by the 20% increase in new home orders over prior period, in addition to an increase in fourth quarter backlog conversion rate, from 84% during the fourth quarter of 2016 to 88% for the fourth quarter of 2017.

	December 31,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$167,938	$182,300	$(14,362)	(8)%
Arizona	49,656	59,563	(9,907)	(17)%
Nevada	62,105	45,034	17,071	38%
Colorado	65,716	39,569	26,147	66%
Washington	55,583	34,789	20,794	60%
Oregon	32,014	49,420	(17,406)	(35)%
Total	$433,012	$410,675	$22,337	5%
The dollar amount of backlog of homes sold but not closed as of December 31, 2017 was $433.0 million, up 5% from $410.7 million as of December 31, 2016. The increase is primarily the result of the increase in net orders described above, partially offset by the decrease in average selling price in some reporting segments. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog decreased 8% to $167.9 million as of December 31, 2017 from $182.3 million as of December 31, 2016, which is attributable to the decrease in average selling price of homes in backlog to $699,700 as of December 31, 2017 compared to $813,800 as of December 31, 2016, which is related to product mix. The decrease was partially offset by a 7% increase in the number of homes in backlog in California to 240 homes as of December 31, 2017 compared to 224 homes as of December 31, 2016.
In Arizona, the dollar amount of backlog decreased 17% to $49.7 million as of December 31, 2017 from $59.6 million as of December 31, 2016, which is attributable to a 21% decrease in the number of units in backlog at December 31, 2017, to 161 from 204 as of December 31, 2016. The decrease was partially offset by a 6% increase in the average selling price of homes in backlog as of December 31, 2017 to $308,400 from $292,000 at December 31, 2016.
In Nevada, the dollar amount of backlog increased 38% to $62.1 million as of December 31, 2017 from $45.0 million as of December 31, 2016, which is attributable to a 46% increase in the number of units in backlog as December 31, 2017, to 86 from 59 as of December 31, 2016. The increase is partially offset by a decrease in the average selling price of homes in backlog to $722,200 as of December 31, 2017, down 5% from $763,300 as of December 31, 2016.
In Colorado, the dollar amount of backlog increased 66% to $65.7 million as of December 31, 2017, from $39.6 million as of December 31, 2016. The increase is attributable to a 129% increase in the number of units in backlog at December 31, 2017, to 172 from 75 at December 31, 2016, partially offset by a decrease in average selling price of homes in backlog of 28% to $382,100 as of December 31, 2017 from $527,600 as of December 31, 2016.
In Washington, the dollar amount of backlog increased 60% to $55.6 million as of December 31, 2017, from $34.8 million as of December 31, 2016. The increase is attributable to a 75% increase in the number of units in backlog as of December 31, 2017, to 91 from 52 at December 31, 2016, partially offset by a 9% decrease in the average selling price of homes in backlog as of December 31, 2017 to $610,800 from $669,000 at December 31, 2016.
In Oregon, the dollar amount of backlog decreased 35% to $32.0 million as of December 31, 2017, from $49.4 million as of December 31, 2016. The decrease is attributable to a 39% decrease in the number of units in backlog at December 31, 2017, to 72 from 119 at December 31, 2016, partially offset by a 7% increase in the average selling price of homes in backlog as of December 31, 2017 to $444,600 from $415,300 at December 31, 2016.

	December 31,		Increase (Decrease)
	2017	2016	Amount	%
Number of Homes Closed
California	919	722	197	27%
Arizona	539	473	66	14%
Nevada	278	331	(53)	(16)%
Colorado	240	251	(11)	(4)%
Washington	516	289	227	79%
Oregon	747	715	32	4%
Total	3,239	2,781	458	16%

During the year ended December 31, 2017, the number of homes closed increased 16% to 3,239 in the 2017 period from 2,781 in the 2016 period, the highest since 2007. The increase is attributable to an increase in net new orders by 20% to 3,328 orders in the 2017 period compared to 2,775 orders in the 2016 period, in addition to an increase of 14% in the average number of sales locations to 84 locations during the 2017 period compared to 74 locations during the 2016 period.

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$682,806	$490,352	$192,454	39%
Arizona	158,534	125,951	32,583	26%
Nevada	176,355	191,711	(15,356)	(8)%
Colorado	124,456	128,530	(4,074)	(3)%
Washington	332,302	154,600	177,702	115%
Oregon	320,621	311,059	9,562	3%
Total	$1,795,074	$1,402,203	$392,871	28%
The increase in homebuilding revenue of 28% to $1,795.1 million for the year ended December 31, 2017 from $1,402.2 million for the year ended December 31, 2016 is primarily attributable to a 16% increase in the number of homes closed to 3,239 during the 2017 period from 2,781 in the 2016 period, in addition to a 10% increase in the average sales price of homes closed to $554,200 during the 2017 period from $504,200 during the 2016 period.

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Average Sales Price of Homes Closed
California	$743,000	$679,200	$63,800	9%
Arizona	294,100	266,300	27,800	10%
Nevada	634,400	579,200	55,200	10%
Colorado	518,600	512,100	6,500	1%
Washington	644,000	534,900	109,100	20%
Oregon	429,200	435,000	(5,800)	(1)%
Total average	$554,200	$504,200	$50,000	10%

The average sales price of homes closed for the 2017 period increased 10% compared to the 2016 period primarily due to a greater number of overall deliveries in the current period in California and Washington, which have higher price points, in addition to benefits from product mix and overall increases in sales prices. On a same store basis (projects that were open in both periods presented), the average sales price increased 5% for the 2017 period compared to the 2016 period.

Gross Margin
Homebuilding gross margins increased to 17.6% for the year ended December 31, 2017 from 17.1% in the 2016 period, primarily driven by price appreciation above costs appreciation, as well as new project openings with deliveries in 2017 with margins above previous company averages.
For the comparison of the year ended December 31, 2017 and the year ended December 31, 2016, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 23.2% for the 2017 period compared to 22.9% for the 2016 period. The increase was primarily a result of the increase in homebuilding gross margins described above, coupled with the increase in the impact of interest in cost of sales.
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

	Year Ended December 31,
	2017	2016
	(dollars in thousands)
Home sales revenue	$1,795,074	$1,402,203
Cost of home sales	1,478,549	1,162,337
Homebuilding gross margin	316,525	239,866
Homebuilding gross margin percentage	17.6%	17.1%
Add: Interest in cost of sales	83,455	57,297
Add: Purchase accounting adjustments	15,771	23,414
Adjusted homebuilding gross margin	$415,751	$320,577
Adjusted homebuilding gross margin percentage	23.2%	22.9%
Construction Services Revenue
Construction services revenue was $1.5 million during the year ended December 31, 2017, compared to $3.8 million for the year ended December 31, 2016. The decrease is primarily due to a decrease in revenue attributable to one project in Northern California, which has closed out, which was partially offset by a new project started in Washington towards the end of 2017.
Sales and Marketing & General and Administrative Expense

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2017	2016	2017	2016
	(dollars in thousands)
Sales and Marketing	$86,226	$72,509	4.8%	5.2%
General and Administrative	90,206	73,398	5.0%	5.2%
Total Sales and Marketing & General and Administrative	$176,432	$145,907	9.8%	10.4%
Sales and marketing expense as a percentage of home sales revenue decreased to 4.8% in the 2017 period compared to 5.2% in the 2016 period as a result of higher homebuilding revenue. In addition, the Company has been lowering advertising as a percentage of homebuilding revenue to 0.7% in the 2017 period from 0.8% in the 2016 period, by a more efficient advertising spending strategy through utilization of social media and mobile applications, in an effort to offset higher outside broker costs. General and administrative expense as a percentage of home sales revenues decreased to 5.0% in the 2017 period compared to 5.2% in the 2016 period. The decrease is driven by a lower relative cost structure due to the higher revenue and positive operating leverage.

Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased to $3.7 million during the 2017 period from $5.6 million during the 2016 period as a result of declining performance at one of our mortgage joint ventures.
Other Items
Combined, other operating costs increased to $2.3 million for the year ended December 31, 2017, compared to $0.3 million for the year ended December 31, 2016.
Interest activity for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Interest incurred	$73,729	$83,218
Less: Interest capitalized	(73,729)	(83,218)
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$62,679	$79,734
The decrease in interest incurred for the year ended December 31, 2017 compared to the interest incurred for the year ended December 31, 2016 reflects the impact of the effective refinancing transaction on January 31, 2017, in which the Company completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 and concurrent retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425.0 million of previously outstanding 8.5% Notes are now retired and extinguished. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the year ended December 31, 2017 the Company recorded a provision for income taxes of $62.9 million, reflecting an effective tax rate of 52.1%. During the year ended December 31, 2016, the Company recorded a provision for income taxes of $34.9 million for an effective tax rate of 33.9%. The increase in the current year tax rate is driven by the new tax reform legislation signed into effect in December 2017, which resulted in remeasurement of our net deferred tax asset of $23.1 million. This increase was partially offset by the tax benefit of $7.8 million related to the loss on debt extinguishment.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest increased to $9.6 million during the year ended December 31, 2017, compared to $8.3 million for the year ended December 31, 2016, reflecting the stage in the project development cycle of a number of our recently entered into joint venture projects and an increase in deliveries.
Net Income Available to Common Stockholders
As a result of the preceding factors, net income available to common stockholders for the years ended December 31, 2017 and 2016 was $48.1 million and $59.7 million, respectively.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	December 31,
	2017	2016	Amount	%
Lots Owned
California	1,551	1,484	67	5%
Arizona	4,221	4,932	(711)	(14)%
Nevada	2,981	3,028	(47)	(2)%
Colorado	1,276	1,475	(199)	(13)%
Washington	1,334	1,367	(33)	(2)%
Oregon	1,893	1,340	553	41%
Total	13,256	13,626	(370)	(3)%
Lots Controlled (1)
California	1,051	971	80	8%
Arizona	—	—	—	—%
Nevada	17	43	(26)	(60)%
Colorado	769	86	683	794%
Washington	849	1,036	(187)	(18)%
Oregon	1,494	2,096	(602)	(29)%
Total	4,180	4,232	(52)	(1)%
Total Lots Owned and Controlled	17,436	17,858	(422)	(2)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has decreased 2% to 17,436 lots owned and controlled at December 31, 2017 from 17,858 lots at December 31, 2016.

Comparisons of the Year Ended December 31, 2016 to December 31, 2015

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Number of Net New Home Orders
California	752	669	83	12%
Arizona	468	414	54	13%
Nevada	275	272	3	1%
Colorado	248	224	24	11%
Washington	297	416	(119)	(29)%
Oregon	735	580	155	27%
Total	2,775	2,575	200	8%
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

Financial Condition and Liquidity
In the year ended December 31, 2017, the Company delivered 3,239 homes, with an average selling price of approximately $554,200, and recognized home sales revenues and total revenues of $1.8 billion. In the year ended December 31, 2017, net new home orders increased 20% to 3,328 in the 2017 period from 2,775 in the 2016 period and home closings increased 16% to 3,239 in the 2017 period from 2,781 in the 2016 period. On a consolidated basis, the cancellation rate decreased to 15% in the 2017 period compared to 16% in the 2016 period. Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage increased to 17.6% and 23.2%, respectively, for the year ended December 31, 2017, as compared to 17.1% and 22.9%, respectively, for the year ended December 31, 2016.
As of December 31, 2017, the Company was selling homes in 77 communities and had a consolidated backlog of 822 sold but unclosed homes, with an associated sales value of $433.0 million, representing a 12% increase in units and 5% increase in dollars, as compared to the backlog at December 31, 2016. The Company benefits from a sizable and well-located lot supply, and as of December 31, 2017, the Company owned 13,256 lots, all of which are entitled, and had options to purchase an additional 4,180 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years.
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
The Company ended the year with total liquidity of $344.9 million, including cash on hand of $182.7 million and availability under the Company's revolving credit facility of $162.2 million. The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the year ended December 31, 2017, the Company generated cash from operations of $167.5 million, which included investment in land acquisitions of $451.0 million, for net cash generated by operations of $618.5 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations. In addition, consistent with our favorable outlook of the market and long-term business strategy, the Company expects to use its capital to support growth initiatives.

Tangible Equity Units
On November 21, 2014, in order to pay down approximately $111.2 million borrowed under the one-year senior unsecured facility entered into in conjunction with the acquisition of Polygon, the Company completed its public offering and sale of 1,000,000 6.50% tangible equity units (“TEUs”, or "Units"), sold for a stated amount of $100 per Unit, featuring a 17.5% conversion premium.  On December 3, 2014, the Company sold an additional 150,000 TEUs pursuant to an over-allotment option granted to the underwriters. Each TEU is a unit composed of two parts:

•	a prepaid stock purchase contract (a “purchase contract”); and

•	a senior subordinated amortizing note (an “amortizing note”).

Each amortizing note had an initial principal amount of $18.01, bore interest at the annual rate of 5.50% and had a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes paid equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which was $1.8056 per amortizing note). Each installment constituted a payment of interest and a partial repayment of principal.
On November 27, 2017, the Company issued 670,811 shares of Class A Common Stock to certain holders who elected for early settlement of their purchase contracts. On December 1, 2017 (the "mandatory settlement date"), the Company issued the balance to the remaining holders, for an aggregate issuance of 5,113,473 shares of Class A Common Stock, which reflected the minimum number of shares of Class A Common Stock, or 4.4465 shares per each of the previously outstanding 1,150,000 tangible equity units that were issuable by the Company under the purchase contracts (as adjusted for fractional shares). As of December 31, 2017, the Company paid off the outstanding balance of the amortizing notes.
5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its offering of 5.75% Senior Notes due 2019, or the 5.75% Notes, in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
As of December 31, 2017, the outstanding principal amount of the 5.75% Notes was $150.0 million, excluding deferred loan costs of $0.6 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Notes and $450 million in aggregate principal amount of 5.875% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
On January 31, 2017, California Lyon completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 in a private placement with registration rights. Parent, through California Lyon, used the net proceeds from the 5.875% Notes, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the period ended December 31, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.
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
As of December 31, 2017, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.7 million and deferred loan costs of $4.0 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes, as described above and $450 million in aggregate principal amount of 5.875% Senior Notes, as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5 7/8% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2017. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of December 31, 2017, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.2 million and deferred loan costs of $7.2 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’

unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 5.75% Notes, 7.00% Notes, and 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2017.

Revolving Credit Facility
On July 1, 2016, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (as so further amended and restated, the "Second Amended Facility"). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. Effective as of November 28, 2017, California Lyon increased the size of the commitment under its revolving credit facility by $25.0 million to an aggregate total of $170.0 million, through exercise of the facility’s accordion feature and entry into a new lender supplement as of such date.
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
On June 16, 2017, California Lyon, Parent and the lenders party thereto entered into an amendment to the Second Amended Facility, which amended the maximum leverage ratio to further extend the timing of the gradual step-downs, such that the leverage ratio remained at 62.5% through and including December 30, 2017, and decreased to 60% on the last day of the 2017 fiscal year and will remain at 60% thereafter. The amendment did not revise any of our other financial covenants thereunder.
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of December 31, 2017, the commitment fee on the unused portion of the Second Amended Facility accrues at an annual rate of 0.01%. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the Second Amended Facility. As of December 31, 2016, the Company had $29.0 million outstanding against the Second Amended Facility at an effective rate of 4.75% and a letter of credit for $8.0 million.

The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreased to 62.5% effective as of December 31, 2016, and further decreased to 60% effective as of December 31, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Second Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Second Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Second Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Second Amended Facility) occurs, the lenders may terminate the commitments under the Second Amended Facility and require that the Company repay outstanding borrowings under the Second Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the Second Amended Facility as of December 31, 2017. The following table summarizes these covenants pursuant to the Second Amended Facility, and our compliance with such covenants as of December 31, 2017:

	Covenant Requirements at		Actual at
Financial Covenant	December 31, 2017		December 31, 2017
Minimum Tangible Net Worth	$536.5	million	$800.7	million
Maximum Leverage Ratio	60.0%		51.7%
Interest Coverage Ratio; or (1)	1.50x		3.31x
Minimum Liquidity (1)	$73.7	million	$344.9	million

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
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the year ended December 31, 2017, the Company paid approximately $451.0 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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
Seller Financing
At December 31, 2017, the Company had $0.6 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018. During the year ended December 31, 2017, the Company paid in full a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum, was secured by the underlying land, and was paid upon maturity in August 2017. This note was entered into with a related party, which is described in more detail in the financial statements.
Joint Venture Notes Payable

The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of December 31, 2017 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$13.8	(4)	September, 2018	4.47%	(1)
January, 2016	35.0	28.9		February, 2019	4.82%	(2)
November, 2015	42.5	15.7	(4)	May, 2018	5.50%	(1)
November, 2014	7.0	2.1	(4)	February, 2018	5.00%	(3)
March, 2014	26.0	—	(6)	April, 2018	4.53%	(1)
July, 2017	66.2	33.4		February, 2021	4.51%	(5)
	$210.1	$93.9
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
(6) The balance on this borrowing was paid in full prior to the maturity date, along with all accrued interest to date.
Net Debt to Total Capital
The Company’s ratio of net debt to total capital was 49.6% and 57.6% as of December 31, 2017 and 2016, respectively. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by total capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	December 31,
	2017	2016
	(dollars in thousands)
Notes payable and Senior Notes	$1,030,184	$1,080,650
Total equity	860,630	763,429
Total capital	$1,890,814	$1,844,079
Ratio of debt to total capital	54.5%	58.6%
Notes payable and Senior Notes	$1,030,184	$1,080,650
Less: Cash and cash equivalents	(182,710)	(42,612)
Net debt	847,474	1,038,038
Total equity	860,630	763,429
Total capital (net of cash)	$1,708,104	$1,801,467
Ratio of net debt to total capital (net of cash)	49.6%	57.6%
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

Cash Flows — Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
For the comparison of the year ended December 31, 2017 and the year ended December 31, 2016, the comparison of cash flows is as follows:

•
Net cash provided by operating activities was $167.5 million in the 2017 period compared to net cash provided by operating activities of $21.7 million in the 2016 period. The change was primarily a result of (i) a decrease in real estate inventories-owned of $52.9 million in the 2017 period compared to spending of $69.6 million in the 2016 period, (ii) a decrease in deferred tax assets of $27.8 million in the 2017 period compared to $4.0 million in the 2016 period, driven by the new tax reform legislation signed into effect in December 2017, which resulted in a one-time charge to our deferred tax asset, and (iii) an increase in accrued expenses of $17.2 million in the 2017 period compared to an increase of $9.5 million in the 2016 period, partially offset by (iv) a decrease in accounts payable of $15.5 million in the 2017 period compared to a decrease of $1.6 million in the 2016 period due to timing of payments, and (v) an increase in escrow receivables of $3.2 million in the 2017 period compared to a decrease of $3.0 million in the 2016 period due to the timing of payments received.

•
Net cash used in investing activities was $4.3 million in the 2017 period compared to net cash provided by investing activities of $5.2 million in the 2016 period, primarily driven by (i) proceeds from repayment of notes receivable of $6.2 million in the 2016 period for which there was no corresponding amount in the 2017 period, and (ii) purchases of property and equipment of $4.3 million in the 2017 period compared to $1.0 million in the 2016 period.

•
Net cash used in financing activities was $23.1 million in the 2017 period compared to net cash used in financing activities of $34.5 million in the 2016 period. The change was primarily the result of (i) proceeds from the issuance of the 5.875% Senior Notes for $446.5 million million in the 2017 period for which there is no comparable amount in the 2016 period, (ii) proceeds from issuance of Class B shares of $29.9 million in the 2017 period for which there is no comparable amount in the 2016 period, and (iii) net payments of $29.0 million against the revolving line of credit in the 2017 period, versus net payments of $36.0 million in the 2016 period, partially offset by (iv) principal payments for the 8.5% Senior Notes for $425.0 million in the 2017 period, in addition to its redemption premium for $19.6 million, for which there is no comparable amount in the 2016 period, (v) net noncontrolling interest contributions of $4.2 million in the 2017 period versus net contributions of $18.7 million in the 2016 period, and (vi) payment of deferred loan costs of $9.9 million in the 2017 period compared to $1.1 million in the 2016 period.

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

Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in consolidated and unconsolidated entities. These arrangements are more fully described above and in Notes 3 and 15 of “Notes to Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 15 of “Notes to Consolidated Financial Statements.”
The Company’s contractual obligations consisted of the following at December 31, 2017 (in thousands):

	Payments due by period
	Total(1)	Less than 1 year (2018)	1-3 years (2019-2020)	3-5 years (2021-2022)	More than 5 years
Notes Payable	$94,515	$32,213	$28,866	$33,436	$—
Notes Payable interest	7,025	3,767	3,132	126	—
Senior Notes	950,000	—	150,000	350,000	450,000
Senior Notes interest	313,761	59,563	104,391	94,729	55,078
Operating leases	17,802	6,998	6,624	3,740	440
Surety bonds	234,012	216,759	17,248	5	—
Purchase obligations:
Land purchases and option commitments (2)	539,254	249,660	248,326	41,268	—
Project commitments (3)	355,524	248,867	106,657	—	—
Total	$2,511,893	$817,827	$665,244	$523,304	$505,518

(1)
The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2017 and is calculated to the stated maturity date.

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
Under FASB ASC Topic 360, when indicators of impairment are present the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development on the project. During the year ended December 31, 2017, no indicators of impairment were noted by the Company.
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
The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. For the years ended December 31, 2017, 2016 and 2015, there were no impairment charges recorded. During the year ended December 31, 2017, no indicators of impairment were noted by the Company.

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
As of December 31, 2017 and 2016, the Company had 13 and 11 joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2017 and 2016, the Company was not required to consolidate any VIEs nor did the Company write-off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
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
Related Party Transactions
See Note 10 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2017 for a description of the Company’s transactions with related parties.
Recently Issued Accounting Standards
See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2017 of $93.9 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2017 ranged between 3.75% and 4.50%.

Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $0.9 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of December 31, 2017 (dollars in thousands):

	Year ended December 31,							Fair Value at December 31, 2017
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt	$589	$150,000	$—	$—	$350,000	$450,000	$950,589	$973,339
Interest rate	7.00%	5.75%	—	—	7.00%	5.875%
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2017. The Company does not enter into or hold derivatives for trading or speculative purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Management's assessment of internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
William Lyon Homes, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited William Lyon Homes, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 22, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Irvine, California
February 22, 2018

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed by the Company with the U.S. Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2017 (the "Proxy Statement"). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by reference.

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

Exhibit Number	Description

10.1
Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999 (File No. 333-88569)).

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

10.45
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

10.46†	William Lyon Homes Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2017)

10.47
Amendment No. 2 dated as of June 16, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed August 8, 2017)

10.48
Stock Purchase Agreement, dated as of December 14, 2017, by and between the Company and Lyon Shareholder 2012, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 14, 2017)

10.49+
New Lender Supplement dated as of November 28, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent.

12.1+	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges for the Years Ended December 31, 2017, 2016, 2015, 2014 and 2013.

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description

31.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 22nd day of February, 2018.

WILLIAM LYON HOMES,
a Delaware corporation

By:	/s/ Matthew R. Zaist
Matthew R. Zaist
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Matthew R. Zaist Matthew R. Zaist	President & Chief Executive Officer, Director (Principal Executive Officer)	February 22, 2018

/s/ Colin T. Severn Colin T. Severn	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2018

/s/ William H. Lyon William H. Lyon	Executive Chairman, Chairman of the Board	February 22, 2018

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	February 22, 2018

/s/ Michael Barr Michael Barr	Director	February 22, 2018

/s/ Gary H. Hunt Gary H. Hunt	Director	February 22, 2018

/s/ Matthew R. Niemann Matthew R. Niemann	Director	February 22, 2018

/s/ Thomas Harrison Thomas Harrison	Director	February 22, 2018

/s/ Lynn Carlson Schell Lynn Carlson Schell	Director	February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
William Lyon Homes, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of William Lyon Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

Irvine, California
February 22, 2018

WILLIAM LYON HOMES
CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	December 31,
	2017	2016
ASSETS		(as adjusted, refer to Note 1)
Cash and cash equivalents — Note 1	$182,710	$42,612
Receivables	10,223	9,538
Escrow proceeds receivable	3,319	85
Real estate inventories - Note 5	1,699,850	1,771,998
Investment in unconsolidated joint ventures - Note 3	7,867	7,282
Goodwill — Note 6	66,902	66,902
Intangibles, net of accumulated amortization of $4,640 as of December 31, 2017 and 2016 — Note 7	6,700	6,700
Deferred income taxes — Note 11	47,915	75,751
Lease right-of-use assets	14,454	13,129
Other assets, net	21,164	17,283
Total assets	$2,061,104	$2,011,280
LIABILITIES AND EQUITY
Accounts payable	$58,799	$74,282
Accrued expenses	111,491	92,919
Notes payable — Note 8:
Revolving credit facility	—	29,000
Seller financing	589	24,692
Joint venture notes payable	93,926	102,076
Subordinated amortizing notes due December 1, 2017 — Note 8	—	7,225
5 3/4% Senior Notes due April 15, 2019 — Note 8	149,362	148,826
8 1/2% Senior Notes due November 15, 2020 — Note 8	—	422,817
7% Senior Notes due August 15, 2022 — Note 8	346,740	346,014
5 7/8% Senior Notes due January 31, 2025 — Note 8	439,567	—
	1,200,474	1,247,851
Commitments and contingencies — Note 15
Equity:
William Lyon Homes stockholders’ equity — Note 13
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 34,267,510 and 28,909,781 shares issued, 33,135,650 and 27,907,724 shares outstanding at December 31, 2017 and 2016, respectively	344	290
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 4,817,394 and 3,813,884 shares issued and outstanding at December 31, 2017 and 2016, respectively	48	38
Additional paid-in capital	454,286	419,099
Retained earnings	325,794	277,659
Total William Lyon Homes stockholders’ equity	780,472	697,086
Noncontrolling interests — Note 2	80,158	66,343
Total equity	860,630	763,429
Total liabilities and equity	$2,061,104	$2,011,280
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating revenue
Home sales	$1,795,074	$1,402,203	$1,078,928
Construction services — Note 1	1,454	3,837	25,124
	1,796,528	1,406,040	1,104,052
Operating costs
Cost of sales — homes	(1,478,549)	(1,162,337)	(878,995)
Construction services — Note 1	(1,317)	(3,485)	(21,181)
Sales and marketing	(86,226)	(72,509)	(61,539)
General and administrative	(90,206)	(73,398)	(59,161)
Amortization of intangible assets — Note 7	—	—	(957)
Other	(2,274)	(343)	(1,972)
	(1,658,572)	(1,312,072)	(1,023,805)
Operating income	137,956	93,968	80,247
Equity in income of unconsolidated joint ventures	3,661	5,606	3,239
Other income, net	895	3,243	3,581
Income before extinguishment of debt	142,512	102,817	87,067
Loss on extinguishment of debt	(21,828)	—	—
Income before provision for income taxes	120,684	102,817	87,067
Provision for income taxes — Note 11	(62,933)	(34,850)	(26,806)
Net income	57,751	67,967	60,261
Less: Net income attributable to noncontrolling interests	(9,616)	(8,271)	(2,925)
Net income available to common stockholders	48,135	59,696	57,336
Income per common share:
Basic	$1.30	$1.62	$1.57
Diluted	$1.24	$1.55	$1.48
Weighted average common shares outstanding:
Basic	37,040,137	36,764,799	36,546,227
Diluted	38,663,667	38,474,900	38,767,556
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	William Lyon Homes Stockholders				Non- Controlling Interest	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount
Balance — January 1, 2015	31,887	$319	$408,969	$160,627	$27,231	$597,146
Net income	—	—	—	57,336	2,925	60,261
Cash contributions from members of consolidated entities	—	—	—	—	19,850	19,850
Cash distributions to members of consolidated entities	—	—	—	—	(10,632)	(10,632)
Exercise of stock options	48	—	106	—	—	106
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(88)	(1)	(1,831)	—	—	(1,832)
Stock based compensation	331	4	6,566	—	—	6,570
Balance — December 31, 2015	32,178	$322	$413,810	$217,963	$39,374	$671,469
Net income	—	—	—	59,696	8,271	67,967
Cash contributions from members of consolidated entities	—	—	—	—	38,334	38,334
Cash distributions to members of consolidated entities	—	—	—	—	(19,636)	(19,636)
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(82)	(1)	(941)	—	—	(942)
Stock based compensation	628	7	6,412	—	—	6,419
Reversal of excess income tax benefit from stock based awards	—	—	(182)	—	—	(182)
Balance - December 31, 2016	32,724	$328	$419,099	$277,659	$66,343	$763,429
Net income	—	—	—	48,135	9,616	57,751
Cash contributions from members of consolidated entities	—	—	—	—	66,712	66,712
Cash distributions to members of consolidated entities	—	—	—	—	(62,513)	(62,513)
Repurchases of common stock	(138)	(1)	(3,111)	—	—	(3,112)
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(79)	(1)	(1,543)	—	—	(1,544)
Stock based compensation	461	5	10,057	—	—	10,062
Settlement of Tangible Equity Units - Note 8	5,113	51	(114)	—	—	(63)
Issuance of Class B common stock	1,004	10	29,898	—	—	29,908
Balance - December 31, 2017	39,085	$392	$454,286	$325,794	$80,158	860,630
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Operating activities:
Net income	$57,751	$67,967	$60,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,962	2,006	2,663
Stock based compensation expense	10,062	6,419	6,570
Equity in income of unconsolidated joint ventures	(3,661)	(5,606)	(3,239)
Distributions from unconsolidated joint ventures	3,085	3,725	1,075
Net change in deferred income taxes	27,836	3,975	8,313
Loss on extinguishment of debt	21,828	—	—
Net changes in operating assets and liabilities:
Restricted cash	—	504	—
Receivables	(694)	(876)	6,663
Escrow proceeds receivable	(3,234)	2,956	(126)
Real estate inventories — owned	52,913	(69,598)	(264,868)
Other assets, net	(2,158)	2,367	758
Accounts payable	(15,483)	(1,599)	24,067
Accrued expenses	17,247	9,466	(15,045)
Net cash provided by (used in) operating activities	167,454	21,706	(172,908)
Investing activities:
Investment in and advances to unconsolidated joint ventures	—	—	(1,000)
Proceeds from repayment of notes receivable	—	6,188	—
Purchases of property and equipment	(4,300)	(1,029)	(4,800)
Net cash (used in) provided by investing activities	(4,300)	5,159	(5,800)

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Financing activities:
Proceeds from borrowings on notes payable	134,061	139,783	119,663
Principal payments on notes payable	(142,211)	(147,887)	(58,217)
Proceeds from issuance of 7% Senior Notes	—	—	51,000
Redemption premium of 8.5% Senior Notes	(19,645)	—	—
Principal payments of 8.5% Senior Notes	(425,000)	—	—
Proceeds from issuance of 5.875% Senior Notes	446,468	—	—
Proceeds from borrowings on revolver	346,121	258,000	229,000
Payments on revolver	(375,121)	(294,000)	(164,000)
Principal payments on subordinated amortizing notes	(7,225)	(6,841)	(6,651)
Proceeds from stock options exercised	—	—	106
Proceeds from issuance of Class B Shares	29,908	—	—
Costs related to settlement of TEUs	(63)	—	—
Shares remitted to, or withheld by the Company for employee tax withholding	(1,544)	(942)	(1,832)
Payments to repurchase common stock	(3,112)	—	—
Excess income tax benefit from stock based awards	—	(182)	—
Payment of deferred loan costs	(9,892)	(1,085)	(2,147)
Cash contributions from members of consolidated entities	66,712	38,334	19,850
Cash distributions to members of consolidated entities	(62,513)	(19,636)	(10,632)
Net cash (used in) provided by financing activities	(23,056)	(34,456)	176,140
Net increase (decrease) in cash and cash equivalents	140,098	(7,591)	(2,568)
Cash and cash equivalents — beginning of period	42,612	50,203	52,771
Cash and cash equivalents — end of period	$182,710	$42,612	$50,203
Supplemental disclosures:
Cash paid for taxes	$35,761	$16,540	$24,955
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,925	$1,353	$3,600
Notes payable issued in conjunction with land acquisitions	$—	$24,692	$—

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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2017 and 2016 and revenues and expenses for the years ended December 31, 2017, 2016, and 2015. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, valuation of deferred tax assets, and the fair value of assets acquired and liabilities assumed in connection with acquisition accounting.
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
Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. For the years ended December 31, 2017, 2016 and 2015, the Company had four, five, and one land parcel sales, respectively, that resulted in a $0.8 million gain, $3.6 million gain and $0.8 million gain, respectively.
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
For land, construction in progress and completed inventory, including model homes, the Company estimates expected cash flows at the project level by maintaining current budgets using recent historical information and current market assumptions. The Company updates project budgets and cash flows of each real estate project on an as needed basis to determine whether the estimated remaining undiscounted future cash flows of the project are more or less than the carrying amount (net book value) of the asset. If the undiscounted cash flows are more than the net book value of the project, then there is no impairment. If the undiscounted cash flows are less than the net book value of the asset, then the asset is deemed to be impaired and is written-down to its fair value.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on operating segment, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Warranty liability, beginning of period	$14,173	$18,117	$18,155
Warranty provision during period	9,822	8,237	7,423
Warranty payments, net of insurance recoveries during period	(10,497)	(12,334)	(8,555)
Warranty charges related to construction services projects	145	153	1,094
Warranty liability, end of period	$13,643	$14,173	$18,117
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 8, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Interest incurred	$73,729	$83,218	$76,221
Less: Interest capitalized	(73,729)	(83,218)	(76,221)
Interest expense, net of amounts capitalized	$—	$—	$—
Cash paid for interest	$62,679	$79,734	$72,254

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction Services
The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with FASB ASC Topic 605 Revenue Recognition (“ASC 605”). Under ASC 605, the Company records revenues and expenses as a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.
The Company entered into construction management agreements to build, sell and market homes in certain communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved. For the year ended December 31, 2017, the Company recorded nominal compensation from such agreements. For the years ended December 31, 2016 and 2015, the Company recorded additional compensation of $0.2 million and $1.9 million, respectively.
Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash investments, receivables, escrow proceeds receivable, our indebtedness, and deposits. The Company typically places its cash investments in investment grade short-term instruments. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers. The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in more detail in Note 15.
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2017 and 2016. The Company monitors the cash balances in its operating accounts; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Goodwill
In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill is tested for impairment on an annual basis, or more frequently if events or circumstances indicate that goodwill may be impaired. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the fair value. The Company has determined that we have six reporting segments, as discussed in Note 4, and will perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.
Intangible Assets
Recorded intangible assets primarily relate to brand names of acquired entities, construction management contracts, homes in backlog, and joint venture management fee contracts recorded in conjunction with FASB ASC Topic 805, Business Combinations ("ASC 805"). All intangible assets with the exception of those relating to brand names were valued based on expected cash flows related to home closings, and the asset is amortized on a per unit basis, as homes under the contracts close. Our brand name intangible assets are deemed to have an indefinite useful life.
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
The Company has evaluated the impact of adopting the new standard and determined that there will not be a significant impact to its current revenue recognition patterns. The adoption of ASU 2014-09 will primarily have an impact on our accounting policies related to the Company's accounting for certain capitalized marketing costs currently recorded in Real estate inventories. With the adoption of ASU 2014-09, the Company will no longer record certain costs related to model homes and sales offices within Real estate inventories, and will instead record them as property plant and equipment. The amortization of these costs will be the same under ASU 2014-09 as under current generally accepted accounting principles, resulting in no adjustment to the the Company's retained earnings upon adoption.
ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. The Company has adopted the guidance effective January 1, 2018 using a cumulative effect transition method. As a result of the Company's analysis, it will not record an adjustment to retained earnings on January 1, 2018.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" (“ASU 2016-18”). ASU 2016-18 requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

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
Effective April 1, 2017, the Company adopted the new standard with a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption is accounted for as a change in accounting principle in conformity with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 250, “Accounting Changes and Error Corrections”.
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
–Derecognized obligations of $19.8 million relating to cash received from a sale-leaseback transaction that was previously classified within Accrued expenses, which occurred in the first quarter of 2017.
Refer to Note 15 for more details regarding leases as of December 31, 2017 and its comparative period.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beneficiary and must consolidate the VIE. In accordance with ASC 810, we perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.
Joint Ventures
As of December 31, 2017 and 2016, the Company had thirteen and eleven joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
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
As of December 31, 2017, the assets of the consolidated VIEs totaled $219.6 million, of which $10.7 million was cash and $230.8 million was real estate inventories. The liabilities of the consolidated VIEs totaled $99.4 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2016, the assets of the consolidated VIEs totaled $204.8 million, of which $5.8 million was cash and $200.7 million was real estate inventories. The liabilities of the consolidated VIEs totaled $107.3 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 3—Investments in Unconsolidated Joint Ventures
The table set forth below has been derived from the summarized financial information of our unconsolidated mortgage joint ventures and summarizes their combined statements of operations that we accounted for under the equity method (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenues	$20,003	$21,156	$12,314
Cost of sales	(11,913)	(10,407)	(5,842)
Income of unconsolidated joint ventures	$8,090	$10,749	$6,472

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the years ended December 31, 2017, 2016 and 2015, the Company recorded income of $3.7 million, $5.6 million and $3.2 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
During the years ended December 31, 2017, 2016, and 2015, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no investments in joint ventures were determined to be impaired.
The table set forth below has been derived from the summarized financial information of our unconsolidated mortgage joint ventures and summarizes their combined balance sheets that we accounted for under the equity method (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2017	2016
Assets
Cash	$12,802	$10,208
Loans held for sale	17,106	18,791
Accounts receivable	2,791	764
Other assets	128	56
Total Assets	$32,827	$29,819

Liabilities and Equity
Accounts payable	$779	$694
Accrued expenses	1,532	1,026
Credit lines payable	18,312	17,748
Other liabilities	31	17
Members equity	12,173	10,334
Total Liabilities and Equity	$32,827	$29,819

Note 4—Segment Information
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Operating revenue:
California (1)	$682,896	$494,189	$401,934
Arizona	158,534	125,951	69,510
Nevada	176,354	191,711	130,845
Colorado	124,456	128,530	107,014
Washington	333,667	154,600	181,258
Oregon	320,621	311,059	213,491
Total operating revenue	$1,796,528	$1,406,040	$1,104,052

(1) Operating revenue in the California segment includes construction services revenue.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Income before provision from income taxes:
California	$88,422	$47,692	$46,752
Arizona	14,832	12,004	5,743
Nevada	15,672	19,182	13,022
Colorado	7,156	6,978	3,291
Washington	30,008	9,528	18,652
Oregon	35,862	41,617	24,787
Corporate	(49,440)	(34,184)	(25,180)
Income before extinguishment of debt	$142,512	$102,817	$87,067
Corporate - Loss on extinguishment of debt	(21,828)	—	—
Income before provision for income taxes	$120,684	$102,817	$87,067

	December 31,	December 31,
	2017	2016
Total assets:
California	$631,649	$716,955
Arizona	170,634	191,581
Nevada	211,202	189,248
Colorado	149,183	124,580
Washington	286,442	343,973
Oregon	288,981	238,766
Corporate (1)	323,013	206,177
Total assets	$2,061,104	$2,011,280

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred income taxes, and other assets.
Note 5—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2017	2016
Real estate inventories:
Land deposits	$51,833	$50,429
Land and land under development	904,410	1,069,001
Homes completed and under construction	646,198	545,310
Model homes	97,409	107,258
Total	$1,699,850	$1,771,998
The Company accounts for its real estate inventories under ASC 360, which requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets.
During the years ended December 31, 2017, 2016, and 2015, the Company did not record any impairments to the value of its real estate inventories.
Note 6—Goodwill
As of December 31, 2017 and 2016, the Company had Goodwill of $66.9 million.
Goodwill by operating segment as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31,
	2017	2016
California	$6,801	$6,801
Arizona	5,951	5,951
Nevada	1,457	1,457
Colorado	—	—
Washington	31,200	31,200
Oregon	21,493	21,493
Total	$66,902	$66,902

Note 7—Intangibles
The carrying value and accumulated amortization of intangible assets at December 31, 2017 and December 31, 2016, by major intangible asset category, is as follows (in thousands):

	December 31, 2017			December 31, 2016
	Carrying Value	Accumulated Amortization	Net Carrying Amount	Carrying Value	Accumulated Amortization	Net Carrying Amount
Brand Name - Polygon Northwest Homes	$6,700	$—	$6,700	$6,700	$—	$6,700
The Company evaluates indefinite lived intangible assets at least annually, or more frequently if events or circumstances exist that may indicate that the asset is impaired or that its life is finite.
As of December 31, 2017 and December 31, 2016, the Company has fully amortized the value of all of the intangible assets it held with finite lives.
Note 8—Senior Notes, Secured, and Subordinated Indebtedness
The Company's senior notes, secured, and subordinated indebtedness consists of the following (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2017	2016
Notes payable:
Revolving credit facility	$—	$29,000
Seller financing	589	24,692
Joint venture notes payable	93,926	102,076
Total notes payable	$94,515	$155,768

Subordinated amortizing notes	—	7,225

Senior notes
5 3/4% Senior Notes due April 15, 2019	$149,362	$148,826
8 1/2% Senior Notes due November 15, 2020	—	422,817
7% Senior Notes due August 15, 2022	346,740	346,014
5 7/8% Senior Notes due January 31, 2025	439,567	—

Total Debt	$1,030,184	$1,080,650
The maturities of the Company's Notes payable, 5 3/4% Senior Notes, 7% Senior Notes, and 5 7/8% Senior Notes are as follows as of December 31, 2017 (in thousands):

Year Ended December 31,
2018	$32,213
2019	178,866
2020	—
2021	33,436
2022	350,000
Thereafter	450,000
$1,044,515
Maturities above exclude premium on the 7% Senior Notes of $0.7 million, discount on the 5 7/8% Senior Notes of $3.2 million, and deferred loan costs on the 5 3/4%, 7%, and 5 7/8% Senior Notes in aggregate of $11.8 million as of December 31, 2017.
Notes Payable
Revolving Credit Facility
On July 1, 2016, California Lyon and Parent entered into an amendment and restatement agreement pursuant to which its existing credit agreement providing for a revolving credit facility, as previously amended and restated on March 27, 2015 as described below, was further amended and restated in its entirety (the "Second Amended Facility"). The Second Amended Facility amends and restates the Company’s previous $130.0 million revolving credit facility and provides for total lending commitments of $145.0 million. In addition, the Second Amended Facility has an uncommitted accordion feature under which the Company may increase the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. Effective as of November 28, 2017, California Lyon increased the size of the commitment under its revolving credit facility by $25.0 million to an aggregate total of $170.0 million, through exercise of the facility’s accordion feature and entry into a new lender supplement as of such date.
The Second Amended Facility, among other things, also amended the maturity date of the previous facility to July 1, 2019, provided that the Second Amended Facility will terminate on January 14, 2019 (the “Springing Termination Date”) if, on the Springing Termination Date, the aggregate outstanding principal amount of California Lyon’s 5.75% senior notes due 2019

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On June 16, 2017, California Lyon, Parent and the lenders party thereto entered into an amendment to the Second Amended Facility, which amended the maximum leverage ratio to further extend the timing of the gradual step-downs, such that the leverage ratio remained at 62.5% through and including December 30, 2017, and decreased to 60% on the last day of the 2017 fiscal year and will remain at 60% thereafter. The amendment did not revise any of our other financial covenants thereunder.
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65%, which maximum leverage ratio decreased to 62.5% effective as of December 31, 2016, and further decreased to 60% effective as of December 31, 2017, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Second Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Second Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Second Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Second Amended Facility) occurs, the lenders may terminate the commitments under the Second Amended Facility and require that the Company repay outstanding borrowings under the Second Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread.
In January 2017, the Company entered into an amendment which modifies the definition of Tangible Net Worth for purposes of calculating the Leverage Ratio covenant under the Second Amended Facility, so as to exclude any reduction in Tangible Net Worth (as defined therein) that occurs as a result of the costs related to payment of any call premium or any other costs associated with the refinancing transaction and the redemption of outstanding 8.5% Notes. The Company was in compliance with all covenants under the Second Amended Facility as of December 31, 2017.
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of December 31, 2017, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the Second Amended Facility. As of December 31, 2016, the Company had $29.0 million outstanding against the Second Amended Facility at an effective rate of 4.75% and a letter of credit for $8.0 million.
Seller Financing
At December 31, 2017, the Company had $0.6 million of notes payable outstanding related to one land acquisition for which seller financing was provided. The note bears interest at a rate of 7% per annum, is secured by the underlying land, and matures in June 2018. During the year ended December 31, 2017, the Company paid in full a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum, was secured by

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the underlying land, and was paid upon maturity in August 2017. This note was entered into with a related party, which is described in more detail in Note 10.
Joint Venture Notes Payable

The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate are listed in the table below as of December 31, 2017 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
March, 2016	$33.4	$13.8	(4)	September, 2018	4.47%	(1)
January, 2016	35.0	28.9		February, 2019	4.82%	(2)
November, 2015	42.5	15.7	(4)	May, 2018	5.50%	(1)
November, 2014	7.0	2.1	(4)	February, 2018	5.00%	(3)
March, 2014	26.0	—	(6)	April, 2018	4.53%	(1)
July, 2017	66.2	33.4		February, 2021	4.51%	(5)
	$210.1	$93.9
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
(6) The balance on this borrowing was paid in full prior to the maturity date, along with all accrued interest to date.
The joint venture notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of December 31, 2017.
Subordinated Amortizing Notes

On November 21, 2014, in order to pay down approximately $111.2 million borrowed under the one-year senior unsecured facility entered into in conjunction with the acquisition of Polygon, the Company completed its public offering and sale of 1,000,000 6.50% tangible equity units (“TEUs”, or "Units"), sold for a stated amount of $100 per Unit, featuring a 17.5% conversion premium.  On December 3, 2014, the Company sold an additional 150,000 TEUs pursuant to an over-allotment option granted to the underwriters. Each TEU is a unit composed of two parts:

•	a prepaid stock purchase contract (a “purchase contract”); and

•	a senior subordinated amortizing note (an “amortizing note”).

Each amortizing note had an initial principal amount of $18.01, bore interest at the annual rate of 5.50% and had a final installment payment date of December 1, 2017. On each March 1, June 1, September 1 and December 1, commencing on March 1, 2015, William Lyon Homes paid equal quarterly installments of $1.6250 on each amortizing note (except for the March 1, 2015 installment payment, which was $1.8056 per amortizing note). Each installment constituted a payment of interest and a partial repayment of principal.
On November 27, 2017, the Company issued 670,811 shares of Class A Common Stock to certain holders who elected for early settlement of their purchase contracts. On December 1, 2017 (the "mandatory settlement date"), the Company issued the balance to the remaining holders, for an aggregate issuance of 5,113,473 shares of Class A Common Stock, which reflected the minimum number of shares of Class A Common Stock, or 4.4465 shares per each of the previously outstanding 1,150,000 tangible equity units that were issuable by the Company under the purchase contracts (as adjusted for fractional shares). As of December 31, 2017, the Company paid off the outstanding balance of the amortizing notes.
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
As of December 31, 2017, the outstanding principal amount of the 5.75% Notes was $150 million, excluding deferred loan costs of $0.6 million. The 5.75% Notes bear interest at a rate of 5.75% per annum, payable semiannually in arrears on April 15 and October 15, and mature on April 15, 2019. The 5.75% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and by certain of Parent’s existing and future restricted subsidiaries. The 5.75% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Notes and $450 million in aggregate principal amount of 5.875% Notes, each as described below. The 5.75% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.75% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

8 1/2% Senior Notes Due 2020
On November 8, 2012, William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of the Company (“California Lyon”) completed its private placement with registration rights of 8.5% Senior Notes due 2020 (the "initial 8.5% Notes"), in an aggregate principal amount of $325 million. The initial 8.5% Notes were issued at 100% of their aggregate principal amount. In July 2013, the Company exchanged 100% of the initial8.5% Notes for notes that are freely transferable and registered under the Securities Act.
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
On January 31, 2017, California Lyon completed the sale to certain purchasers of $450.0 million in aggregate principal amount of 5.875% Senior Notes due 2025 in a private placement with registration rights. Parent, through California Lyon, used the net proceeds from the 5.875% Notes, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the period ended December 31, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of December 31, 2017, the outstanding amount of the notes was $350 million, excluding unamortized premium of $0.7 million and deferred loan costs of $4.0 million. The notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Notes and $450 million in aggregate principal amount of 5.875% Notes, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

5 7/8% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2017. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of December 31, 2017, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.2 million and deferred loan costs of $7.2 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $150 million in aggregate principal amount of 5.75% Senior Notes due 2019 and $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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

Senior Note Covenant Compliance
The indentures governing the 5.75% Notes, the 7.00% Notes, and the 5.875% Notes, contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2017.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of December 31, 2017 and 2016; consolidating statements of operations and cash flows for the years ended December 31, 2017, 2016 and 2015, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
Delaware Lyons owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2017 and 2016, and for the years ended December 31, 2017 2016, and 2015.
The consolidating balance sheet as of December 31, 2016 was adjusted to reflect the adoption of ASU 2016-02 (see Note 1).

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$171,434	$156	$11,120	$—	$182,710
Receivables	—	4,647	2,252	3,324	—	10,223
Escrow proceeds receivable	—	1,594	1,725	—	—	3,319
Real estate inventories	—	831,007	630,384	238,459	—	1,699,850
Investment in unconsolidated joint ventures	—	7,717	150	—	—	7,867
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	47,915	—	—	—	47,915
Lease right-of-use assets	—	14,454	—	—	—	14,454
Other assets, net	—	18,167	2,504	493	—	21,164
Investments in subsidiaries	780,472	(16,544)	(494,201)	—	(269,727)	—
Intercompany receivables	—	—	269,831	—	(269,831)	—
Total assets	$780,472	$1,094,600	$472,194	$253,396	$(539,558)	$2,061,104
LIABILITIES AND EQUITY
Accounts payable	$—	$40,075	$13,007	$5,717	$—	$58,799
Accrued expenses	—	108,407	2,988	96	—	111,491
Notes payable	—	589	—	93,926	—	94,515
5 3/4% Senior Notes	—	149,362	—	—	—	149,362
7% Senior Notes	—	346,740	—	—	—	346,740
5 7/8% Senior Notes	—	439,567	—	—	—	439,567
Intercompany payables	—	179,788	—	90,043	(269,831)	—
Total liabilities	—	1,264,528	15,995	189,782	(269,831)	1,200,474
Equity
William Lyon Homes stockholders’ equity	780,472	(169,928)	456,199	(16,544)	(269,727)	780,472
Noncontrolling interests	—	—	—	80,158	—	80,158
Total liabilities and equity	$780,472	$1,094,600	$472,194	$253,396	$(539,558)	$2,061,104

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2016
(as adjusted)
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$36,204	$272	$6,136	$—	$42,612
Receivables	—	2,989	3,303	3,246	—	9,538
Escrow proceeds receivable	—	85	—	—	—	85
Real estate inventories	—	910,594	645,341	216,063	—	1,771,998
Investment in unconsolidated joint ventures	—	7,132	150	—	—	7,282
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	75,751	—	—	—	75,751
Lease right-of-use assets	—	13,129	—	—	—	13,129
Other assets, net	—	15,779	1,089	415	—	17,283
Investments in subsidiaries	697,086	(23,736)	(573,650)	—	(99,700)	—
Intercompany receivables	—	—	252,860	—	(252,860)	—
Total assets	$697,086	$1,052,136	$388,758	$225,860	$(352,560)	$2,011,280
LIABILITIES AND EQUITY
Accounts payable	$—	$52,380	$16,416	$5,486	$—	$74,282
Accrued expenses	—	88,187	4,634	98	—	92,919
Notes payable	—	50,713	2,979	102,076	—	155,768
Subordinated Amortizing Notes	—	7,225	—	—	—	7,225
5 3/4% Senior Notes	—	148,826	—	—	—	148,826
8 1/2% Senior Notes	—	422,817	—	—	—	422,817
7% Senior Notes	—	346,014	—	—	—	346,014
Intercompany payables	—	177,267	—	75,593	(252,860)	—
Total liabilities	—	1,293,429	24,029	183,253	(252,860)	1,247,851
Equity
William Lyon Homes stockholders’ equity	697,086	(241,291)	364,727	(23,736)	(99,700)	697,086
Noncontrolling interests	—	—	—	66,343	—	66,343
Total liabilities and equity	$697,086	$1,052,138	$388,756	$225,860	$(352,560)	$2,011,280

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$748,396	$844,611	$202,067	$—	$1,795,074
Construction services	—	1,454	—	—	—	1,454
Management fees	—	(5,741)	—	—	5,741	—
	—	744,109	844,611	202,067	5,741	1,796,528
Operating costs
Cost of sales	—	(596,970)	(700,878)	(174,960)	(5,741)	(1,478,549)
Construction services	—	(1,317)	—	—	—	(1,317)
Sales and marketing	—	(30,637)	(44,849)	(10,740)	—	(86,226)
General and administrative	—	(73,748)	(16,457)	(1)	—	(90,206)
Other	—	(2,560)	308	(22)	—	(2,274)
	—	(705,232)	(761,876)	(185,723)	(5,741)	(1,658,572)
Income (loss) from subsidiaries	48,135	20,382	—	—	(68,517)	—
Operating income	48,135	59,259	82,735	16,344	(68,517)	137,956
Equity in income of unconsolidated joint ventures	—	2,135	1,526	—	—	3,661
Other income (expense), net	—	2,029	264	(1,398)	—	895
Income (loss) before loss on extinguishment of debt	48,135	63,423	84,525	14,946	(68,517)	142,512
Loss on extinguishment of debt	—	(21,828)	—	—	—	(21,828)
Income (loss) before provision for income taxes	48,135	41,595	84,525	14,946	(68,517)	120,684
Provision for income taxes		(62,933)	—	—	—	(62,933)
Net income (loss)	48,135	(21,338)	84,525	14,946	(68,517)	57,751
Less: Net income attributable to noncontrolling interests	—	—	—	(9,616)	—	(9,616)
Net income (loss) available to common stockholders	$48,135	$(21,338)	$84,525	$5,330	$(68,517)	$48,135

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$573,191	$680,138	$148,874	$—	$1,402,203
Construction services	—	3,837	—	—	—	3,837
Management fees	—	(4,362)	—	—	4,362	—
	—	572,666	680,138	148,874	4,362	1,406,040
Operating costs
Cost of sales	—	(462,153)	(564,596)	(131,226)	(4,362)	(1,162,337)
Construction services	—	(3,485)	—	—	—	(3,485)
Sales and marketing	—	(27,329)	(36,170)	(9,010)	—	(72,509)
General and administrative	—	(60,141)	(13,256)	(1)	—	(73,398)
Other	—	(442)	100	(1)	—	(343)
	—	(553,550)	(613,922)	(140,238)	(4,362)	(1,312,072)
Income (loss) from subsidiaries	59,696	8,331	—	—	(68,027)	—
Operating income	59,696	27,447	66,216	8,636	(68,027)	93,968
Equity in income of unconsolidated joint ventures	—	4,369	1,237	—	—	5,606
Other income (expense), net	—	4,640	(34)	(1,363)	—	3,243
Income (loss) before provision for income taxes	59,696	36,456	67,419	7,273	(68,027)	102,817
Provision for income taxes	—	(34,850)	—	—	—	(34,850)
Net income (loss)	59,696	1,606	67,419	7,273	(68,027)	67,967
Less: Net income attributable to noncontrolling interests	—	—	—	(8,271)	—	(8,271)
Net income (loss) available to common stockholders	$59,696	$1,606	$67,419	$(998)	$(68,027)	$59,696

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$459,990	$568,774	$50,164	$—	$1,078,928
Construction services	—	25,124	—	—	—	25,124
Management fees	—	(1,506)	—	—	1,506	—
	—	483,608	568,774	50,164	1,506	1,104,052
Operating costs
Cost of sales	—	(358,793)	(475,043)	(43,653)	(1,506)	(878,995)
Construction services	—	(21,181)	—	—	—	(21,181)
Sales and marketing	—	(26,626)	(31,231)	(3,682)	—	(61,539)
General and administrative	—	(47,385)	(11,776)	—	—	(59,161)
Amortization of intangible assets	—	(957)	—	—	—	(957)
Other	—	(3,477)	1,505	—	—	(1,972)
	—	(458,419)	(516,545)	(47,335)	(1,506)	(1,023,805)
Income (loss) from subsidiaries	57,336	(2,395)	—	—	(54,941)	—
Operating income	57,336	22,794	52,229	2,829	(54,941)	80,247
Income from unconsolidated joint ventures	—	1,912	1,327	—	—	3,239
Other income (expense), net	—	7,911	4,793	(9,123)	—	3,581
Income before provision for income taxes	57,336	32,617	58,349	(6,294)	(54,941)	87,067
Provision for income taxes	—	(26,806)	—	—	—	(26,806)
Net income	57,336	5,811	58,349	(6,294)	(54,941)	60,261
Less: Net income attributable to noncontrolling interests	—	—	—	(2,925)	—	(2,925)
Net income available to common stockholders	$57,336	$5,811	$58,349	$(9,219)	$(54,941)	$57,336

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(35,251)	$84,840	$89,914	$(7,300)	$35,251	$167,454
Investing activities
Purchases of property and equipment	—	(3,668)	(555)	(77)	—	(4,300)
Investments in subsidiaries	—	13,190	(79,449)	—	66,259	—
Net cash provided by (used in) investing activities	—	9,522	(80,004)	(77)	66,259	(4,300)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	134,061	—	134,061
Principal payments on notes payable	—	—	—	(142,211)	—	(142,211)
Redemption premium of 8.5% Senior Notes	—	(19,645)	—	—	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)	—	—	—	(425,000)
Proceeds from issuance of 5.875% Senior Notes	—	446,468	—	—	—	446,468
Proceeds from borrowings on revolver	—	346,121	—	—	—	346,121
Payments on revolver	—	(375,121)	—	—	—	(375,121)
Principal payments on subordinated amortizing notes	—	(7,225)	—	—	—	(7,225)
Proceeds from issuance of Class B Shares	—	29,908	—	—	—	29,908
Costs related to settlement of TEUs	—	(63)	—	—	—	(63)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(1,544)	—	—	—	(1,544)
Payments to repurchase common stock	—	(3,112)	—	—	—	(3,112)
Payment of deferred loan costs	—	(9,892)	—	—	—	(9,892)
Cash contributions from members of consolidated entities	—	—	—	66,712	—	66,712
Cash distributions to members of consolidated entities	—	—	—	(62,513)	—	(62,513)
Advances to affiliates	—	—	6,947	1,862	(8,809)	—
Intercompany receivables/payables	35,251	59,973	(16,973)	14,450	(92,701)	—
Net cash provided by (used in) financing activities	35,251	40,868	(10,026)	12,361	(101,510)	(23,056)
Net increase (decrease) in cash and cash equivalents	—	135,230	(116)	4,984	—	140,098
Cash and cash equivalents at beginning of period	—	36,204	272	6,136	—	42,612
Cash and cash equivalents at end of period	$—	$171,434	$156	$11,120	$—	$182,710

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(5,295)	$64,780	$(778)	$(42,296)	$5,295	$21,706
Investing activities
Proceeds from repayment of notes receivable	—	6,188	—	—	—	6,188
Purchases of property and equipment	—	(1,004)	85	(110)	—	(1,029)
Investments in subsidiaries	—	(2,455)	12,104	—	(9,649)	—
Net cash provided by (used in) investing activities	—	2,729	12,189	(110)	(9,649)	5,159
Financing activities
Proceeds from borrowings on notes payable	—	2,211	—	137,572	—	139,783
Principal payments on notes payable	—	(18,125)	—	(129,762)	—	(147,887)
Proceeds from borrowings on revolver	—	258,000	—	—	—	258,000
Payments on revolver	—	(294,000)	—	—	—	(294,000)
Principal payments on Subordinated amortizing notes	—	(6,841)	—	—	—	(6,841)
Purchase of common stock	—	(942)	—	—	—	(942)
Excess income tax benefit from stock based awards	—	(182)	—	—	—	(182)
Payments of deferred loan costs	—	(1,085)	—	—	—	(1,085)
Noncontrolling interest contributions	—	—	—	38,334	—	38,334
Noncontrolling interest distributions	—	—	—	(19,636)	—	(19,636)
Advances to affiliates	—	—	(252)	11,784	(11,532)	—
Intercompany receivables/payables	5,295	(14,672)	(13,611)	7,102	15,886	—
Net cash provided by (used in) financing activities	5,295	(75,636)	(13,863)	45,394	4,354	(34,456)
Net (decrease) increase in cash and cash equivalents	—	(8,127)	(2,452)	2,988	—	(7,591)
Cash and cash equivalents at beginning of period	—	44,331	2,724	3,148	—	50,203
Cash and cash equivalents at end of period	$—	$36,204	$272	$6,136	$—	$42,612

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(4,844)	$(123,099)	$26,398	$(76,207)	$4,844	$(172,908)
Investing activities
Investment in and advances to joint ventures	—	(1,000)	—	—	—	(1,000)
Purchases of property and equipment	—	(4,918)	89	29	—	(4,800)
Investments in subsidiaries	—	(3,833)	(12,584)	—	16,417	—
Net cash (used in) provided by investing activities	—	(9,751)	(12,495)	29	16,417	(5,800)
Financing activities
Proceeds from borrowings on notes payable	—	34,955	—	84,708	—	119,663
Principal payments on notes payable	—	(28,924)	(162)	(29,131)	—	(58,217)
Proceeds from issuance of 7 % Senior Notes	—	51,000	—	—	—	51,000
Proceeds from borrowings on revolver	—	229,000	—	—	—	229,000
Payments on revolver	—	(164,000)	—	—	—	(164,000)
Principal payments on Subordinated amortizing notes	—	(6,651)	—	—	—	(6,651)
Proceeds from stock options exercised	—	106	—	—	—	106
Purchase of common stock	—	(1,832)	—	—	—	(1,832)
Payments of deferred loan costs	—	(2,147)	—	—	—	(2,147)
Noncontrolling interest contributions	—	—	—	19,850	—	19,850
Noncontrolling interest distributions	—	—	—	(10,632)	—	(10,632)
Advances to affiliates	—	—	(5,237)	10,658	(5,421)	—
Intercompany receivables/payables	4,844	17,212	(6,353)	137	(15,840)	—
Net cash provided by (used in) financing activities	4,844	128,719	(11,752)	75,590	(21,261)	176,140
Net (decrease) increase in cash and cash equivalents	—	(4,131)	2,151	(588)	—	(2,568)
Cash and cash equivalents at beginning of period	—	48,462	573	3,736	—	52,771
Cash and cash equivalents at end of period	$—	$44,331	$2,724	$3,148	$—	$50,203

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, (“ASC 820”) the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2017 and 2016, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes Payable—The carrying amount is a reasonable estimate of fair value of the notes payable because of floating interest rate terms and/or the outstanding balance is expected to be repaid within one year.

•	Subordinated Amortizing Notes—The Subordinated amortizing notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	5 3/4% Senior Notes—The 5 3/4% Senior Notes are traded over the counter and their fair value was based upon published quotes;

•	8 1/2% Senior Notes—The 8 1/2% Senior Notes are traded over the counter and their fair value was based upon published quotes;

•	7% Senior Notes—The 7% Senior Notes are traded over the counter and their fair value was based upon published quotes;

•	5 7/8% Senior Notes—The 5 7/8% Senior Notes are traded over the counter and their fair value was based upon published quotes;

The following table excludes cash and cash equivalents, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$94,515	$94,515	$155,768	$155,768
Subordinated amortizing notes	—	—	7,225	7,478
5 3/4% Senior Notes due 2019	149,362	151,500	148,826	151,125
8 1/2% Senior Notes due 2020	—	—	422,817	444,125
7% Senior Notes due 2022	346,740	362,250	346,014	363,125
5 7/8% Senior Notes due 2025	439,567	459,000	—	—
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Related Party Transactions
Pursuant to the preemptive rights granted under the Company’s Third Amended and Restated Certificate of Incorporation, upon the issuances of the shares of Class A Common Stock underlying the TEUs (see Note 8), Lyon Shareholder 2012, LLC, a Delaware limited liability company, and the sole holder (the “Class B Holder”) of the Company’s Class B Common Stock, had the right to purchase up to the number of additional shares of Class B Common Stock needed to maintain its voting power at the time of such issuances of Class A Common Stock. On December 14, 2017, in connection with the exercise of such preemptive rights by the Class B Holder, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with the Class B Holder. The Purchase Agreement provided for the purchase by the Class B Holder from the Company of 1,003,510 newly issued shares of Class B Common Stock, subject to the terms and conditions specified therein, which shares were issued and sold to the Class B Holder, and are beneficially owned by William H. Lyon, the Company’s Executive Chairman and Chairman of the Board of Directors. The aggregate consideration received by the Company for the Class B Common Stock was $29.9 million. Refer to Note 13 for further details regarding the transaction.
The Company has entered into a Purchase and Sale Agreement (the “PSA”) with an entity (“Seller”) managed by an affiliate of Paulson & Co., Inc. (“Paulson”), which provides for the consummation of a transaction, subject to closing conditions specified therein, pursuant to which the Company may purchase certain real property from the Seller located in Oceanside, California, for a proposed residential homebuilding development. The PSA provides for an aggregate deposit amount of $1.2 million (the “Deposit”), which Deposit was paid and became non-refundable in December 2017. WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, previously held over 5% of Parent’s outstanding Class A common stock, which stock was sold in its entirety in September 2017. One of the members of Parent’s board of directors currently serves as Portfolio Manager for the Paulson Real Estate Funds, which are affiliates of Paulson, and is a Partner in Paulson. The Company believes that the transaction is on terms no less favorable than it would have agreed to with unrelated third parties.
In December 2016, the Company sold an unentitled remnant parcel of land located in Portland, Oregon for an overall purchase price of approximately $550,000 in cash to the Division President of our Oregon division. The purchase price was supported by an unaffiliated third party appraisal received by the Company, and the Company believes that the transaction was on terms no less favorable than it would have agreed to with unrelated parties.
In August 2016, the Company acquired certain lots within a master planned community located in Aurora, Colorado, for an overall purchase price of approximately $9.3 million, from an entity managed by an affiliate of Paulson. At the time of the transaction, WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, held over 5% of Parent’s outstanding Class A common stock. A portion of the acquisition price for the lots was paid in the form of a seller note with a principal amount of approximately $3.0 million (see Note 8). The Company believes that the transaction, including the terms of the seller note, was on terms no less favorable than it would have agreed to with unrelated parties.
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
Note 11—Income Taxes
Since inception, the Company has operated solely within the United States.
The following summarizes the provision from income taxes (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2017	2016	2015
Current
Federal	$(25,974)	$(26,978)	$(15,296)
State	(9,122)	(4,077)	(3,350)
Deferred
Federal	(26,663)	(1,395)	(5,259)
State	(1,174)	(2,400)	(2,901)
	$(62,933)	$(34,850)	$(26,806)
Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2017	2016	2015
Provision for federal income taxes at the statutory rate	$(42,240)	$(35,986)	$(30,473)
(Increases)/decreases in tax resulting from:
Provision for state income taxes, net of federal income tax benefits	(6,692)	(4,210)	(4,063)
Rate adjustment - new tax reform legislation	(23,126)	—	—
Change in valuation allowance	—	—	1,626
Domestic production activities deduction	2,868	2,481	2,087
Nondeductible items-other	(94)	(58)	(52)
Non-controlling interests	3,366	2,895	1,024
Change in RBIL estimate	—	—	1,771
Tax credits	(160)	166	1,272
Stock based compensation	281	27	—
Other, net	2,864	(165)	2
	$(62,933)	$(34,850)	$(26,806)

On December 22, 2017, President Donald Trump signed into law “H.R.1” (the “Tax Cuts and Jobs Act”), which among other items reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities & Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for accounting for effects of the Tax Cuts and Jobs Act for which the accounting under ASC 740, “Income Taxes” (“ASC 740”) is incomplete. Under SAB 118, to the extent that accounting for certain income tax effects of the Tax Cuts and Jobs Act is incomplete but that the Company is able to determine a reasonable estimate, it must record a provisional estimate in its consolidated financial statements. If a reasonable estimate cannot be determined, ASC 740 should continue to be applied on the basis of the tax laws that were in effect prior to the passage of the Tax Cuts and Jobs Act.
The Company recognized the income tax effects of the Tax Cuts and Jobs Act in accordance with SAB 118. As such, the Company’s financial results for the year ended December 31, 2017 reflect the income tax effects for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company has recognized the tax impact related to the revaluation of deferred tax assets and liabilities, resulting in $23.1 million of additional income tax expense for the year ended December 31, 2017. The Company has also recorded a provisional amount in relation to the treatment of AMT credits in its consolidated financial statements for the year ended December 31, 2017.
The Company did not identify any items for which the income tax effects of the Tax Cuts and Jobs Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The ultimate impact of AMT credits

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Cuts and Jobs Act.
The Company’s effective income tax rate was 52.1%, and 33.9% for the year ended December 31, 2017 and 2016, respectively. The significant drivers of the effective tax rate are revaluation of deferred tax assets and liabilities discussed above, allocation of income to noncontrolling interests and the domestic production activities deduction.
Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Impairment and other reserves	$33,883	$53,806
Compensation deductible for tax purposes when paid	5,093	9,161
AMT credit carryover	1,384	1,384
Unused recognized built-in loss	10,706	18,651
Net operating loss	3,488	3,172
Effect of book/tax differences for general and administrative	4,508	6,427
Other	806	694
	59,868	93,295
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(1,343)	(2,706)
Effect of book/tax differences for capitalized interest	(6,478)	(11,103)
Fixed assets and intangibles	(1,850)	(1,716)
Goodwill and other intangibles	(1,998)	(1,541)
Other	(284)	(478)
	(11,953)	(17,544)
Total deferred tax assets, net	$47,915	$75,751

Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2017 the Company had no valuation allowance recorded.
As of December 31, 2012, the Company had generated significant deferred tax assets through its operations, but as a result of the Company's ongoing assessments had determined that it was not more likely than not that the Company would be able to utilize these assets.  As a result, the Company had recorded a full valuation allowance against the $200.0 million deferred tax asset balance.  During the quarter ended December 31, 2013, the Company determined that it would be able to utilize $95.6 million of its deferred tax assets, and recognized an income tax benefit in its results of operations in this amount.  This conclusion was based upon the operating results of the Company, most notably three consecutive quarters of net income, reduced interest expense as a result of the 2012 restructure, and eight consecutive quarters of period over period growth in net new home orders, home closings, and dollar value of backlog, in addition to continued improving conditions in the single family home market. Since 2013, the Company's operating results have demonstrated consistent improvement with significant growth in revenues and net income, which has allowed it to realize approximately $20.0 million in deferred tax assets through December 31, 2017.
The Company's analysis demonstrated that even under the stress tested forecasts of future results which considered the potential impact of the negative evidence noted above, the Company would continue to generate sufficient taxable income in

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future periods to realize the majority of its deferred tax assets. This fact, coupled with other positive evidence described above, significantly outweighed the negative evidence and based on this analysis management concluded, in accordance with ASC 740, that it was more likely than not that the majority of its deferred tax assets as of December 31, 2013 would be realized. At December 31, 2017, the Company had no remaining federal net operating loss carryforwards and $49.9 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of December 31, 2017, the Company had unused federal and state built-in losses of $48.5 million and $7.5 million, respectively. The 5 year testing period for built-in losses expires in 2017 and the unused built-in loss carryforwards begin to expire at the end of 2032. The Company had AMT credit carryovers of $1.4 million at December 31, 2017, which if not previously utilized are allowable as refundable credits under the Jobs and Tax Act through 2022. However, the refundability of the credit will be determined through additional guidance to properly interpret the interaction between Internal Revenue Code Section 383 with the Jobs and Tax Act.
ASC 740 prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of December 31, 2017 and 2016, the Company had no significant uncertain tax positions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to the Company’s net operating losses incurred, the Company is subject to U.S. federal income tax examinations for calendar tax years ended 2012 and forward and subject to various state income tax examinations for calendar tax years ended 2008 and forward. The Company is currently under examination by the Internal Revenue Service for the 2013 and 2014 tax years and a California examination is pending for the 2014 tax year.
Note 12—Income Per Common Share
Basic and diluted income per common share for the years ended December 31, 2017, 2016, and 2015 were calculated as follows (in thousands, except number of shares and per share amounts):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Basic weighted average number of shares outstanding (1)	37,040,137	36,764,799	36,546,227
Effect of dilutive securities:
Preferred shares, stock options, and warrants	1,623,530	815,171	1,326,399
Tangible Equity Units	—	894,930	894,930
Diluted average shares outstanding	38,663,667	38,474,900	38,767,556
Net income available to common stockholders	$48,135	$59,696	$57,336
Basic income per common share	$1.30	$1.62	$1.57
Dilutive income per common share	$1.24	$1.55	$1.48
Potentially antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	240,000	240,000	180,000

(1) For the year ended December 31, 2017, basic weighted average number of shares outstanding includes 5,113,475 shares of the Company’s Tangible Equity Units, of which 670,811 and 4,442,664 were settled and issued on November 27, 2017 and December 1, 2017, respectively. For the years ended December 31, 2016 and December 31, 2015, basic weighted average number of shares outstanding included the minimum number of shares that were issuable under the Company’s Tangible Equity Units. As these periods were prior to the settlement of the TEUs, these calculations assumed 5,113,475 shares included from the respective issue dates of the Company’s Tangible Equity Units. See Note 8.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Equity
Common Stock
Pursuant to the preemptive rights granted under the Company’s Third Amended and Restated Certificate of Incorporation, upon the issuances of the shares of Class A Common Stock underlying the TEUs (see Note 8), Lyon Shareholder 2012, LLC, a Delaware limited liability company and the sole holder of the Company’s Class B Common Stock, par value $0.01 per share, had the right to purchase up to the number of additional shares of Class B Common Stock needed to maintain its voting power at the time of such issuances of Class A Common Stock. On December 14, 2017, in connection with the exercise of such preemptive rights by the Class B Holder, the Company entered into a stock purchase agreement with the Class B Holder. The purchase agreement provided for the purchase by the Class B Holder from the Company of 1,003,510 newly issued shares of Class B Common Stock, subject to the terms and conditions specified therein, which reflects the maximum number of shares that could be purchased pursuant to such preemptive rights in connection with the settlement of the TEUs. Accordingly, the Company issued and sold to the Class B Holder 1,003,510 shares of Class B Common Stock. The aggregate consideration received by the Company for the Class B Common Stock was $29,908,028, for an average purchase price of approximately $29.80 per share.
Pursuant to the terms of the Certificate of Incorporation, each share of Class B Common Stock is convertible into a share of Class A Common Stock. Each share of Class B Common Stock will automatically convert into one share of Class A Common Stock if holders of a majority of the shares of Class B Common Stock then-outstanding vote in favor of such conversion. Further, if, at any time, any share of Class B Common Stock is not owned, beneficially or of record, by either General William Lyon or William H. Lyon, their siblings, spouses and lineal descendants (including by step-, adoptive and similar relationships), any entities wholly owned by one or more of the foregoing persons, or any trusts or other estate planning vehicles for the benefit of any of the foregoing, then such share of Class B Common Stock will automatically convert into one share of Class A Common Stock. A holder of Class B Common Stock may also elect at any time to convert any or all of their shares into Class A Common Stock at the rate of one share of Class A Common Stock for each share of Class B Common Stock.
All of our outstanding shares of common stock have been validly issued and fully paid and are non-assessable. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock, of which there are no shares issued or outstanding as of December 31, 2017 or 2016. Holders of our common stock have no preference, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any of our securities, with the exception of holders of our Class B Common Stock, which do have certain preemptive rights.
The Company does not intend to declare or pay cash dividends in the foreseeable future. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors. The payment of cash dividends is restricted under the terms of certain of the agreements governing our outstanding indebtedness, including the indentures governing our senior notes.
Share Repurchase Program
As announced on February 22, 2017, the Board of Directors of the Company has approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $50 million of the Company's Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. As of December 31, 2017, the Company repurchased 138,227 shares, for an average purchase price of approximately $22.50 per share, and had $46.9 million remaining available for repurchase.
Warrants
The holders of Class B common stock hold warrants to purchase 1,907,551 shares of Class B common stock at an exercise price of $17.08 per share. The expiration date of the Class B Warrants is February 24, 2022. The Warrants were assigned a value of $1.0 million in conjunction with the adoption of fresh start accounting and are recorded in additional paid-in capital.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tangible Equity Units
On November 27, 2017, the Company issued 670,811 shares of Class A Common Stock to certain holders who elected for early settlement of their purchase contracts. On December 1, 2017 (the "mandatory settlement date"), the Company issued the balance to the remaining holders, for an aggregate issuance of 5,113,473 shares of Class A Common Stock, which reflected the minimum number of shares of Class A Common Stock, or 4.4465 shares per each of the previously outstanding 1,150,000 tangible equity units that were issuable by the Company under the purchase contracts (as adjusted for fractional shares). As of December 31, 2017, the amortizing notes were settled in full. The net proceeds from the issuance of the TEUs were allocated between the purchase contract and amortizing note based on their relative fair values. As a result, $90.7 million was allocated to additional paid-in capital in connection with the issuance of the TEUs during 2014.
Note 14—Stock Based Compensation
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
During 2017, the Company amended the Plan to reflect a broad range of compensation and governance practices necessary to attract and retain the services key individuals essential to the Company’s long -term growth and success. Among other things, the amendment served to increase the aggregate number of shares of common stock available for issuance under the prior plan by 900,000 shares.
Under the Plan, 4,535,363 shares of the Company’s Class A common stock have been reserved for issuance. In 2017, the Company granted an aggregate of 813,586 restricted shares of Class A common stock, which consisted of 259,677 shares of time-based restricted stock and 553,909 shares of performance based restricted stock. In 2016, and 2015, the Company granted an aggregate of 857,460 restricted shares and 493,524 restricted shares, respectively, of Class A common stock. With respect to time-based restricted stock granted to employees during 2017, 172,857 of such shares are subject to a vesting schedule pursuant to which one-third of the shares will vest on March 1st of each of 2018, 2019 and 2020, 45,111 of such shares are subject to a vesting schedule pursuant to which one-half of the shares will vest on March 1st of each of 2018 and 2019, and 6,434 of such shares have a vesting schedule pursuant to which one-half of the shares will vest on July 27th of each of 2018 and 2019, in each case subject to each grantee’s continued service through each vesting date, and 35,275 of such shares vest in equal quarterly installments on each of June 1, 2017, September 1, 2017, December 1, 2017 and March 1, 2018, subject to each grantee’s continued service on the board through each vesting date.
The Company granted performance-based restricted stock awards to certain executive employees during each of 2017, 2016 and 2015. With respect to the performance based restricted stock awards granted during 2017, 2016 and 2015, the performance based restricted stock awards vests as follows: one-third of the shares of performance based restricted stock will vest on March 1 of each of the first, second, and third years following the grant date, and all but one of such grants were subject to the Company’s achievement of pre-established performance targets as of the end of the given fiscal year, and subject to each grantee's continued service through each vesting date. The remaining grant did not contain a pre-established performance target, but the earned shares for such award were determined by the exercise of the discretion of the Compensation Committee of Parent’s Board of Directors following the end of the 2014 fiscal year, which were determined to be at the target level. During 2017, the Company achieved and recorded stock based compensation expense at 111% of its performance target. During 2016, the Company achieved 96% of its performance target related to certain metrics, resulting in earned shares based on the term of the award agreements, but did not achieve its target level for another metric applicable to certain individuals. During 2015, the Company achieved 92% of its performance targets.
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

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Expected dividend yield	N/A	N/A	—
Risk-free interest rate	N/A	N/A	1.71%
Expected volatility	N/A	N/A	44%
Expected life (in years)	N/A	N/A	6.75
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
As of December 31, 2017, the Company has 1,604,258 shares available for grant under the Plan.
Summary of Stock Option Activity
Stock option activity under the Plan for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	596,313	$15.57	611,313	$15.40	419,238	$8.66
Granted (1)	—	N/A	—	N/A	240,000	$25.82
Exercised	(3,535)	$8.66	(15,000)	$8.66	(47,925)	$8.66
Canceled	—	N/A	—	N/A	—	N/A
Options outstanding at end of year	592,778	$15.61	596,313	$15.57	611,313	$15.40
Options vested and expected to vest	592,778	$15.61	596,313	$15.57	611,313	$15.40
Options exercisable at end of year (2)	352,778	$8.66	356,313	$8.66	371,313	$8.66
Price range of options exercised	$8.66		$8.66		$8.66
Price range of options outstanding	$8.66-$25.82		$8.66-$25.82		$8.66-$25.82

(1)	The weighted average grant date fair value of the stock options during December 31, 2015 was $12.01.

(2)	No options vested during the years ended December 31, 2017, 2016 or 2015.
The following table summarizes information about stock options granted to executives, directors, and non-executives that are outstanding and exercisable at December 31, 2017:

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares
$8.66	352,778	4.75	$7,203,727	352,778
Summary of Restricted Shares Activity

During the years ended December 31, 2017, 2016, and 2015, the Company had the following activity relating to grants of time-based restricted common stock:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Non-vested shares at beginning of year	346,924	$16.91	225,687	$23.65	79,335	$24.84
Granted	259,677	18.14	291,368	14.14	208,715	23.11
Vested	(181,812)	17.62	(126,073)	21.81	(55,571)	23.24
Canceled (1)	(5,494)	16.23	(44,058)	19.06	(6,792)	24.28
Non-vested shares at end of year	419,295	$17.38	346,924	$16.91	225,687	$23.65
(1) Represents shares that were canceled as result of terminations of employment.

During the years ended December 31, 2017, 2016, and 2015 the Company had the following activity relating to grants of performance based restricted common stock:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Non-vested shares at beginning of year	655,133	$17.81	480,757	$24.18	506,846	$23.84
Granted	553,909	18.00	566,092	13.88	284,809	23.50
Vested	(147,477)	21.49	(190,977)	20.58	(154,467)	19.58
Canceled (1)	(349,000)	19.55	(200,739)	23.38	(156,431)	28.86
Non-vested shares at end of year	712,565	$17.01	655,133	$17.81	480,757	$24.18
(1) Represents shares that were canceled as a result of achievement of performance targets as outlined in the respective grant agreement at below the maximum levels, as well as a result of terminations of employment.
In conjunction with the issuance of the equity grants in the years ended December 31, 2017, 2016 and 2015, the Company recorded stock based compensation expense of $10.1 million, $6.4 million, and $6.6 million, respectively, which is included in general and administrative expense in the consolidated statement of operations. As of December 31, 2017, $8.8 million of total unrecognized stock based compensation expense is expected to be recognized as an expense by the Company in the future over a weighted average period of 1.0 years. The total value of restricted stock awards which fully vested during the years ended December 31, 2017, 2016 and 2015 was $8.0 million, $5.1 million, and $6.0 million, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recognized an income tax benefit of $3.8 million, $4.1 million and $3.5 million related to stock based compensation, respectively.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of December 31, 2017, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds are recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable. As of December 31, 2017 and 2016, the Company is not obligated under any assessment district bonds.
The Company also had outstanding performance and surety bonds of $234.0 million at December 31, 2017 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of December 31, 2017, the Company had $355.5 million of project commitments relating to the construction of projects.
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
See Note 8 for additional information relating to the Company’s guarantee arrangements.
The Company has entered into various purchase option agreements with third parties to acquire land. As of December 31, 2017, the Company has made non-refundable deposits of $51.8 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the purchase option agreements is $539.3 million as of December 31, 2017.

Lease Obligations
As described more fully in Note 1, as of April 1, 2017, the Company adopted the provisions of ASU 2016-02 and recognized lease obligations and associated ROU assets for its existing non-cancelable leases. Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $14.5 million as of December 31, 2017 and $13.1 million as of December 31, 2016. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2017	Year Ended December 31, 2016
Lease cost
Operating lease cost	$6,835	$3,890
Sublease income	(117)	(117)
Total lease cost	$6,718	$3,773

Other information
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$5,551	$3,270
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,925	$1,353
Weighted-average discount rate	6.6%	6.6%

	December 31, 2017	December 31, 2016
Weighted-average remaining lease term (in years)	3.58	5.16
The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2017 (in thousands).

Year Ending December 31,
2018	$6,998
2019	3,989
2020	2,635
2021	2,398
2022	1,342
Thereafter	440
Total	$17,802
Note 16—Subsequent Events
Agreement to Acquire RSI Communities LLC
On February 20, 2018, the Company announced it entered into a definitive agreement with RSI Communities LLC (“RSI Communities”), RS Equity Management LLC, the Class B Sellers of RSI Communities, and RS Equity Management LLC, as the sellers’ representative, to acquire RSI Communities, a Southern California and Texas based homebuilder, and three additional related real estate assets for an aggregate cash purchase price of approximately $460 million, subject to net asset value adjustments. The Company intends to fund the transaction with cash on hand, debt, and land banking proceeds.
The transaction contains customary representations, warranties and covenants of the parties, and closing of the transaction is subject to customary closing conditions. The transaction is expected to close in the first quarter of fiscal year 2018. There can be no assurance that the proposed transaction will be completed, or if it is completed, that the expected benefits of the transaction will be realized.
No other events have occurred subsequent to December 31, 2017, that would require recognition or disclosure in the Company’s financial statements.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17— Unaudited Summarized Quarterly Financial Information
Summarized unaudited quarterly financial information for the years ended December 31, 2017 and 2016 is as follows (in thousands except per share data):

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Home sales	$258,854	$422,633	$490,304	$623,283
Cost of sales	(218,455)	(353,057)	(401,700)	(505,337)
Gross profit	40,399	69,576	88,604	117,946
Other income, costs and expenses, net	(49,695)	(49,325)	(58,544)	(101,210)
Net (loss) income	(9,296)	20,251	30,060	16,736
Net (loss) income available to common stockholders	$(10,000)	$18,954	$27,418	$11,763
(Loss) Income per common share:
Basic	$(0.27)	$0.51	$0.74	$0.32
Diluted	$(0.27)	$0.49	$0.71	$0.30

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Home sales	$261,295	$325,059	$342,628	$473,221
Cost of sales	(215,171)	(268,638)	(285,896)	(392,632)
Gross profit	46,124	56,421	56,732	80,589
Other income, costs and expenses, net	(36,183)	(41,335)	(40,218)	(54,163)
Net income	9,941	15,086	16,514	26,426
Net income available to common stockholders	$9,014	$14,561	$13,069	$23,052
Income per common share:
Basic	$0.25	$0.40	$0.36	$0.63
Diluted	$0.24	$0.38	$0.34	$0.60

EXHIBIT INDEX
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

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

4.15
Third Supplemental Indenture, dated January 31, 2017, among California Lyon, Parent, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed January 31, 2017)

10.1
Form of Indemnity Agreement, between William Lyon Homes, a Delaware corporation, and the directors and officers of William Lyon Homes (incorporated by reference to William Lyon Homes’s Annual Report on Form 10-K for the year-ended December 31, 1999 (File No. 333-88569)).

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

Exhibit Number	Description
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
10.45
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

10.46†	William Lyon Homes Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2017)

10.47
Amendment No. 2 dated as of June 16, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed August 8, 2017)

10.48
Stock Purchase Agreement, dated as of December 14, 2017, by and between the Company and Lyon Shareholder 2012, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 14, 2017)

10.49+
New Lender Supplement dated as of November 28, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent.

12.1+	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges for the Years Ended December 31, 2017, 2016, 2015, 2014 and 2013.

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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