Form 10-Q
period 2018-03-31
WILLIAM LYON HOMES
filed 2018-05-10
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 7, 2018
Common stock, Class A, par value $0.01	33,202,209
Common stock, Class B, par value $0.01	4,817,394

WILLIAM LYON HOMES

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings; leverage ratios and compliance with debt covenants; revenues and average selling prices of deliveries; sales price ranges for active and future communities; backlog conversion; global and domestic economic conditions; market and industry trends; cycle times; profitability and gross margins; cost of revenues; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; financial services and ancillary business performance and strategies; the anticipated benefits to be realized from the RSI acquisition; debt maturities; business and operational strategies and the anticipated effects thereof; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this quarterly report on Form 10-Q will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: the Company’s ability to successfully integrate RSI Communities’ homebuilding operations with its existing operations; any adverse effect on the Company’s, or RSI Communities’, business operations following the acquisition; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; the availability and timing of mortgage financing; adverse weather conditions; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; government actions, policies, programs and regulations directed at or affecting the housing market (including the Tax Cuts and Jobs Act (the “Tax Cuts and Job Act”), the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities; defects in manufactured products or other homebuilding materials; changes in existing tax laws or enacted corporate income tax rates, including pursuant to the Tax Cuts and Job Act; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; restraints on foreign investment; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$50,473	$182,710
Receivables	14,018	10,223
Escrow proceeds receivable	1,552	3,319
Real estate inventories — Note 6
Owned	2,051,817	1,699,850
Not owned	282,169	—
Investment in unconsolidated joint ventures — Note 4	5,406	7,867
Goodwill	118,877	66,902
Intangibles, net of accumulated amortization of $4,640 as of March 31, 2018 and December 31, 2017	6,700	6,700
Deferred income taxes	47,716	47,915
Lease right-of-use assets	14,757	14,454
Other assets, net	32,921	21,164
Total assets	$2,626,406	$2,061,104
LIABILITIES AND EQUITY
Accounts payable	$88,853	$58,799
Accrued expenses	99,378	111,491
Liabilities from inventories not owned — Note 13	282,169	—
Notes payable — Note 7:
Revolving credit facility	85,000	—
Seller financing	—	589
Construction notes payable	2,291	—
Joint venture notes payable	84,955	93,926
5 3/4% Senior Notes due April 15, 2019 — Note 7	—	149,362
7% Senior Notes due August 15, 2022 — Note 7	346,924	346,740
6% Senior Notes due September 1, 2023 — Note 7	343,274	—
5 7/8% Senior Notes due January 31, 2025 — Note 7	439,903	439,567
	1,772,747	1,200,474
Commitments and contingencies — Note 13
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 34,454,130 and 34,267,510 shares issued, 33,202,209 and 33,135,650 shares outstanding at March 31, 2018 and December 31, 2017, respectively	345	344
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 4,817,394 shares issued and outstanding at March 31, 2018 and December 31, 2017	48	48
Additional paid-in capital	447,770	454,286
Retained earnings	334,122	325,794
Total William Lyon Homes stockholders’ equity	782,285	780,472
Noncontrolling interests — Note 3	71,374	80,158
Total equity	853,659	860,630
Total liabilities and equity	$2,626,406	$2,061,104
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating revenue
Home sales — Note 1	$372,385	$258,854
Construction services — Note 1	983	—
	373,368	258,854
Operating costs
Cost of sales — homes	(307,308)	(218,455)
Construction services — Note 1	(983)	—
Sales and marketing	(22,693)	(14,705)
General and administrative	(24,521)	(18,946)
Transaction expenses	(3,130)	—
Other	(298)	(440)
	(358,933)	(252,546)
Operating income	14,435	6,308
Equity in income of unconsolidated joint ventures	932	249
Other income, net	35	345
Income before extinguishment of debt	15,402	6,902
Loss on extinguishment of debt	—	(21,828)
Income (loss) before (provision for) benefit from income taxes	15,402	(14,926)
(Provision for) benefit from income taxes — Note 10	(2,814)	5,630
Net income (loss)	12,588	(9,296)
Less: Net income attributable to noncontrolling interests	(4,260)	(704)
Net income (loss) available to common stockholders	$8,328	$(10,000)
Income (loss) per common share:
Basic	$0.22	$(0.27)
Diluted	$0.21	$(0.27)
Weighted average common shares outstanding:
Basic	37,931,256	36,908,320
Diluted	39,855,683	36,908,320
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2017	39,085	$392	$454,286	$325,794	$80,158	$860,630
Net income	—	—	—	8,328	4,260	12,588
Cash contributions from members of consolidated entities	—	—	—	—	4,062	4,062
Cash distributions to members of consolidated entities	—	—	—	—	(17,106)	(17,106)
Repurchases of common stock	(205)	(2)	(4,998)	—	—	(5,000)
Shares remitted to Company to satisfy employee tax obligations	(186)	(2)	(4,694)	—	—	(4,696)
Stock based compensation expense	577	5	3,176	—	—	3,181
Balance - March 31, 2018	39,271	$393	$447,770	$334,122	$71,374	$853,659
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating activities
Net income (loss)	$12,588	$(9,296)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,056	449
Net change in deferred income taxes	199	(195)
Stock based compensation expense	3,181	1,676
Equity in earnings of unconsolidated joint ventures	(932)	(249)
Distributions from unconsolidated joint ventures	3,575	359
Loss on extinguishment of debt	—	21,828
Net changes in operating assets and liabilities:
Receivables	(2,226)	382
Escrow proceeds receivable	1,767	(1,612)
Real estate inventories	79,895	(22,633)
Other assets	(1,275)	(1,447)
Accounts payable	20,739	(1,533)
Accrued expenses	(21,539)	(29,110)
Net cash provided by (used in) operating activities	98,028	(41,381)
Investing activities
Cash paid for acquisitions, net of cash acquired	(475,221)	—
Purchases of property and equipment	(2,442)	(2)
Net cash used in investing activities	(477,663)	(2)
Financing activities
Proceeds from borrowings on notes payable	20,194	25,350
Principal payments on notes payable	(29,179)	(20,780)
Redemption premium of 8.5% Senior Notes	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)
Principal payments on 5.75% Senior Notes	(150,000)	—
Proceeds from issuance of 5.875% Senior Notes	—	446,468
Proceeds from issuance of 6% Senior Notes	350,000	—
Proceeds from borrowings on Revolver	110,000	105,000
Payments on Revolver	(25,000)	(77,000)
Principal payments on subordinated amortizing notes	—	(1,869)
Payment of deferred loan costs	(5,877)	(6,840)
Shares remitted to, or withheld by the Company for employee tax withholding	(4,696)	(1,380)
Cash received for lease transaction	—	19,848
Payments to repurchase common stock	(5,000)	—
Noncontrolling interest contributions	4,062	1,467
Noncontrolling interest distributions	(17,106)	(7,340)
Net cash provided by financing activities	247,398	38,279
Net decrease in cash and cash equivalents	(132,237)	(3,104)
Cash and cash equivalents — beginning of period	182,710	42,612
Cash and cash equivalents — end of period	$50,473	$39,508
Supplemental disclosures:
Cash paid during the period for income taxes	$104	$9,800
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,696	$4,650
Accrued deferred loan costs	$879	$1,270
Inventory reclassified to Other assets upon adoption of ASC 606	$5,365	$—
Non-cash additions to Real estate inventories - not owned and Liabilities from inventories not owned	$87,896	$—
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Basis of Presentation and Significant Accounting Policies
Operations
William Lyon Homes, a Delaware corporation (“Parent” and together with its subsidiaries, the “Company”), is primarily engaged in designing, constructing, marketing and selling single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington (under the Polygon Northwest brand), Oregon (under the Polygon Northwest brand) and Texas.
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2018 and December 31, 2017 and revenues and expenses for the three month periods ended March 31, 2018 and 2017. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
The condensed consolidated financial statements were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements as of and for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report. Also, refer to the discussion under Revenue Recognition and Change in Accounting Principle below regarding the adoption of the new standard for revenue recognition.
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (“ASU 2014-09” or “ASC 606”). Refer to Change in Accounting Principle below for further details regarding the adoption.

Home Sales
Prior to January 1, 2018, under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, "Revenue Recognition" ("ASC 605"), revenue was recorded when a sale was consummated, the buyer’s initial and continuing investments were adequate, any receivables were not subject to future subordination, and the usual risks and rewards of ownership had transferred to the buyer. Effective January 1, 2018, upon adoption of ASC 606, revenue is recorded upon the close of escrow, at which point home sales are considered in the scope of a contract. Accordingly, the Company does not record homebuilding revenue for performance obligations that are unsatisfied or partially unsatisfied. No revenue was recorded in the 2018 period that did not result from current period performance.

Construction Services
The Company accounted for construction management agreements using the Percentage of Completion Method in accordance with ASC 605 (prior to January 1, 2018) and ASC 606 (subsequent to January 1, 2018). Under ASC 605 and ASC 606, the Company records revenues and expenses as a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.
The Company entered into construction management agreements to build, sell and market homes in certain communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three months ended March 31, 2018, the Company had one land parcel sale that resulted in a negligible loss for the period then ended. During the three months ended March 31, 2017, the Company had one land parcel sale to a third party that did not result in any gain or loss.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Warranty liability, beginning of period	$13,643	$14,174
Warranty provision during period (1)	2,504	1,290
Warranty payments, net of insurance recoveries during period	(4,395)	(2,829)
Warranty charges related to construction services projects	7	80
Warranty liability, end of period	$11,759	$12,715

(1)
In connection with the RSI Acquisition (see Note 2), the Company assumed warranty liability of $0.6 million for units closed prior to the RSI Acquisition date and for which has been included in this line item for purposes of this table.

Interest incurred under the Company’s debt obligations, as more fully discussed in Note 7, is capitalized to qualifying real estate projects under development. Interest activity for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Interest incurred	$19,258	$19,424
Less: Interest capitalized	19,258	19,424
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$31,489	$19,036
Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, receivables, and deposits. The Company typically places its cash and cash equivalents in investment grade short-term instruments. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers. The Company is an issuer of, or subject to, financial instruments, including letters of credit, with off-balance sheet risk in the normal course of business which exposes it to credit risks. These off-balance sheet financial instruments are described in more detail in Note 13.
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2018 and December 31, 2017. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs and are primarily amortized to interest incurred using the straight line method which approximates the effective interest method.
Goodwill
In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are analyzed for impairment at the reporting segment level. Goodwill is analyzed on an annual basis, or when indicators of impairment exist. We have determined that we have seven reporting segments, as discussed in Note 5, and we perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.
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
Impact of Recent Accounting Pronouncements
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements or notes to its consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" (“ASU 2016-18”). ASU 2016-18 requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements or notes to its consolidated financial statements.

Change in Accounting Principle
The Company adopted ASC 606 with a date of initial application of January 1, 2018. The Company applied ASC 606 using the cumulative effect method - i.e. by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605.
ASC 606 replaced the guidance for costs incurred to sell real estate with new guidance codified under ASC 340-40, “Other Assets and Deferred Costs - Contracts with Customers”. The Company previously capitalized certain marketing costs related to model homes and sales offices within Real estate inventories in the balance sheet; however, effective January 1, 2018, the Company capitalized these costs within Other Assets. The method of amortization of these costs is the same under ASC 606 as per the previous guidance, resulting in no adjustment to the Company's retained earnings for the comparative period. However, under ASC 606, amortization is included in Sales and marketing expense, whereas amortization was previously recorded in Cost of sales - homes in the statement of operations.
The adoption of ASC 606 did not have an impact on the amount or timing of the Company's homebuilding revenues. As of and for the three months ended March 31, 2018, the adoption of ASC 606 did not have a material impact on the Company's balance sheet, net income, stockholders' equity or statement of cash flows.

Note 2—Acquisition of RSI Communities
On March 9, 2018, the Company completed its acquisition of RSI Communities, a Southern California- and Texas-based homebuilder, and three additional related real estate assets (the “RSI Acquisition”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated February 19, 2018 among William Lyon Homes, Inc., a California corporation and wholly-owned subsidiary of Parent ("California Lyon"), RSI Communities, L.L.C, RS Equity Management L.L.C., Class B Sellers of RSI Communities L.L.C., and RS Equity Management L.L.C. Pursuant to the Purchase Agreement, California Lyon acquired, for cash, all of the membership interests of the underlying limited liability companies and three additional related real estate assets (collectively referred to herein as "RSI Communities") and which conducts business as RSI Communities, L.L.C. (“RSI”), for an aggregate cash purchase price of $460.0 million, and an additional approximately $15.2 million at closing pursuant to initial working capital adjustments, a portion of which remains subject to final adjustment in accordance with the terms of the Purchase Agreement. Part of the acquired entities specific to the Southern California region now operate under the Company’s existing California segment. The remaining acquired entities now operate as a new division of the Company under the RSI name in Texas, with core markets of Austin and San Antonio.
The Company financed the RSI Acquisition with a combination of proceeds from its issuance of $350 million in aggregate principal amount of 6.00% senior notes due 2023, cash on hand, and approximately $194.3 million of aggregate proceeds from a land banking arrangement with respect to land parcels in various stages of development.
As a result of the RSI Acquisition, the entities comprising the business of RSI Communities became wholly-owned direct or indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the date of the RSI Acquisition. For the period from March 9, 2018 through March 31, 2018, home deliveries and operating revenue from RSI operations were 80 units and $22.7 million, respectively.
The RSI Acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities of RSI Communities at their estimated fair values, with the excess allocated to Goodwill, as shown below. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $52.0 million of goodwill resulting from the RSI Acquisition will be tax deductible. Goodwill will be allocated to the California and Texas operating segments (see Note 5). A reconciliation of the consideration transferred as of the acquisition date is as follows:

Net proceeds received from RSI inventory involved in land banking transactions	$194,131
Issuance of 6.00% Senior Notes due September 1, 2023	190,437
Cash on hand	90,653
475,221

As of March 31, 2018, the Company had not completed its final estimate of the fair value of the net assets of RSI Communities, due to the RSI Acquisition's close proximity to quarter end. As such, the estimates used as of March 31, 2018 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Assets Acquired
Real estate inventories	$436,578
Goodwill	51,975
Other	6,532
Total Assets	495,085

Liabilities Assumed
Accounts payable	$9,315
Accrued expenses	8,244
Notes payable	2,305
Total liabilities	19,864
Net assets acquired	$475,221
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
Other assets, accounts payable, accrued expenses and notes payable were generally stated at historical value due to the short-term nature of these liabilities.
The Company recorded $3.1 million in acquisition related costs for the three months ended March 31, 2018, respectively, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three months ended March 31, 2018 and March 31, 2017 as if the RSI Acquisition had been completed as of January 1, 2017 (amounts in thousands, except per share data):

	Three months ended March 31, 2018	Three months ended March 31, 2017
Operating revenues	$401,600	258,854
Net income (loss) available to common stockholders	$6,419	$(10,767)
Income (Loss) per share - basic	$0.17	$(0.29)
Income (Loss) per share - diluted	$0.16	$(0.29)
The unaudited pro forma operating results have been determined after adjusting the unaudited operating results of RSI Communities to reflect the estimated purchase accounting and other acquisition adjustments including interest expense associated with the debt used to fund a portion of the acquisition. The unaudited pro forma results presented above do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the RSI Acquisition, the costs to combine the operations of the Company and RSI Communities or the costs necessary to achieve any of the foregoing cost savings, operating synergies or revenue enhancements. As such, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period or indicative of the results that will be attained in the future.

Note 3—Variable Interest Entities and Noncontrolling Interests
As of March 31, 2018 and December 31, 2017, the Company was party to thirteen joint ventures for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of March 31, 2018 and December 31, 2017.
As of March 31, 2018, the assets of the consolidated VIEs totaled $202.3 million, of which $6.9 million was cash and cash equivalents and $224.8 million was owned real estate inventories. The liabilities of the consolidated VIEs totaled $92.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2017, the assets of the consolidated VIEs totaled $219.6 million, of which $10.7 million was cash and cash equivalents and $230.8 million was owned real estate inventories. The liabilities of the consolidated VIEs totaled $99.4 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 4—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues	$3,709	$3,389
Cost of sales	(1,918)	(2,110)
Income of unconsolidated joint ventures	$1,791	$1,279

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three months ended March 31, 2018, and 2017, the Company recorded income of $0.9 million and $0.2 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	March 31, 2018	December 31, 2017
Assets
Cash	$6,996	$12,802
Loans held for sale	16,489	17,106
Accounts receivable	698	2,791
Other assets	102	128
Total Assets	$24,285	$32,827

Liabilities and Equity
Accounts payable	$292	$779
Accrued expenses	892	1,532
Credit lines payable	15,601	18,312
Other liabilities	251	31
Members equity	7,249	12,173
Total Liabilities and Equity	$24,285	$32,827

Note 5—Segment Information
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
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with ASC 280, prior to the acquisition of RSI Communities (see Note 2), the Company's homebuilding operations had been grouped into six operating segments. During the three months ended March 31, 2018, the Company added one additional operating segment, Texas as a result of the RSI Acquisition. As such, in accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into seven reportable segments:
California, consisting of operations in Orange, Los Angeles, Alameda, Contra Costa, San Joaquin, Santa Clara, Riverside and San Bernardino counties.
Arizona, consisting of operations in the Phoenix, Arizona metropolitan area.
Nevada, consisting of operations in the Las Vegas, Nevada metropolitan area.
Colorado, consisting of operations in the Denver, Colorado metropolitan area.
Washington, consisting of operations in the Seattle, Washington metropolitan area.
Oregon, consisting of operations in the Portland, Oregon metropolitan area.
Texas, consisting of operations in the Austin, Texas and San Antonio, Texas metropolitan areas.
Corporate develops and implements strategic initiatives and supports the Company’s operating segments by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating revenue:
California	$134,812	$81,967
Arizona	32,039	26,716
Nevada	49,176	30,548
Colorado	40,063	21,330
Washington (1)	55,651	43,474
Oregon	46,853	54,819
Texas	14,774	—
Total operating revenue	$373,368	$258,854

(1) Operating revenue in the Washington segment includes construction services revenue.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Income (loss) before (provision for) benefit from income taxes:
California	$11,419	$6,327
Arizona	2,487	2,298
Nevada	4,839	2,192
Colorado	3,164	296
Washington	4,511	314
Oregon	3,637	4,481
Texas	434	—
Corporate	(15,089)	(9,006)
Income before extinguishment of debt	$15,402	$6,902
Corporate - Loss on extinguishment of debt	—	(21,828)
Income (loss) before (provision for) benefit from income taxes	$15,402	$(14,926)

	March 31, 2018	December 31, 2017
Homebuilding assets:
California	$934,977	$631,649
Arizona	176,217	170,634
Nevada	212,268	211,202
Colorado	156,257	149,183
Washington	308,901	286,442
Oregon	329,779	288,981
Texas	314,153	—
Corporate (1)	193,854	323,013
Total homebuilding assets	$2,626,406	$2,061,104

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, lease right-of-use assets, and other assets.

Note 6—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Real estate inventories:
Land deposits	$57,775	$51,833
Land and land under development	992,290	904,410
Homes completed and under construction	905,752	646,198
Model homes	96,000	97,409
Total	$2,051,817	$1,699,850
Real estate inventories not owned (1):
Other land options contracts — land banking arrangement	$282,169	$—

(1)
Represents the consolidation of a land banking arrangement. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined that it is economically compelled to purchase the lots in the land banking arrangement and thus, has consolidated the assets and liabilities associated with this land bank. Amounts are net of deposits.

Note 7—Senior Notes, Secured, and Unsecured Indebtedness

Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Notes payable:
Revolving credit facility	$85,000	$—
Seller financing	—	589
Construction notes payable	2,291	—
Joint venture notes payable	84,955	93,926
Total notes payable	172,246	94,515

Senior notes:
5 3/4% Senior Notes due April 15, 2019	—	149,362
7% Senior Notes due August 15, 2022	346,924	346,740
6% Senior Notes due September 1, 2023	343,274	—
5 7/8% Senior Notes due January 31, 2025	439,903	439,567
Total senior notes	1,130,101	935,669

Total notes payable and senior notes	$1,302,347	$1,030,184

As of March 31, 2018, the maturities of the Notes payable, 7% Senior Notes, 6% Senior Notes, and 5 7/8% Senior Notes are as follows (in thousands):

Year Ending December 31,
Remaining in 2018	$21,352
2019	113,979
2020	—
2021	36,915
2022	350,000
Thereafter	800,000
$1,322,246
Maturities above exclude premium on the 7% Senior Notes of $0.7 million and discount on the 5 7/8% Senior Notes of $3.1 million, and deferred loan costs on the 7%, 6%, and 5 7/8% Senior Notes of $17.5 million as of March 31, 2018.
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
On June 16, 2017, California Lyon, Parent and the lenders party thereto entered into a second amendment to the Second Amended Facility, which amended the maximum leverage ratio to extend the timing of the gradual step-downs, such that the leverage ratio remained at 62.5% through and including December 30, 2017, and decreased to 60% on the last day of the 2017 fiscal year and was scheduled to remain at 60% thereafter.
On March 9, 2018, California Lyon, Parent and the lenders party thereto entered into a third amendment to the Second Amended Facility, which temporarily increased the maximum leverage ratio, such that the leverage ratio remained at 60% through and including March 30, 2018, increased to 70% on March 31, 2018 through and including June 29, 2018, decreases to 65% on June 30, 2018 through and including December 30, 2018, and decreases to 60% on the last day of the 2018 fiscal year and will remain at 60% thereafter. The amendment did not revise any of our other financial covenants thereunder.
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 70% effective as of March 31, 2018 and is scheduled to decrease to 65% on June 30, 2018, and is scheduled to further decrease to 60% effective as of December 31,

2018, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Second Amended Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the Second Amended Facility and permit the lenders to accelerate payment on outstanding borrowings under the Second Amended Facility and require cash collateralization of outstanding letters of credit. If a change in control (as defined in the Second Amended Facility) occurs, the lenders may terminate the commitments under the Second Amended Facility and require that the Company repay outstanding borrowings under the Second Amended Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread.
In January 2017, the Company entered into an amendment which modifies the definition of Tangible Net Worth for purposes of calculating the Leverage Ratio covenant under the Second Amended Facility, so as to exclude any reduction in Tangible Net Worth (as defined therein) that occurs as a result of the costs related to payment of any call premium or any other costs associated with the refinancing transaction and the redemption of outstanding 8.5% Notes. The Company was in compliance with all covenants under the Second Amended Facility as of March 31, 2018.
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of March 31, 2018, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of March 31, 2018, the Company had $85.0 million outstanding against the Second Amended Facility at an effective rate of 4.88%, as well as a letter of credit for $11.0 million. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the Second Amended Facility.
Seller Financing
During the three months ended March 31, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.
Notes Payable
The Company and certain of its consolidated joint ventures have entered into notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of March 31, 2018 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
July, 2017	$66.2	$36.9		February, 2021	4.81%	(5)
March, 2016	33.4	1.2	(4)	September, 2018	4.76%	(1)
January, 2016	35.0	29.0		February, 2019	5.13%	(2)
November, 2015	42.5	16.0	(4)	May, 2018	5.75%	(1)
November, 2014	7.0	1.4	(4)	May, 2018	5.25%	(3)
March, 2014	26.0	0.5		April, 2018	4.87%	(1)
	$143.9	$85.0
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

In addition to the above, the Company had $2.3 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of March 31, 2018.

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
During the three months ended March 31, 2018, Parent, through California Lyon, used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged as of March 31, 2018.

8 1/2% Senior Notes Due 2020

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
As of March 31, 2018 the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.7 million and deferred loan costs of $3.8 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

6% Senior Notes Due 2023
On March 9, 2018, California Lyon completed its private placement with registration rights of 6.00% Senior Notes due 2023 (the "6.00% Notes"), in an aggregate principal amount of $350 million. The 6.00% Notes were issued at 100% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 6.00% Notes offering to (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million of the outstanding aggregate principal amount of the 5.75% Notes.
As of March 31, 2018, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $6.7 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
On or after September 1, 2020, California Lyon may redeem all or a portion of the 6.00% Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount on the redemption date) set forth below plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, if redeemed during the 12-month period commencing on each of the dates as set forth below:

Year	Percentage
September 1, 2020	103.00%
September 1, 2021	101.50%
September 1, 2022	100.00%
Prior to September 1, 2020, the Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest, if any, to, but not including, the redemption date.
In addition, any time prior to September 1, 2020, California Lyon may, at its option on one or more occasions, redeem Notes (including any additional notes that may be issued in the future under the 2023 Notes Indenture) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Notes (including any additional notes that may be issued in the future under the 2023 Notes Indenture) issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 106.00%, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings.

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of March 31, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of March 31, 2018, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.1 million and deferred loan costs of $7.0 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of March 31, 2018.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of March 31, 2018 and December 31, 2017; consolidating statements of operations for the three months ended March 31, 2018 and 2017; and consolidating statements of cash flows for the three month periods ended March 31, 2018 and 2017, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of March 31, 2018 and December 31, 2017, and for the three month periods ended March 31, 2018 and 2017.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of March 31, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$39,497	$3,576	$7,400	$—	$50,473
Receivables	—	7,410	3,356	3,252	—	14,018
Escrow proceeds receivable	—	373	1,179	—	—	1,552
Real estate inventories
Owned	—	883,102	935,092	233,623	—	2,051,817
Not owned	—	—	282,169	—	—	282,169
Investment in unconsolidated joint ventures	—	5,256	150	—	—	5,406
Goodwill	—	14,209	104,668	—	—	118,877
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	47,716	—	—	—	47,716
Lease right-of-use assets	—	14,757	—	—	—	14,757
Other assets, net	—	21,772	10,682	467	—	32,921
Investments in subsidiaries	782,285	(18,061)	(837,268)	—	73,044	—
Intercompany receivables	—	—	285,102	—	(285,102)	—
Total assets	$782,285	$1,016,031	$795,406	$244,742	$(212,058)	$2,626,406
LIABILITIES AND EQUITY
Accounts payable	$—	$66,356	$14,756	$7,741	$—	$88,853
Accrued expenses	—	81,565	17,699	114	—	99,378
Liabilities from inventories not owned	—	—	282,169	—	—	282,169
Notes payable	—	85,000	2,291	84,955	—	172,246
7% Senior Notes	—	346,924	—	—	—	346,924
6% Senior Notes	—	343,274	—	—	—	343,274
5 7/8% Senior Notes	—	439,903	—	—	—	439,903
Intercompany payables	—	186,483	—	98,619	(285,102)	—
Total liabilities	—	1,549,505	316,915	191,429	(285,102)	1,772,747
Equity
William Lyon Homes stockholders’ equity (deficit)	782,285	(533,474)	478,491	(18,061)	73,044	782,285
Noncontrolling interests	—	—	—	71,374	—	71,374
Total liabilities and equity	$782,285	$1,016,031	$795,406	$244,742	$(212,058)	$2,626,406

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$135,173	$182,944	$54,268	$—	$372,385
Construction services	—	983	—	—	—	983
Management fees	—	(1,750)	—	—	1,750	—
	—	134,406	182,944	54,268	1,750	373,368
Operating costs
Cost of sales	—	(110,245)	(150,502)	(44,811)	(1,750)	(307,308)
Construction services	—	(983)	—	—	—	(983)
Sales and marketing	—	(8,383)	(10,783)	(3,527)	—	(22,693)
General and administrative	—	(18,553)	(5,966)	(2)	—	(24,521)
Transaction expenses	—	(3,130)	—	—	—	(3,130)
Other	—	(353)	46	9	—	(298)
	—	(141,647)	(167,205)	(48,331)	(1,750)	(358,933)
Income from subsidiaries	8,328	8,107	—	—	(16,435)	—
Operating income	8,328	866	15,739	5,937	(16,435)	14,435
Equity in income from unconsolidated joint ventures	—	675	257	—	—	932
Other income (expense), net	—	309	56	(330)	—	35
Income (loss) before provision for income taxes	8,328	1,850	16,052	5,607	(16,435)	15,402
Provision for income taxes	—	(2,814)	—	—	—	(2,814)
Net income (loss)	8,328	(964)	16,052	5,607	(16,435)	12,588
Less: Net income attributable to noncontrolling interests	—	—	—	(4,260)	—	(4,260)
Net income (loss) available to common stockholders	$8,328	$(964)	$16,052	$1,347	$(16,435)	$8,328

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$122,128	$119,623	$17,103	$—	$258,854
Management fees	—	(513)	—	—	513	—
	—	121,615	119,623	17,103	513	258,854
Operating costs
Cost of sales	—	(99,395)	(103,461)	(15,086)	(513)	(218,455)
Sales and marketing	—	(6,523)	(6,931)	(1,251)	—	(14,705)
General and administrative	—	(14,516)	(4,429)	(1)	—	(18,946)
Other	—	(531)	91	—	—	(440)
	—	(120,965)	(114,730)	(16,338)	(513)	(252,546)
(Loss) income from subsidiaries	(10,000)	(239)	—	—	10,239	—
Operating (loss) income	(10,000)	411	4,893	765	10,239	6,308
Equity in income from unconsolidated joint ventures	—	44	205	—	—	249
Other income (expense), net	—	645	—	(300)	—	345
(Loss) income before extinguishment of debt	(10,000)	1,100	5,098	465	10,239	6,902
Loss on extinguishment of debt	—	(21,828)	—	—	—	(21,828)
(Loss) income before benefit from income taxes	(10,000)	(20,728)	5,098	465	10,239	(14,926)
Benefit from income taxes	—	5,630	—	—	—	5,630
Net (loss) income	(10,000)	(15,098)	5,098	465	10,239	(9,296)
Less: Net income attributable to noncontrolling interests	—	—	—	(704)	—	(704)
Net (loss) income available to common stockholders	$(10,000)	$(15,098)	$5,098	$(239)	$10,239	$(10,000)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$6,515	$(60,555)	$146,012	$12,571	$(6,515)	$98,028
Investing activities
Cash paid for acquisitions, net of cash acquired	—	—	(475,221)	—	—	(475,221)
Purchases of property and equipment	—	(1,063)	(1,391)	12	—	(2,442)
Investments in subsidiaries	—	9,624	343,067	—	(352,691)	—
Net cash provided by (used in) investing activities	—	8,561	(133,545)	12	(352,691)	(477,663)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	20,194	—	20,194
Principal payments on notes payable	—	—	(14)	(29,165)	—	(29,179)
Principal payments on 5.75% Senior Notes	—	(150,000)	—	—	—	(150,000)
Proceeds from issuance of 6.0% Senior Notes	—	350,000	—	—	—	350,000
Proceeds from borrowings on Revolver	—	110,000	—	—	—	110,000
Payments on Revolver	—	(25,000)	—	—	—	(25,000)
Payment of deferred loan costs	—	(5,877)	—	—	—	(5,877)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(4,696)	—	—	—	(4,696)
Payments to repurchase common stock	—	(5,000)	—	—	—	(5,000)
Noncontrolling interest contributions	—	—	—	4,062	—	4,062
Noncontrolling interest distributions	—	—	—	(17,106)	—	(17,106)
Advances to affiliates	—	—	6,240	(2,864)	(3,376)	—
Intercompany receivables/payables	(6,515)	(349,370)	(15,273)	8,576	362,582	—
Net cash (used in) provided by financing activities	(6,515)	(79,943)	(9,047)	(16,303)	359,206	247,398
Net (decrease) increase in cash and cash equivalents	—	(131,937)	3,420	(3,720)	—	(132,237)
Cash and cash equivalents - beginning of period	—	171,434	156	11,120	—	182,710
Cash and cash equivalents - end of period	$—	$39,497	$3,576	$7,400	$—	$50,473

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(296)	$(52,448)	$18,589	$(7,522)	$296	$(41,381)
Investing activities
Purchases of property and equipment	—	(2)	—	—	—	(2)
Investments in subsidiaries	—	(333)	(18,452)	—	18,785	—
Net cash (used in) provided by investing activities	—	(335)	(18,452)	—	18,785	(2)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	25,350	—	25,350
Principal payments on notes payable	—	—	—	(20,780)	—	(20,780)
Redemption premium of 8.5% Senior Notes	—	(19,645)	—	—	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)	—	—	—	(425,000)
Proceeds from issuance of 5.875% Senior Notes	—	446,468	—	—	—	446,468
Proceeds from borrowings on Revolver	—	105,000	—	—	—	105,000
Payments on revolver	—	(77,000)	—	—	—	(77,000)
Principal payments on subordinated amortizing notes	—	(1,869)	—	—	—	(1,869)
Payment of deferred loan costs	—	(6,840)	—	—	—	(6,840)
Shares remitted to or withheld by Company for employee tax withholding	—	(1,380)	—	—	—	(1,380)
Cash received for lease transaction	—	19,848	—	—	—	19,848
Noncontrolling interest contributions	—	—	—	1,467	—	1,467
Noncontrolling interest distributions	—	—	—	(7,340)	—	(7,340)
Advances to affiliates	—	—	2,845	487	(3,332)	—
Intercompany receivables/payables	296	11,942	(2,824)	6,335	(15,749)	—
Net cash provided by (used in) financing activities	296	51,524	21	5,519	(19,081)	38,279
Net (decrease) increase in cash and cash equivalents	—	(1,259)	158	(2,003)	—	(3,104)
Cash and cash equivalents - beginning of period	—	36,204	272	6,136	—	42,612
Cash and cash equivalents - end of period	$—	$34,945	$430	$4,133	$—	$39,508

Note 8—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2018 and December 31, 2017, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes payable—The carrying amount is a reasonable estimate of fair value of the notes payable because of floating interest rate terms and/or the outstanding balance is expected to be repaid within one year.

•	5 3/4% Senior Notes due April 15, 2019 —The 5 3/4% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	7% Senior Notes due August 15, 2022 —The 7% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	6% Senior Notes due September 1, 2023 —The 6% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	5 7/8 Senior Notes due January 31, 2025 —The 5 7/8% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

The following table excludes cash and cash equivalents, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$172,246	$172,246	$94,515	$94,515
5 3/4% Senior Notes due 2019	—	—	149,362	151,500
7% Senior Notes due 2022	346,924	359,625	346,740	362,250
6% Senior Notes due 2023	343,274	349,125	—	—
5 7/8% Senior Notes due 2025	439,903	436,500	439,567	459,000
ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Notes payable, and Level 2 to measure the fair value of its Senior notes. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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
Note 9—Related Party Transactions
In November 2017, the Company entered into a Purchase and Sale Agreement (the “Oceanside PSA”) with an entity (“Oceanside Seller”) managed by an affiliate of Paulson & Co., Inc. (“Paulson”), which provides for the purchase of certain real property from the Seller located in Oceanside, California for a proposed residential homebuilding development (the “St. Cloud Transaction”). The PSA provides for an overall purchase price of $22.8 million, including an aggregate deposit amount of $1.2 million (the “Deposit”), which Deposit was paid and became non-refundable in December 2017. The balance of the purchase price was paid in connection with closing of the St. Cloud Transaction in March 2018. WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, previously held over 5% of Parent’s outstanding Class A common stock, which stock was sold in its entirety in September 2017. One of the current members of Parent’s board of directors currently serves as Portfolio Manager for the Paulson Real Estate Funds, which are affiliates of Paulson, and is a Partner in Paulson. The Company believes that the St. Cloud Transaction was on terms no less favorable than it would have agreed to with unrelated third parties.

Note 10—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 18.3% and (37.7)% for the three months ended March 31, 2018 and 2017, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests and the overall favorable impact of the Tax Cuts and Job Act ("Tax Act") for the three months March 31, 2018, and noncontrolling interests and the domestic activities deduction for the three months ended March 31, 2017.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2018, the Company had no valuation allowance recorded.
At March 31, 2018, the Company had no remaining federal net operating loss carryforwards and $49.9 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of March 31, 2018, the Company had unused federal and state built-in losses of $48.5 million and $7.5 million, respectively. The five year testing period for built-in losses expired in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at March 31, 2018, which if not previously utilized are allowable as refundable credits under the Tax Cuts and Job Act through 2022.
In accordance with Securities & Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), based on the information available as of December 31, 2017, the Company recorded income tax expense of $23.1 million as a result of the Tax Act due to the reduction of the Company's deferred tax assets as a result of the lower tax rate. The Company has also recorded a provisional amount in relation to the treatment of AMT credits in its consolidated financial statements for the year ended December 31, 2017. The final impact of the Tax Act may differ from the provisional amount recorded at December 31, 2017, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. There were no significant changes to any of the provisional balances recorded at December 31, 2017 as a result of the Tax Act during the first three months of 2018.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2012 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2008 and forward. The Company is currently under examination by the Internal Revenue Service for the 2013 and 2014 tax years and a California examination is pending for the 2014 tax year.

Note 11—Income (Loss) Per Common Share
Basic and diluted income (loss) per common share for the three months ended March 31, 2018 and 2017 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Basic weighted average number of common shares outstanding	37,931,256	36,908,320
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,924,427	—
Diluted average shares outstanding	39,855,683	36,908,320
Net income (loss) available to common stockholders	$8,328	$(10,000)
Basic income (loss) per common share	$0.22	$(0.27)
Dilutive income (loss) per common share	$0.21	$(0.27)
Antidilutive securities not included in the calculation of diluted income (loss) per common share (weighted average):
Stock options, unvested common shares, and warrants	—	825,038
Tangible equity units	—	463,635
Unvested stock options	—	240,000
Warrants	—	1,907,551

Diluted loss per share for the three months ended March 31, 2017 is the same as basic loss per share as there is a net loss in the period and inclusion of potentially issuable shares is anti-dilutive. Therefore, the weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the above anti-dilutive shares.

Note 12—Stock Based Compensation
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
During the three months ended March 31, 2018, the Company granted 237,281 shares of time-based restricted stock and 426,075 shares of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three months ended March 31, 2018 and 2017 of $3.2 million and $1.7 million, respectively.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the three months ended March 31, 2018, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2018 fiscal year. Of the aforementioned awards, 373,432 of such Earned Shares vest in three equal annual installments on March 1st of each of 2019, 2020 and 2021, subject to each grantee’s continued service through each vesting date. The remaining 52,643 of such Earned Shares vest in three equal annual installments on each anniversary of the grant date, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of March 31, 2018, management determined that the currently available data was not sufficient to support that the achievement of the performance targets is probable, and as such, no compensation expense has been recognized for these awards to date.

Time-Based Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees and non-employee directors during the three months ended March 31, 2018, 116,484 of such shares vest in three equal annual installments on March 1st of each of 2019, 2020 and 2021, 4,767 of such shares vest in two equal annual installments on March 1st of each of 2019 and 2020, 26,321 of such shares vest in three equal annual installments on each anniversary of the grant date, 31,464 of such shares vest in two equal annual installments on each anniversary of the grant date, and 36,317 of such shares vest in one installment on the second anniversary of the grant date, in each case subject to each grantee’s continued service through each vesting date, and 21,928 of such shares vest in four equal quarterly installments on each three-month period beginning June 1st of 2018, subject to each grantee’s continued service on the board through each vesting date.

Note 13—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of March 31, 2018, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
The Company had outstanding performance and surety bonds of $239.0 million at March 31, 2018, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of March 31, 2018, the Company had $453.8 million of project commitments relating to the construction of projects.
See Note 7 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of March 31, 2018, the Company has made non-refundable deposits of $92.1 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $996.4 million as of March 31, 2018.

Land Banking Arrangements
The Company enters into purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, thereby minimizing the use of funds from the Company’s available cash or other corporate financing sources and limiting the Company’s risk, the Company transfers the Company’s right in such purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions and/or incur debt to finance the acquisition and development of the land. The entities grant the Company an option to acquire lots in staged takedowns. In consideration for this option, the Company makes a non-refundable deposit of 15% to 25% of the total purchase price. The Company is under no obligation to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to penalties if the lots were not purchased. The Company does not have legal title to these entities or their assets and has not guaranteed their liabilities. These land banking arrangements help the Company manage the financial and market risk associated with land holdings. As discussed above, with exception of the arrangement discussed below, these amounts are included in the total remaining purchase price mentioned above.
The Company participated in one land banking arrangement during the three months ended March 31, 2018, which was not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $282.2 million as of March 31, 2018, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s land banking arrangements is as follows as of the period presented (dollars in thousands):

March 31, 2018
Total number of land banking projects	1
Total number of lots	3,053
Total purchase price	$316,452
Balance of lots still under option and not purchased:
Number of lots	3,053
Purchase price	$316,452
Forfeited deposits if lots are not purchased	$34,283

Lease Obligations
Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $14.8 million as of March 31, 2018 and $14.5 million as of December 31, 2017. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Lease cost
Operating lease cost	$2,009	$959
Sublease income	(29)	(29)
Total lease cost	$1,980	$930

Other information
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,767	$873
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,696	$4,650
Weighted-average discount rate	6.4%	6.6%

	March 31, 2018	December 31, 2017
Weighted-average remaining lease term (in years)	3.34	3.58
The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2018 (in thousands).

Year Ending December 31,
Remaining in 2018	$6,093
2019	5,352
2020	4,031
2021	3,733
2022	2,476
Thereafter	1,992
Total	$23,677

Note 14—Subsequent Events
No events have occurred subsequent to March 31, 2018, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, Washington and Texas. The Company’s core markets include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, Seattle, Austin and San Antonio. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 103,000 homes. For the three months ended March 31, 2018 (the "2018 period"), the Company had revenues from homes sales of $372.4 million, a 44% increase from $258.9 million for the three months ended March 31, 2017 (the "2017 period"), which includes results from all seven reportable operating segments. The Company had net new home orders of 1,106 homes in the 2018 period, a 28% increase from 865 in the 2017 period, while the average number of sales locations increased 2% to 84 in the 2018 period from 82 in the 2017 period.
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
Results of Operations
In the three months ended March 31, 2018, the Company delivered 740 homes, with an ASP of approximately $503,200, and recognized home sales revenue of $372.4 million. The Company generated net income available to common shareholders of $8.3 million for the three months ended March 31, 2018, and income per share of $0.22. The Company continues to see positive trends in orders, price appreciation in many projects, and our average sales price of homes in backlog is approximately $515,200 as of March 31, 2018, which is 2% higher than the average sales price of homes closed for the three months ended March 31, 2018 of $503,200.
On March 9, 2018, the Company completed its acquisition of the residential homebuilding operations of RSI Communities and its affiliates, such operations being referred herein as "RSI Communities", which marked the beginning of the Texas operating segment, in addition to expanding the Company's footprint in the California operating segment. Financial data herein as of March 31, 2018, and for the three months ended March 31, 2018 include operations for these operating segments for the period from March 9, 2018 through March 31, 2018.
As of March 31, 2018, the Company was selling homes in 105 communities, including 29 communities added in conjunction with the acquisition of RSI Communities. We had a consolidated backlog of 1,460 homes sold but not closed, with an associated sales value of $752.1 million, representing a 33% increase in units, and a 19% increase in dollar value, as compared to the backlog at March 31, 2017.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 17.5% and 22.7%, respectively, for the three months ended March 31, 2018, as compared to 15.6% and 20.1%, respectively, for the three months ended March 31, 2017.
Comparisons of the Three Months Ended March 31, 2018 to March 31, 2017
Revenues from homes sales increased 44% to $372.4 million during the three months ended March 31, 2018, compared to $258.9 million during the three months ended March 31, 2017. The increase in revenue is primarily due to the 48% increase in the number of homes closed during the 2017 period. The number of net new home orders for the three months ended March 31, 2018 increased 28% to 1,106 homes from 865 homes for the three months ended March 31, 2017.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Number of Net New Home Orders
California	283	265	18	7%
Arizona	108	128	(20)	(16)%
Nevada	109	77	32	42%
Colorado	144	61	83	136%
Washington	179	152	27	18%
Oregon	209	182	27	15%
Texas	74	—	74	N/M
Total	1,106	865	241	28%
The 28% increase in net new homes orders is driven by an increase in monthly absorption to 4.4 sales per month from 3.5 in the prior year period, in addition to a 2% increase in average number of sales locations to 84 average locations in 2018, compared to 82 in the 2017 period, which is driven by the 29 communities added in conjunction with the acquisition of RSI Communities and opening of 11 new communities in the legacy operating segments.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	%
Cancellation Rates
California	8%	15%	(7)%
Arizona	15%	13%	2%
Nevada	19%	11%	8%
Colorado	9%	9%	—%
Washington	9%	10%	(1)%
Oregon	5%	13%	(8)%
Texas	9%	N/A	N/M
Overall	10%	12%	(2)%
Cancellation rates during the 2018 period decreased to 10% from 12% during the 2017 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Average Number of Sales Locations
California	22	24	(2)	(8)%
Arizona	6	9	(3)	(33)%
Nevada	12	11	1	9%
Colorado	15	11	4	36%
Washington	9	7	2	29%
Oregon	15	20	(5)	(25)%
Texas	5	—	5	N/M
Total	84	82	2	2%
The average number of sales locations for the Company increased to 84 locations for the three months ended March 31, 2018 compared to 82 for the three months ended March 31, 2017, driven by the 29 communities added in conjunction with the acquisition of RSI Communities. During the period, the Company opened 11 communities, while closing out 12 in the legacy operating segments.

	Three Months Ended March 31, 2018		Increase (Decrease)
	2018	2017
Quarterly Absorption Rates
California	12.9	11.0	1.9
Arizona	18.0	14.2	3.8
Nevada	9.1	7.0	2.1
Colorado	9.6	5.5	4.1
Washington	19.9	21.7	(1.8)
Oregon	13.9	9.1	4.8
Texas	14.8	—	14.8
Overall	13.2	10.5	2.7
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, increased for the three months ended March 31, 2018 to 13.2 sales per project from 10.5 in the 2017 period.

	March 31,		Increase (Decrease)
	2018	2017	Amount	%
Backlog (units)
California	388	368	20	5%
Arizona	164	238	(74)	(31)%
Nevada	121	88	33	38%
Colorado	223	98	125	128%
Washington	176	134	42	31%
Oregon	177	173	4	2%
Texas	211	—	211	N/M
Total	1,460	1,099	361	33%
The Company’s backlog at March 31, 2018 increased 33% to 1,460 units from 1,099 units at March 31, 2017. The increase is primarily attributable to an increase in net new home orders to 1,106 in the current period from 865 in the prior year, slightly offset by a higher backlog conversion rate of 80% in current period compared to 68% in the prior period.

	March 31,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$282,484	$296,406	$(13,922)	(5)%
Arizona	51,055	71,258	(20,203)	(28)%
Nevada	80,379	64,865	15,514	24%
Colorado	90,312	51,679	38,633	75%
Washington	115,375	80,619	34,756	43%
Oregon	76,433	69,413	7,020	10%
Texas	56,093	—	56,093	N/M
Total	$752,131	$634,240	$117,891	19%
The dollar amount of backlog of homes sold but not closed as of March 31, 2018 was $752.1 million, up 19% from $634.2 million as of March 31, 2017. The increase primarily reflects an increase in net new orders as described above, slightly offset by an 11% decrease in the average sales price of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.

In California, the dollar amount of backlog decreased 5% to $282.5 million as of March 31, 2018 from $296.4 million as of March 31, 2017. The decrease was slightly offset by a 5% increase in units in backlog, in addition to the increase in number of net new home orders for the 2017 period of 7% to 283 homes from 265 homes for the 2017 period.
In Arizona, the dollar amount of backlog decreased 28% to $51.1 million as of March 31, 2018 from $71.3 million as of March 31, 2017, which is primarily attributable to a 31% decrease in the number of homes in backlog to 164 at March 31, 2018, from 238 at March 31, 2017 due to stronger backlog conversion and a 12% increase in deliveries. This was partially offset by a 4% increase in the ASP of homes in backlog when compared with the prior period.
In Nevada, the dollar amount of backlog increased 24% to $80.4 million as of March 31, 2018 from $64.9 million as of March 31, 2017, attributable to a 38% increase in units in backlog, to 121 as of March 31, 2018 from 88 as of March 31, 2017, slightly offset by a 10% decrease in average sales price of homes in backlog to $664,300 as of March 31, 2018, from $737,100 as of March 31, 2017.
In Colorado, the dollar amount of backlog increased 75% to $90.3 million as of March 31, 2018 from $51.7 million as of March 31, 2017, which is attributable to a 128% increase in the number of units in backlog, to 223 units as of March 31, 2018, from 98 units as of March 31, 2017. This was slightly offset by a 23% decrease of the ASP of homes in backlog to $405,000 as of March 31, 2018 from $527,300 as of March 31, 2017. Previously, our backlog conversion rate in Colorado was negatively impacted by a manufactured product issue relating to fire rated I-joists, which was announced by the manufacturer at the beginning of the 2017 third quarter and impacted certain homes in backlog and/or under construction, and for which we have implemented a remediation program.
In Washington, the dollar amount of backlog increased 43% to $115.4 million as of March 31, 2018 from $80.6 million as of March 31, 2017, which is attributable to a 31% increase in the number of units in backlog, to 176 units as of March 31, 2018, from 134 units as of March 31, 2017. In addition, there was a 9% increase in the ASP of homes in backlog to $655,500 as of March 31, 2018 from $601,600 as of March 31, 2017.
In Oregon, the dollar amount of backlog increased 10% to $76.4 million as of March 31, 2018 from $69.4 million as of March 31, 2017, which is primarily attributable to a 8% increase in the ASP of homes in backlog to $431,800 in the 2018 period from $401,200 in the 2017 period and a 2% increase in the number of units in backlog, to 177 units as of March 31, 2018, from 173 units as of March 31, 2017.
In Texas, which is a new operating segment resulting from the acquisition of RSI Communities, the dollar amount of backlog was $56.1 million, with units in backlog of 211, for which there are no comparable amounts as of March 31, 2017.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Number of Homes Closed
California	210	121	89	74%
Arizona	105	94	11	12%
Nevada	74	48	26	54%
Colorado	93	38	55	145%
Washington	94	70	24	34%
Oregon	104	128	(24)	(19)%
Texas	60	—	60	N/M
Total	740	499	241	48%

During the three months ended March 31, 2018, the number of homes closed increased 48% to 740 from 499 in the 2017 period. The increase was primarily attributable to an increase in homes closed in every operating segment except Oregon, which was due to Oregon's lower community count, in addition to the new home deliveries resulting from the acquisition of RSI Communities.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$134,812	$81,967	$52,845	64%
Arizona	32,039	26,716	5,323	20%
Nevada	49,176	30,548	18,628	61%
Colorado	40,063	21,330	18,733	88%
Washington	54,668	43,474	11,194	26%
Oregon	46,853	54,819	(7,966)	(15)%
Texas	14,774	—	14,774	N/M
Total	$372,385	$258,854	$113,531	44%
The 44% increase in homebuilding revenue is driven by the 48% increase in homes closed discussed above, slightly offset by the 3% decrease in the average sales price of homes closed between the 2018 and 2017 periods, which is primarily driven by product and geographical mix, and was impacted by the lower price point from the new Texas operating segment.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Average Sales Price of Homes Closed
California	$642,000	$677,400	$(35,400)	(5)%
Arizona	305,100	284,200	20,900	7%
Nevada	664,500	636,400	28,100	4%
Colorado	430,800	561,300	(130,500)	(23)%
Washington	581,600	621,100	(39,500)	(6)%
Oregon	450,500	428,300	22,200	5%
Texas	246,200	—	246,200	N/M
Company Average	$503,200	$518,700	$(15,500)	(3)%

The average sales price of homes closed during the 2018 period decreased 3% primarily due to product and geographical mix, and was impacted by the lower price point from the new Texas operating segment.
Construction Services Revenue
Construction services revenue was $1.0 million for the three months ended March 31, 2018, which was attributable to one project in Washington.
Gross Margin
Homebuilding gross margins increased to 17.5% for the three months ended March 31, 2018 from 15.6% in the 2017 period, primarily driven by product and geographic mix for home deliveries, as well as new projects with closings above the previous Company averages. In addition, the increase is partially due to the Company's adoption of ASC 606, which resulted in the reclass of the amortization of capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements.
For the comparison of the three months ended March 31, 2018 and the three months ended March 31, 2017, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 22.7% for the 2018 period compared to 20.1% for the 2017 period. The increase was primarily a result of the increase in homebuilding gross margins described above coupled with the increase in the impact of interest in cost of sales.

Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with the Company's competitors, who also break out and adjust gross margins in a similar fashion. For comparative purposes, purchase accounting is the net adjustment in basis related to the RSI Acquisition, specifically recorded to the California and Texas operating divisions. In the comparative presentation below, purchase accounting amounts related to previous acquisitions have been excluded from both periods. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Home sales revenue	$372,385	$258,854
Cost of home sales	307,308	218,455
Homebuilding gross margin	65,077	40,399
Homebuilding gross margin percentage	17.5%	15.6%
Add: Interest in cost of sales	18,804	11,608
Add: Purchase accounting adjustments	735	—
Adjusted homebuilding gross margin	$84,616	$52,007
Adjusted homebuilding gross margin percentage	22.7%	20.1%
Sales and Marketing, General and Administrative

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
	(dollars in thousands)
Sales and Marketing	$22,693	$14,705	6.1%	5.7%
General and Administrative	24,521	18,946	6.6%	7.3%
Total Sales and Marketing & General and Administrative	$47,214	$33,651	12.7%	13.0%
Sales and marketing expense as a percentage of home sales revenue increased to 6.1% in the 2018 period compared to 5.7% in the 2017 period, primarily due to the adoption of ASC 606, which resulted in the reclass of the amortization of certain capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements. General and administrative expense increased to $24.5 million in the 2018 period, from $18.9 million in the 2017 period due to an increased headcount, but as a percentage of home sales revenues, general and administrative expense decreased to 6.6% in the 2018 period compared to 7.3% in the 2017 period.
Transaction Expenses
Transaction expenses relate entirely to one-time, non-recurring costs incurred in relation to the acquisition of RSI Communities on March 9, 2018.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures increased to $0.9 million for the three months ended March 31, 2018 from $0.2 million during the comparable 2017 period.
Other Items
Interest activity for the three months ended March 31, 2018 and March 31, 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest incurred	$19,258	$19,424
Less: Interest capitalized	19,258	19,424
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$31,489	$19,036
The increase in cash paid for interest for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to timing of payments on interest for the Company's Senior Notes. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the three months ended March 31, 2018 and 2017, the Company sold one land parcel that resulted in a negligible loss and one land parcel that resulted that did not result in any gain or loss, respectively.
Provision for (Benefit from) Income Taxes
During the three months ended March 31, 2018, the Company recorded a provision for income taxes of $2.8 million, for an effective tax rate of 18.3%. During the three months ended March 31, 2017, the Company recorded a benefit from income taxes of $5.6 million for an effective tax rate of (37.7)%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $4.3 million during the 2018 period, compared to $0.7 million during the 2017 period.
Net Income (Loss) Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the three months ended March 31, 2018 was $8.3 million, compared to net loss attributable to common stockholders for the three months ended March 31, 2017 was $10.0 million.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	March 31,		Increase (Decrease)
	2018	2017	Amount	%
Lots Owned
California	3,634	1,492	2,142	144%
Arizona	4,116	4,838	(722)	(15)%
Nevada	2,910	2,985	(75)	(3)%
Colorado	1,266	1,442	(176)	(12)%
Washington	1,377	1,225	152	12%
Oregon	2,226	1,422	804	57%
Texas	3,345	—	3,345	N/M
Total	18,874	13,404	5,470	41%
Lots Controlled (1)
California	1,985	1,084	901	83%
Arizona	651	—	651	N/M
Nevada	12	38	(26)	(68)%
Colorado	822	77	745	968%
Washington	793	1,108	(315)	(28)%
Oregon	1,910	1,929	(19)	(1)%
Texas	3,763	—	3,763	N/M
Total	9,936	4,236	5,700	135%
Total Lots Owned and Controlled	28,810	17,640	11,170	63%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 28,810 lots owned and controlled at March 31, 2018 from 17,640 lots at March 31, 2017, primarily due to the acquisition of RSI Communities. Certain lots included in lots owned in California and Texas are associated with a land banking transaction that is consolidated on the Company’s accompanying balance sheet in accordance with ASC 470, as further discussed below.

Financial Condition and Liquidity
The U.S. housing market has continued to improve from the cyclical low points of the early years of the last real estate cycle. Strong housing markets have been associated with a healthy domestic economy and positive demographic trends, including employment and population growth. The Company has experienced a strong selling season, with orders up 28%, demonstrating strong growth over 2017, against a backdrop of tight labor markets, fluctuating cycle times, weather challenges, and geo-political changes. Although the economy overall has seen an increase in interest rates, homebuyer demand remains strong against limited supply in all of our markets. As a result, the Company's absorption rates for the three months ended March 31, 2018 increased when compared to the 2017 period.
The Company benefits from a sizable and well-located lot supply, and as of March 31, 2018, the Company owned 18,874 lots, all of which are entitled, and had options to purchase an additional 9,936 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. Consistent with the entire homebuilding industry, during 2017 and into 2018, the Company experienced increased cycle times and cost increases in a number of its operating segments due to weather delays and availability of qualified trades. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of RSI Communities during 2018 and Polygon Northwest Homes during 2014.
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the three months ended March 31, 2018, the Company delivered 740 homes, and recognized home sales revenue of $372.4 million. During the three months ended March 31, 2018, the Company generated cash from operations of $98.0 million, which included investment in land acquisitions of $180.4 million, for net cash generated by operations of $278.4 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

Acquisition of RSI Communities
On March 9, 2018, the Company acquired the residential homebuilding operations of RSI Communities for an aggregate cash purchase price of $460.0 million, plus an additional approximately $15.2 million at closing pursuant to initial working capital adjustments (the “RSI Acquisition”), a portion of which remains subject to final adjustment pursuant to the terms of the Purchase Agreement. The Company financed the RSI Acquisition with a combination of proceeds from its issuance of $350 million in aggregate principal amount of 6.00% senior notes due 2023 and cash on hand including approximately $194.3 million of aggregate proceeds from a land banking arrangement with respect to land parcels located in California and Texas, each of which is entitled but undeveloped, and including parcels acquired in the RSI Acquisition.

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
During the three months ended March 31, 2018, Parent, through California Lyon, used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged as of March 31, 2018.

8 1/2% Senior Notes Due 2020
During the three months ended March 31, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2025, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of its 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the three months ended March 31, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.

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
As of March 31, 2018 the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.7 million and deferred loan costs of $3.8 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

6% Senior Notes Due 2023
On March 9, 2018, California Lyon completed its private placement with registration rights of 6.00% Senior Notes due 2023 (the "6.00% Notes"), in an aggregate principal amount of $350 million. The 6.00% Notes were issued at 100% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 6.00% Notes offering to (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million of the outstanding aggregate principal amount of the 5.75% Notes.
As of March 31, 2018, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $6.7 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5 7/8% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of March 31, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of March 31, 2018, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.1 million and deferred loan costs of $7.0 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2018.

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
On June 16, 2017, California Lyon, Parent and the lenders party thereto entered into a second amendment to the Second Amended Facility, which amended the maximum leverage ratio to extend the timing of the gradual step-downs, such that the leverage ratio remained at 62.5% through and including December 30, 2017, and decreased to 60% on the last day of the 2017 fiscal year and was scheduled to remain at 60% thereafter.
On March 9, 2018, California Lyon, Parent and the lenders party thereto entered into a third amendment to the Second Amended Facility, which temporarily increased the maximum leverage ratio, such that the leverage ratio remained at 60% through and including March 30, 2018, increased to 70% on March 31, 2018 through and including June 29, 2018, decreases to 65% on June 30, 2018 through and including December 30, 2018, and decreases to 60% on the last day of the 2018 fiscal year and will remain at 60% thereafter. The amendment did not revise any of our other financial covenants thereunder.
Borrowings under the Second Amended Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, are secured by a pledge of all equity interests held by such guarantors, and may be used for general corporate purposes. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. As of March 31, 2018, the commitment fee on the unused portion of the Second Facility accrues at an annual rate of 0.50%. As of March 31, 2018, the Company had $85.0 million outstanding against the Second Amended Facility at an effective rate of 4.88%, as well as a letter of credit for $11.0 million. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the Second Amended Facility.
The Second Amended Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $451.0 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 70% effective as of March 31, 2018 and is scheduled to decrease to 65% on June 30, 2018, and is scheduled to further decrease to 60% effective as of December 31, 2018, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the Second Amended Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The Company was in compliance with all covenants under the Second Amended Facility as of March 31, 2018. The following table summarizes these covenants pursuant to the Second Amended Facility, and our compliance with such covenants as of March 31, 2018:

	Covenant Requirements at		Actual at
Financial Covenant	March 31, 2018		March 31, 2018
Minimum Tangible Net Worth	$535.3	million	$741.9	million
Maximum Leverage Ratio	70.0%		63.0%
Interest Coverage Ratio; or (1)	1.50x		3.6x
Minimum Liquidity (1)	$73.6	million	$124.5	million

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
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the three months ended March 31, 2018, the Company paid approximately $180.4 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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

Seller Financing
During the three months ended March 31, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.

Notes Payable

    The Company and certain of its consolidated joint ventures have entered into notes payable agreements. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of March 31, 2018 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
July, 2017	$66.2	$36.9		February, 2021	4.81%	(5)
March, 2016	33.4	1.2	(4)	September, 2018	4.76%	(1)
January, 2016	35.0	29.0		February, 2019	5.13%	(2)
November, 2015	42.5	16.0	(4)	May, 2018	5.75%	(1)
November, 2014	7.0	1.4	(4)	May, 2018	5.25%	(3)
March, 2014	26.0	0.5		April, 2018	4.87%	(1)
	$143.9	$85.0
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
In addition to the above, the Company had $2.3 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of March 31, 2018.

Net Debt to Total Capital
The Company’s ratio of net debt to total capital (net of cash) was 59.5% and 49.6% as of March 31, 2018 and December 31, 2017, respectively. The ratio of net debt to total capital (net of cash) is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Notes payable and Senior Notes	$1,302,347	$1,030,184
Total equity	853,659	860,630
Total capital	$2,156,006	$1,890,814
Ratio of debt to total capital	60.4%	54.5%
Notes payable and Senior Notes	$1,302,347	$1,030,184
Less: Cash and cash equivalents	(50,473)	(182,710)
Net debt	1,251,874	847,474
Total equity	853,659	860,630
Total capital (net of cash)	$2,105,533	$1,708,104
Ratio of net debt to total capital (net of cash)	59.5%	49.6%
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
The Company participated in one land banking arrangement during the three months ended March 31, 2018 that was not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but was consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $282.2 million as of March 31, 2018, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s land banking arrangements is as follows as of the period presented (dollars in thousands):

March 31, 2018
Total number of land banking projects	1
Total number of lots	3,053
Total purchase price	$316,452
Balance of lots still under option and not purchased:
Number of lots	3,053
Purchase price	$316,452
Forfeited deposits if lots are not purchased	$34,283
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
Cash Flows—Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
For the three months ended March 31, 2018 and 2017, the comparison of cash flows is as follows:

•
Net cash provided by operating activities was $98.0 million in the 2018 period compared to net cash used in operating activities of $41.4 million in the 2017 period. The change was primarily a result of (i) net cash proceeds of $79.9 million from real estate inventory sales and purchases, including $194.1 million of net cash proceeds from a land banking arrangement, for which there is no comparable amount in the 2017 period and (ii) an increase in accounts payable of $20.7 million in the 2018 period compared to a decrease of $1.5 million in the 2017 period.

•
Net cash used in investing activities was $477.7 million in the 2018 period primarily due to the cash paid for the RSI acquisition of $475.2 million in the 2018 period, for which there is no comparable amount in the 2017 period.

•
Net cash provided by financing activities increased to $247.4 million in the 2018 period from $38.3 million in the 2017 period. The change was primarily the result of (i) proceeds of $350.0 million from the issuance of the 6% Senior Notes in the 2018 period, for which there is no comparable amount in the 2017 period, (ii) principal payments of the 8.5% Senior Notes of $425.0 million in the 2017 period for which there is no comparable amount in the 2018 period, and (iii) net proceeds from borrowings of $85.0 million against the revolving line of credit in the 2018 period, versus net borrowings of $28.0 million in the 2017 period, partially offset by (iv) proceeds from issuance of the 5.875% Senior Notes of $446.5 million in the 2017 period for which there is no comparable amount in the 2018 period, and (v) net noncontrolling interest distributions of $13.0 million in the 2018 period versus net distributions of $5.9 million in the 2017 period.

Based on capital market access and expected sales volume, the Company believes it has sufficient cash and sources of financing for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in unconsolidated entities. These arrangements are more fully described above and in Notes 3 and 13 of “Notes to Condensed Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 13 of “Notes to Condensed Consolidated Financial Statements.”
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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of March 31, 2018, which includes lots owned as of March 31, 2018, lots consolidated in accordance with certain accounting principles as of March 31, 2018, homes either closed or in backlog as of or for the period ended March 31, 2018, parcels of undeveloped land held for future sale, and lots controlled as of March 31, 2018. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2018 (2)	Backlog at March 31, 2018 (3) (4)	Lots Owned or Controlled as of March 31, 2018 (5)	Homes Closed for the Period Ended March 31, 2018	Estimated Sales Price Range (6)
California	6,899	1,280	388	5,619	210	$ 373,000 - 2,991,000
Arizona	4,766	1,063	164	4,767	105	$ 168,990 - 451,990
Nevada	2,458	785	121	2,922	74	$ 80,000 - 1,524,500
Colorado	2,746	658	223	2,088	93	$ 267,000 - 576,000
Washington	2,783	613	176	2,170	94	$ 284,990 - 1,329,990
Oregon	5,135	999	177	4,136	104	$ 194,990 - 779,990
Texas	6,986	60	211	7,108	60	$ 183,990 - 451,990
GRAND TOTALS	31,773	5,458	1,460	28,810	740

(1)
The estimated number of homes to be built at completion is approximate and includes home sites in our backlog. Such estimated amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes, and there can be no assurance that the Company will build these homes. Further, certain projects may include lots that the Company controls, and that are also reflected in "Lots Owned or Controlled as of March 31, 2018".

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of March 31, 2018, 1,034 represent homes that are completed or under construction.

(5)
Lots owned or controlled as of March 31, 2018 include lots in backlog at March 31, 2018 and projects with lots owned as of March 31, 2018 that are expected to open for sale and have an estimated year of first delivery of 2019 or later, as well as lots controlled as of March 31, 2018, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2018. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

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

Income Taxes
See Note 10 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; variable interest entities; and business combinations. Management believes that there have been no significant changes to these policies during the three months ended March 31, 2018, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at March 31, 2018 of $170.0 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the three months ended March 31, 2018 ranged between 4.50% and 4.75%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.7 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of March 31, 2018 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at March 31, 2018
	2018	2019	2020	2021	2022
Fixed rate debt	$2,291	$—	$—	$—	$350,000	$800,000	$1,152,291	$1,147,541
Interest rate	—	—	—	—	7.0%	5.875 - 6.0%
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2018. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of March 31, 2018, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of March 31, 2018, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Some statements in this Quarterly Report on Form 10-Q, including statements in the risk factors, constitute forward-looking statements. Please refer to the section titled, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS” included elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three month period ended March 31, 2018.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Approximate Dollar Value of Shares that may yet be Repurchased under the Stock Repurchase Program
January 31, 2018	—	N/A	—	—	$46,890,294
February 28, 2018	205,212	$24.35	—	205,212	41,894,418
March 31, 2018	185,606	$26.74	185,606	—	41,894,418
Total	390,818		185,606	205,212
(1) The Company repurchased 185,606 shares from certain employees to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended March 31, 2018. Such shares were not repurchased pursuant to a publicly announced plan or program.
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

2.1
Purchase and Sale Agreement, dated as of February 19, 2018, by and among William Lyon Homes, Inc., RSI Communities LLC, RS Equity Management LLC, the Class  B Sellers of RSI Communities LLC, and RS Equity Management LLC, as the sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed February 23, 2018).

2.2
Asset Purchase Agreement, dated as of February 19, 2018, by and between William Lyon Homes, Inc. and RG Onion Creek LLC (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed February 23, 2018).

2.3
Asset Purchase Agreement, dated as of February 19, 2018, by and between William Lyon Homes, Inc. and RSI Trails at Leander LLC (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed February 23, 2018).

2.4
Asset Purchase Agreement, dated as of February 19, 2018, by and between William Lyon Homes, Inc. and RSI Prado LLC (incorporated by reference to Exhibit 2.4 of the Company’s Form 8-K filed February 23, 2018).

4.1
Indenture, dated March 9, 2018, among California Lyon, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed March 15, 2018).

4.2	Form of 6.00% Senior Notes due 2023 (included in Exhibit 4.1).

4.3+
Third Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022.

4.4+
First Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 6.00% Senior Notes due 2023.

4.5+
First Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 5.875% Senior Notes due 2025.

10.1
Amendment No. 3, dated March 9, 2018, to the Second Amended and Restated Credit Agreement, dated July 1, 2016, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 15, 2018).

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: May 10, 2018	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

2.1
Purchase and Sale Agreement, dated as of February 19, 2018, by and among William Lyon Homes, Inc., RSI Communities LLC, RS Equity Management LLC, the Class  B Sellers of RSI Communities LLC, and RS Equity Management LLC, as the sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed February 23, 2018).

2.2
Asset Purchase Agreement, dated as of February 19, 2018, by and between William Lyon Homes, Inc. and RG Onion Creek LLC (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed February 23, 2018).

2.3
Asset Purchase Agreement, dated as of February 19, 2018, by and between William Lyon Homes, Inc. and RSI Trails at Leander LLC (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed February 23, 2018).

2.4
Asset Purchase Agreement, dated as of February 19, 2018, by and between William Lyon Homes, Inc. and RSI Prado LLC (incorporated by reference to Exhibit 2.4 of the Company’s Form 8-K filed February 23, 2018).

4.1
Indenture, dated March 9, 2018, among California Lyon, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed March 15, 2018).

4.2	Form of 6.00% Senior Notes due 2023 (included in Exhibit 4.1).

4.3+
Third Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022.

4.4+
First Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 6.00% Senior Notes due 2023.

4.5+
First Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 5.875% Senior Notes due 2025.

10.1
Amendment No. 3, dated March 9, 2018, to the Second Amended and Restated Credit Agreement, dated July 1, 2016, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 15, 2018).

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