Form 10-Q
period 2018-06-30
WILLIAM LYON HOMES
filed 2018-08-03
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2018
Common stock, Class A, par value $0.01	33,159,509
Common stock, Class B, par value $0.01	4,817,394

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: the Company’s ability to successfully integrate RSI Communities’ homebuilding operations with its existing operations; any adverse effect on the Company’s, or RSI Communities’, business operations following the acquisition; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; the availability and timing of mortgage financing; adverse weather conditions; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; increased costs as a result of government-imposed tariffs; increased supply in our markets; affordability pressures; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; government actions, policies, programs and regulations directed at or affecting the housing market (including the Tax Cuts and Jobs Act (the “Tax Cuts and Job Act”), the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities; defects in manufactured products or other homebuilding materials; changes in existing tax laws or enacted corporate income tax rates, including pursuant to the Tax Cuts and Job Act; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; restraints on foreign investment; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; changes in mortgage and other interest rates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$49,171	$182,710
Receivables	14,237	10,223
Escrow proceeds receivable	3,797	3,319
Real estate inventories — Note 6
Owned	2,331,568	1,699,850
Not owned	247,049	—
Investment in unconsolidated joint ventures — Note 4	5,695	7,867
Goodwill	118,877	66,902
Intangibles, net of accumulated amortization of $4,640 as of June 30, 2018 and December 31, 2017	6,700	6,700
Deferred income taxes	46,445	47,915
Lease right-of-use assets	16,818	14,454
Other assets, net	37,890	21,164
Total assets	$2,878,247	$2,061,104
LIABILITIES AND EQUITY
Accounts payable	$89,049	$58,799
Accrued expenses	122,410	111,491
Liabilities from inventories not owned — Note 13	247,049	—
Notes payable — Note 7:
Revolving credit facility	145,000	—
Seller financing	—	589
Construction notes payable	1,510	—
Joint venture notes payable	161,562	93,926
5 3/4% Senior Notes due April 15, 2019 — Note 7	—	149,362
7% Senior Notes due August 15, 2022 — Note 7	347,107	346,740
6% Senior Notes due September 1, 2023 — Note 7	343,354	—
5 7/8% Senior Notes due January 31, 2025 — Note 7	440,251	439,567
	1,897,292	1,200,474
Commitments and contingencies — Note 13
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 34,407,540 and 34,267,510 shares issued, 33,159,509 and 33,135,650 shares outstanding at June 30, 2018 and December 31, 2017, respectively	344	344
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 4,817,394 shares issued and outstanding at June 30, 2018 and December 31, 2017	48	48
Additional paid-in capital	448,656	454,286
Retained earnings	356,577	325,794
Total William Lyon Homes stockholders’ equity	805,625	780,472
Noncontrolling interests — Note 3	175,330	80,158
Total equity	980,955	860,630
Total liabilities and equity	$2,878,247	$2,061,104
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating revenue
Home sales — Note 1	$518,432	$422,633	$890,817	$681,487
Construction services — Note 1	1,020	59	2,003	59
	519,452	422,692	892,820	681,546
Operating costs
Cost of sales — homes	(425,572)	(353,057)	(732,880)	(571,512)
Construction services — Note 1	(959)	(6)	(1,942)	(6)
Sales and marketing	(28,848)	(21,284)	(51,541)	(35,989)
General and administrative	(28,507)	(19,550)	(53,028)	(38,496)
Transaction expenses	(777)	—	(3,907)	—
Other	(621)	(560)	(919)	(1,000)
	(485,284)	(394,457)	(844,217)	(647,003)
Operating income	34,168	28,235	48,603	34,543
Equity in income of unconsolidated joint ventures	533	1,213	1,465	1,462
Other income, net	311	8	346	353
Income before extinguishment of debt	35,012	29,456	50,414	36,358
Loss on extinguishment of debt	—	—	—	(21,828)
Income before provision for income taxes	35,012	29,456	50,414	14,530
Provision for income taxes — Note 10	(7,776)	(9,205)	(10,590)	(3,575)
Net income	27,236	20,251	39,824	10,955
Less: Net income attributable to noncontrolling interests	(4,781)	(1,297)	(9,041)	(2,001)
Net income available to common stockholders	$22,455	$18,954	$30,783	$8,954
Income per common share:
Basic	$0.59	$0.51	$0.81	$0.24
Diluted	$0.57	$0.49	$0.77	$0.23
Weighted average common shares outstanding:
Basic	38,017,211	37,051,967	37,974,471	36,980,540
Diluted	39,688,271	38,298,624	39,772,437	38,231,201
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2017	39,085	$392	$454,286	$325,794	$80,158	$860,630
Net income	—	—	—	30,783	9,041	39,824
Cash contributions from members of consolidated entities	—	—	—	—	120,102	120,102
Cash distributions to members of consolidated entities	—	—	—	—	(33,971)	(33,971)
Repurchases of common stock	(253)	(3)	(6,118)	—	—	(6,121)
Shares remitted to Company to satisfy employee tax obligations	(186)	(2)	(4,694)	—	—	(4,696)
Stock based compensation expense	579	5	5,182	—	—	5,187
Balance - June 30, 2018	39,225	$392	$448,656	$356,577	$175,330	$980,955
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating activities
Net income	$39,824	$10,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,972	891
Net change in deferred income taxes	1,470	471
Stock based compensation expense	5,187	3,215
Equity in earnings of unconsolidated joint ventures	(1,465)	(1,462)
Distributions from unconsolidated joint ventures	3,815	702
Loss on extinguishment of debt	—	21,828
Net changes in operating assets and liabilities:
Receivables	(2,441)	1,042
Escrow proceeds receivable	(478)	46
Real estate inventories	(198,518)	(92,306)
Other assets	(1,693)	(2,939)
Accounts payable	20,935	4,510
Accrued expenses	(558)	(13,765)
Net cash used in operating activities	(129,950)	(66,812)
Investing activities
Cash paid for acquisitions, net of cash acquired	(475,221)	—
Purchases of property and equipment	(6,183)	(234)
Net cash used in investing activities	(481,404)	(234)
Financing activities
Proceeds from borrowings on notes payable	120,739	49,478
Principal payments on notes payable	(53,898)	(53,143)
Redemption premium of 8.5% Senior Notes	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)
Principal payments on 5.75% Senior Notes	(150,000)	—
Proceeds from issuance of 5.875% Senior Notes	—	446,468
Proceeds from issuance of 6% Senior Notes	350,000	—
Proceeds from borrowings on Revolver	255,000	190,000
Payments on Revolver	(110,000)	(154,000)
Principal payments on subordinated amortizing notes	—	(3,737)
Payment of deferred loan costs	(9,340)	(9,666)
Shares remitted to, or withheld by the Company for employee tax withholding	(4,696)	(1,380)
Payments to repurchase common stock	(6,121)	—
Noncontrolling interest contributions	120,102	51,291
Noncontrolling interest distributions	(33,971)	(13,659)
Net cash provided by financing activities	477,815	57,007
Net decrease in cash and cash equivalents	(133,539)	(10,039)
Cash and cash equivalents — beginning of period	182,710	42,612
Cash and cash equivalents — end of period	$49,171	$32,573
Supplemental disclosures:
Cash paid during the period for income taxes	$21,298	$16,930
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,387	$5,058
Accrued deferred loan costs	$869	$—
Inventory reclassified to Other assets upon adoption of ASC 606	$5,365	$—
Non-cash additions to Real estate inventories - not owned and Liabilities from inventories not owned	$52,776	$—
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2018 and December 31, 2017 and revenues and expenses for the three and six month periods ended June 30, 2018 and 2017. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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

Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three months ended June 30, 2018, the Company had two land parcel sales that resulted in a negligible gain for the period then ended. During the six months ended June 30, 2018, the Company had three land parcel sales that resulted in a negligible loss for the period then ended. During the three months ended June 30, 2017, the Company had no land parcel sales and during the six months ended June 30, 2017, the Company had one land parcel sale to a third party that did not result in any gain or loss.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Warranty liability, beginning of period	$13,643	$14,173
Warranty provision during period (1)	3,913	3,954
Warranty payments, net of insurance recoveries during period	(6,121)	(6,006)
Warranty charges related to construction services projects	16	85
Warranty liability, end of period	$11,451	$12,206

(1)
In connection with the RSI Acquisition (see Note 2), the Company assumed warranty liability of $0.6 million for units closed prior to the RSI Acquisition date and for which has been included in this line item for purposes of this table.

Interest incurred under the Company’s debt obligations, as more fully discussed in Note 7, is capitalized to qualifying real estate projects under development. Interest activity for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest incurred	$22,808	$18,822	$42,066	$38,246
Less: Interest capitalized	22,808	18,822	42,066	38,246
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$1,611	$8,122	$33,101	$27,158
Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, receivables, and deposits. The Company typically places its cash and cash equivalents in investment grade short-

term instruments. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers. The Company is an issuer of, or subject to, financial instruments, including letters of credit, with off-balance sheet risk in the normal course of business which exposes it to credit risks. These off-balance sheet financial instruments are described in more detail in Note 13.
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2018 and December 31, 2017. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
ASC 606 replaced the guidance for costs incurred to sell real estate with new guidance codified under ASC 340-40, “Other Assets and Deferred Costs - Contracts with Customers”. The Company previously capitalized certain marketing costs related to model homes and sales offices within Real estate inventories in the balance sheet; however, effective January 1, 2018, the Company capitalized these costs within Other Assets. The method of amortization of these costs is the same under ASC 606 as per the previous guidance, resulting in no adjustment to the Company's retained earnings or equity for the comparative period. However, under ASC 606, amortization is included in Sales and marketing expense, whereas amortization was previously recorded in Cost of sales - homes in the statement of operations.
The adoption of ASC 606 did not have an impact on the amount or timing of the Company's homebuilding revenues. As of and for the three and six months ended June 30, 2018, the adoption of ASC 606 did not have a material impact on the Company's balance sheet, net income, stockholders' equity or statement of cash flows.

Note 2—Acquisition of RSI Communities
On March 9, 2018, the Company completed its acquisition of RSI Communities, a Southern California- and Texas-based homebuilder, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated February 19, 2018 among California Lyon, RSI Communities, RS Equity Management L.L.C., Class B Sellers of RSI Communities, and RS Equity Management L.L.C. as the sellers’ representative, and its acquisition of three additional related real estate assets (the “Legacy Assets”) pursuant to each of the separate asset purchase agreements with each of RG Onion Creek, LLC, RSI Trails at Leander LLC and RSI Prado LLC (collectively referred to herein as "RSI Communities"), for an aggregate cash purchase price of $460.0 million, and an additional approximately $15.2 million at closing pursuant to initial working capital adjustments, a portion of which remains subject to final adjustment in accordance with the terms of the Purchase Agreement (collectively, the "RSI Acquisition") . Part of the acquired entities specific to the Southern California region now operate under the Company’s existing California segment. The remaining acquired entities now operate as a new segment of the Company in Texas, with core markets of Austin and San Antonio.
The Company financed the RSI Acquisition with a combination of proceeds from its issuance of $350 million in aggregate principal amount of 6.00% senior notes due 2023, cash on hand, and approximately $194.3 million of aggregate proceeds from a land banking arrangement with respect to land parcels in various stages of development.
As a result of the RSI Acquisition, the entities comprising the business of RSI Communities became wholly-owned direct or indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the date of the RSI Acquisition. For the period from March 9, 2018 through June 30, 2018, home deliveries from RSI operations were 360 units. In addition, operating revenue and income before provision for income taxes for the same period were $111.5 million and $1.0 million, respectively.
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
475,221
As of June 30, 2018, the Company had not completed its final estimate of the fair value of the net assets of RSI Communities. As such, the estimates used as of June 30, 2018 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Assets Acquired
Real estate inventories	$436,578
Goodwill	51,975
Other	6,532
Total Assets	$495,085

Liabilities Assumed
Accounts payable	$9,315
Accrued expenses	8,244
Notes payable	2,305
Total liabilities	19,864
Net assets acquired	$475,221
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
The Company recorded $0.8 million and $3.1 million in acquisition related costs for the three and six months ended June 30, 2018, respectively, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three and six months ended June 30, 2018 and June 30, 2017 as if the RSI Acquisition, had been completed as of January 1, 2017 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating revenues	$519,452	$435,213	$933,255	$705,691
Net income available to common stockholders	$22,455	$18,038	$30,587	$7,727
Income per share - basic	$0.59	$0.49	$0.81	$0.21
Income per share - diluted	$0.57	$0.47	$0.77	$0.20
The unaudited pro forma operating results have been determined after adjusting the unaudited operating results of RSI Communities, excluding the Legacy Assets, but including acquisition costs, to reflect the estimated purchase accounting and other acquisition adjustments. The unaudited pro forma results presented above do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquired entity, the costs to combine the operations of the Company and the acquired entity or the costs necessary to achieve any of the foregoing cost savings, operating synergies or revenue enhancements. As such, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period or indicative of the results that will be attained in the future.
Note 3—Variable Interest Entities and Noncontrolling Interests
As of June 30, 2018 and December 31, 2017, the Company was party to twenty-one and thirteen joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of June 30, 2018 and December 31, 2017.
As of June 30, 2018, the assets of the consolidated VIEs totaled $464.5 million, of which $12.7 million was cash and cash equivalents and $448.7 million was owned real estate inventories. The liabilities of the consolidated VIEs totaled $209.4 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2017, the assets of the consolidated VIEs totaled $244.7 million, of which $10.7 million was cash and cash equivalents and $230.8 million was owned real estate inventories. The liabilities of the consolidated VIEs totaled $124.5 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 4—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues	$4,179	$5,073	$7,888	$8,462
Cost of sales	(3,009)	(3,045)	(4,927)	(5,155)
Income of unconsolidated joint ventures	$1,170	$2,028	$2,961	$3,307

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three and six months ended June 30, 2018, and 2017, the Company recorded income of $0.5 million and $1.5 million and $1.2 million and $1.5 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	June 30, 2018	December 31, 2017
Assets
Cash	$7,632	$12,802
Loans held for sale	21,411	17,106
Accounts receivable	578	2,791
Other assets	102	128
Total Assets	$29,723	$32,827

Liabilities and Equity
Accounts payable	$422	$779
Accrued expenses	979	1,532
Credit lines payable	20,261	18,312
Other liabilities	234	31
Members equity	7,827	12,173
Total Liabilities and Equity	$29,723	$32,827
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
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with ASC 280, prior to the acquisition of RSI Communities (see Note 2), the Company's homebuilding operations had been grouped into six operating segments. During the six months ended June 30, 2018, the Company added one additional operating segment, Texas as a result of the RSI Acquisition. As such, in accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into seven reportable segments:
California, consisting of operations in Orange, Los Angeles, San Diego, Alameda, Contra Costa, Santa Clara, Riverside and San Bernardino counties.
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating revenue:
California (1)	$174,453	$149,350	$309,265	$231,317
Arizona	38,764	52,372	70,803	79,088
Nevada	46,213	29,934	95,389	60,482
Colorado	62,437	31,008	102,500	52,338
Washington (1)	85,490	70,261	141,141	113,735
Oregon	66,221	89,767	113,074	144,586
Texas	45,874	—	60,648	—
Total operating revenue	$519,452	$422,692	$892,820	$681,546

(1) Operating revenue in the California and Washington segments include construction services revenue.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Income before provision for income taxes:
California	$13,773	$16,430	$25,192	$22,757
Arizona	4,873	5,416	7,360	7,714
Nevada	6,402	1,247	11,241	3,439
Colorado	5,617	1,254	8,781	1,550
Washington	11,238	3,771	15,749	4,085
Oregon	7,126	10,658	10,763	15,139
Texas	325	—	759	—
Corporate	(14,342)	(9,320)	(29,431)	(18,326)
Income before extinguishment of debt	$35,012	$29,456	$50,414	$36,358
Corporate - Loss on extinguishment of debt	—	—	—	(21,828)
Income before provision for income taxes	$35,012	$29,456	$50,414	$14,530

	June 30, 2018	December 31, 2017
Homebuilding assets:
California	$1,093,140	$631,649
Arizona	174,975	170,634
Nevada	204,563	211,202
Colorado	155,197	149,183
Washington	308,728	286,442
Oregon	384,012	288,981
Texas	331,150	—
Corporate (1)	226,482	323,013
Total homebuilding assets	$2,878,247	$2,061,104

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, lease right-of-use assets, and other assets.
Note 6—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Real estate inventories:
Land deposits	$95,741	$51,833
Land and land under development	1,210,955	904,410
Homes completed and under construction	930,943	646,198
Model homes	93,929	97,409
Total	$2,331,568	$1,699,850
Real estate inventories not owned (1):
Other land options contracts — land banking arrangement	$247,049	$—

(1)
Represents the consolidation of a land banking arrangement. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined that it is economically compelled to purchase the lots in the land banking arrangement and thus, has consolidated the assets and liabilities associated with this land bank. Amounts are net of deposits.

Note 7—Senior Notes, Secured, and Unsecured Indebtedness

Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Notes payable:
Revolving credit facility	$145,000	$—
Seller financing	—	589
Construction notes payable	1,510	—
Joint venture notes payable	161,562	93,926
Total notes payable	308,072	94,515

Senior notes:
5 3/4% Senior Notes due April 15, 2019	—	149,362
7% Senior Notes due August 15, 2022	347,107	346,740
6% Senior Notes due September 1, 2023	343,354	—
5 7/8% Senior Notes due January 31, 2025	440,251	439,567
Total senior notes	1,130,712	935,669

Total notes payable and senior notes	$1,438,784	$1,030,184

As of June 30, 2018, the maturities of the Notes payable, 7% Senior Notes, 6% Senior Notes, and 5 7/8% Senior Notes are as follows (in thousands):

Year Ending December 31,
Remaining in 2018	$2,729
2019	42,754
2020	3,678
2021	258,911
2022	350,000
Thereafter	800,000
$1,458,072
Maturities above exclude premium on the 7% Senior Notes of $0.7 million and discount on the 5 7/8% Senior Notes of $3.0 million, and deferred loan costs on the 7%, 6%, and 5 7/8% Senior Notes of $16.9 million as of June 30, 2018.
Notes Payable
Revolving Credit Facility
On May 21, 2018, California Lyon and Parent entered into a new credit agreement providing for an unsecured revolving credit facility of up to $325.0 million (the “New Facility”) with the lenders party thereto, which New Facility replaces the Company’s previous $170.0 million revolving credit facility, as described below. The New Facility will mature on May 21, 2021, unless terminated earlier pursuant to the terms of the New Facility. The New Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $500.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of June 30, 2018, further decreases to 60% effective as of December 31, 2018, and will remain at 60% thereafter, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of June 30, 2018.
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of June 30, 2018, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of June 30, 2018, the Company had $145.0 million outstanding against the New Facility at an effective rate of 5.1%, as well as a letter of credit for $8.4 million.
On July 1, 2016, California Lyon and Parent had entered into an amendment and restatement agreement pursuant to which its then existing credit agreement providing for a revolving credit facility was amended and restated in its entirety (the "Second Amended Facility"). As described above, the Second Amended Facility was replaced by the New Facility on May 21, 2018. Previously, the Second Amended Facility had amended and restated the Company’s previous $130.0 million revolving credit facility and had provided for total lending commitments of $145.0 million, which had been scheduled to terminate on January 14, 2019 based on certain conditions, prior to the execution of the New Facility. In addition, the Second Amended Facility previously had an uncommitted accordion feature under which the Company could have increased the total principal amount up to a maximum aggregate of $200.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. On November 28, 2017, California Lyon increased the size of the commitment under its Second Amended Facility by $25.0 million to an aggregate total of $170.0 million, through exercise of the facility’s accordion feature and entry into a new lender supplement as of such date.
Pursuant to the Second Amended Facility, the maximum leverage ratio was 65% from June 30, 2016 through and including December 30, 2016, decreased to 62.5% on the last day of the 2016 fiscal year, remained at 62.5% from
December 31, 2016 through and including June 29, 2017, and was scheduled to further decrease to 60% on the last day of the second quarter of 2017 and to remain at 60% thereafter. On June 16, 2017, California Lyon, Parent and the lenders party thereto had entered into a second amendment to the Second Amended Facility, which amended the maximum leverage ratio to extend the timing of the gradual step-downs, such that the leverage ratio remained at 62.5% through and including December 30, 2017, and decreased to 60% on the last day of the 2017 fiscal year and was scheduled to remain at 60% thereafter. On March 9, 2018, California Lyon, Parent and the lenders party thereto entered into a third amendment to the Second Amended Facility, which temporarily increased the maximum leverage ratio, such that the leverage ratio remained at 60% through and including March 30, 2018, and was scheduled to increase to 70% on March 31, 2018 through and including June 29, 2018.
The Second Amended Facility previously contained certain financial maintenance covenants. The Company was in compliance with all covenants under the Second Amended Facility through its date of termination and replacement with the New Facility on May 21, 2018.
Borrowings under the previous Second Amended Facility were required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, were secured by a pledge of all equity interests held by such guarantors, and may have been used for general corporate purposes. Interest rates on borrowings generally were based on either LIBOR or a base rate, plus the applicable spread. Through the date of termination of the Second Amended Facility, the commitment fee on the unused portion of the Second Amended Facility accrued at an annual rate of 0.50%. As of June 30, 2018, the Company had terminated the Second Amended Facility by entering into the New Facility. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the previous Second Amended Facility.
Seller Financing
During the six months ended June 30, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.
Notes Payable
The Company and certain of its consolidated joint ventures have entered into notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of June 30, 2018 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
May, 2018	$70.0	$68.3		May, 2021	4.98%	(5)
May, 2018	13.3	3.7		June, 2020	4.99%	(6)
July, 2017	66.2	45.6		February, 2021	5.13%	(5)
January, 2016	35.0	26.5		February, 2019	5.34%	(2)
November, 2015	42.5	16.2		May, 2019	6.00%	(1)
November, 2014	1.3	0.1	(4)	August, 2018	5.50%	(3)
March, 2014	4.0	1.2	(4)	October, 2018	5.07%	(1)
	$232.3	$161.6
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
(6) Loan bears interest at LIBOR +2.90%.

In addition to the above, the Company had $1.5 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of June 30, 2018.

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
During the six months ended June 30, 2018, Parent, through California Lyon, used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to June 30, 2018.

8 1/2% Senior Notes Due 2020

During the six months ended June 30, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2025, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the Company's 8.5% Senior Notes due 2020 (the "8.5% Notes"), pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the six months ended June 30, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.

7% Senior Notes Due 2022
On August 11, 2014, WLH PNW Finance Corp. (“Escrow Issuer”), completed its private placement with registration rights of 7.00% Senior Notes due 2022 (the “initial 7.00% Notes”), in an aggregate principal amount of $300 million. The initial 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the acquisition of Polygon Northwest Homes, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the initial 7.00% Notes and the related indenture by operation of law (the “Escrow Merger”). Following the Escrow Merger, California Lyon is the obligor under the initial 7.00% Notes. In January 2015, we exchanged 100% of the initial 7.00% Notes for notes that are freely transferable and registered under the Securities Act.
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
As of June 30, 2018, the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.7 million and deferred loan costs of $3.5 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of June 30, 2018, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $6.6 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of June 30, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of June 30, 2018, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.0 million and deferred loan costs of $6.7 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of June 30, 2018.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of June 30, 2018 and December 31, 2017; consolidating statements of operations for the three and six months ended June 30, 2018 and 2017; and consolidating statements of cash flows for the six month periods ended June 30, 2018 and 2017, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of June 30, 2018 and December 31, 2017, and for the three and six month periods ended June 30, 2018 and 2017.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of June 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$30,019	$6,092	$13,060	$—	$49,171
Receivables	—	7,229	3,708	3,300	—	14,237
Escrow proceeds receivable	—	—	3,797	—	—	3,797
Real estate inventories
Owned	—	807,335	1,065,942	458,291	—	2,331,568
Not owned	—	—	247,049	—	—	247,049
Investment in unconsolidated joint ventures	—	5,545	150	—	—	5,695
Goodwill	—	14,209	104,668	—	—	118,877
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	46,445	—	—	—	46,445
Lease right-of-use assets	—	16,818	—	—	—	16,818
Other assets, net	—	26,083	11,354	453	—	37,890
Investments in subsidiaries	805,625	22,370	(896,859)	—	68,864	—
Intercompany receivables	—	—	281,107	—	(281,107)	—
Total assets	$805,625	$976,053	$833,708	$475,104	$(212,243)	$2,878,247
LIABILITIES AND EQUITY
Accounts payable	$—	$55,935	$23,034	$10,080	$—	$89,049
Accrued expenses	—	95,339	26,964	107	—	122,410
Liabilities from inventories not owned	—	—	247,049	—	—	247,049
Notes payable	—	145,000	1,510	161,562	—	308,072
7% Senior Notes	—	347,107	—	—	—	347,107
6% Senior Notes	—	343,354	—	—	—	343,354
5 7/8% Senior Notes	—	440,251	—	—	—	440,251
Intercompany payables	—	175,452	—	105,655	(281,107)	—
Total liabilities	—	1,602,438	298,557	277,404	(281,107)	1,897,292
Equity
William Lyon Homes stockholders’ equity (deficit)	805,625	(626,385)	535,151	22,370	68,864	805,625
Noncontrolling interests	—	—	—	175,330	—	175,330
Total liabilities and equity	$805,625	$976,053	$833,708	$475,104	$(212,243)	$2,878,247

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$171,434	$156	$11,120	$—	$182,710
Receivables	—	4,647	2,252	3,324	—	10,223
Escrow proceeds receivable	—	1,594	1,725	—	—	3,319
Real estate inventories	—	831,007	630,384	238,459	—	1,699,850
Investment in unconsolidated joint ventures	—	7,717	150	—	—	7,867
Goodwill	—	14,209	52,693	—	—	66,902
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	47,915	—	—	—	47,915
Lease right-of-use assets	—	14,454	—	—	—	14,454
Other assets, net	—	18,167	2,504	493	—	21,164
Investments in subsidiaries	780,472	(16,544)	(494,201)	—	(269,727)	—
Intercompany receivables	—	—	269,831	—	(269,831)	—
Total assets	$780,472	$1,094,600	$472,194	$253,396	$(539,558)	$2,061,104
LIABILITIES AND EQUITY
Accounts payable	$—	$40,075	$13,007	$5,717	$—	$58,799
Accrued expenses	—	108,407	2,988	96	—	111,491
Notes payable	—	589	—	93,926	—	94,515
5 3/4% Senior Notes	—	149,362	—	—	—	149,362
7% Senior Notes	—	346,740	—	—	—	346,740
5 7/8% Senior Notes	—	439,567	—	—	—	439,567
Intercompany payables	—	179,788	—	90,043	(269,831)	—
Total liabilities	—	1,264,528	15,995	189,782	(269,831)	1,200,474
Equity
William Lyon Homes stockholders’ equity (deficit)	780,472	(169,928)	456,199	(16,544)	(269,727)	780,472
Noncontrolling interests	—	—	—	80,158	—	80,158
Total liabilities and equity	$780,472	$1,094,600	$472,194	$253,396	$(539,558)	$2,061,104

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$150,150	$316,052	$52,230	$—	$518,432
Construction services	—	—	1,020	—	—	1,020
Management fees	—	(1,629)	—	—	1,629	—
	—	148,521	317,072	52,230	1,629	519,452
Operating costs
Cost of sales	—	(117,283)	(264,132)	(42,528)	(1,629)	(425,572)
Construction services	—	—	(959)	—	—	(959)
Sales and marketing	—	(7,700)	(17,663)	(3,485)	—	(28,848)
General and administrative	—	(19,315)	(9,192)	—	—	(28,507)
Transaction expenses	—	(777)	—	—	—	(777)
Other	—	(680)	38	21	—	(621)
	—	(145,755)	(291,908)	(45,992)	(1,629)	(485,284)
Income from subsidiaries	22,455	5,515	—	—	(27,970)	—
Operating income	22,455	8,281	25,164	6,238	(27,970)	34,168
Equity in income from unconsolidated joint ventures	—	289	244	—	—	533
Other income (expense), net	—	712	(5)	(396)	—	311
Income before provision for income taxes	22,455	9,282	25,403	5,842	(27,970)	35,012
Provision for income taxes	—	(7,776)	—	—	—	(7,776)
Net income	22,455	1,506	25,403	5,842	(27,970)	27,236
Less: Net income attributable to noncontrolling interests	—	—	—	(4,781)	—	(4,781)
Net income available to common stockholders	$22,455	$1,506	$25,403	$1,061	$(27,970)	$22,455

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$285,323	$498,996	$106,498	$—	$890,817
Construction services	—	—	2,003	—	—	2,003
Management fees	—	(3,379)	—	—	3,379	—
	—	281,944	500,999	106,498	3,379	892,820
Operating costs
Cost of sales	—	(227,528)	(414,634)	(87,339)	(3,379)	(732,880)
Construction services	—	—	(1,942)	—	—	(1,942)
Sales and marketing	—	(16,083)	(28,446)	(7,012)	—	(51,541)
General and administrative	—	(37,868)	(15,158)	(2)	—	(53,028)
Transaction expenses	—	(3,907)	—	—	—	(3,907)
Other	—	(1,033)	84	30	—	(919)
	—	(286,419)	(460,096)	(94,323)	(3,379)	(844,217)
Income from subsidiaries	30,783	13,622	—	—	(44,405)	—
Operating income	30,783	9,147	40,903	12,175	(44,405)	48,603
Equity in income from unconsolidated joint ventures	—	964	501	—	—	1,465
Other income (expense), net	—	1,021	51	(726)	—	346
Income before provision for income taxes	30,783	11,132	41,455	11,449	(44,405)	50,414
Provision for income taxes	—	(10,590)	—	—	—	(10,590)
Net income	30,783	542	41,455	11,449	(44,405)	39,824
Less: Net income attributable to noncontrolling interests	—	—	—	(9,041)	—	(9,041)
Net income available to common stockholders	$30,783	$542	$41,455	$2,408	$(44,405)	$30,783

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$293,689	$317,795	$70,003	$—	$681,487
Construction services	—	59	—	—	—	59
Management fees	—	(1,602)	—	—	1,602	—
	—	292,146	317,795	70,003	1,602	681,546
Operating costs
Cost of sales	—	(243,028)	(264,553)	(62,329)	(1,602)	(571,512)
Construction services	—	(6)	—	—	—	(6)
Sales and marketing	—	(13,575)	(17,720)	(4,694)	—	(35,989)
General and administrative	—	(30,114)	(8,381)	(1)	—	(38,496)
Other	—	(1,151)	146	5	—	(1,000)
	—	(287,874)	(290,508)	(67,019)	(1,602)	(647,003)
Income from subsidiaries	8,954	7,166	—	—	(16,120)	—
Operating income	8,954	11,438	27,287	2,984	(16,120)	34,543
Equity in income from unconsolidated joint ventures	—	924	538	—	—	1,462
Other income (expense), net	—	1,025	(6)	(666)	—	353
Income before extinguishment of debt	8,954	13,387	27,819	2,318	(16,120)	36,358
Loss on extinguishment of debt	—	(21,828)	—	—	—	(21,828)
Income (loss) before benefit from income taxes	8,954	(8,441)	27,819	2,318	(16,120)	14,530
Provision for income taxes	—	(3,575)	—	—	—	(3,575)
Net income	8,954	(12,016)	27,819	2,318	(16,120)	10,955
Less: Net income attributable to noncontrolling interests	—	—	—	(2,001)	—	(2,001)
Net income (loss) available to common stockholders	$8,954	$(12,016)	$27,819	$317	$(16,120)	$8,954

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$5,630	$24,688	$57,426	$(203,957)	$(13,737)	$(129,950)
Investing activities
Cash paid for acquisitions, net of cash acquired	—	—	(475,221)	—	—	(475,221)
Purchases of property and equipment	—	(1,844)	(4,351)	12	—	(6,183)
Investments in subsidiaries	—	(33,399)	402,658	—	(369,259)	—
Net cash (used in) provided by investing activities	—	(35,243)	(76,914)	12	(369,259)	(481,404)
Financing activities
Proceeds from borrowings on notes payable	—	—	145	120,594	—	120,739
Principal payments on notes payable	—	—	(940)	(52,958)	—	(53,898)
Principal payments on 5.75% Senior Notes	—	(150,000)	—	—	—	(150,000)
Proceeds from issuance of 6.0% Senior Notes	—	350,000	—	—	—	350,000
Proceeds from borrowings on Revolver	—	255,000	—	—	—	255,000
Payments on Revolver	—	(110,000)	—	—	—	(110,000)
Payment of deferred loan costs	—	(9,340)	—	—	—	(9,340)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(4,696)	—	—	—	(4,696)
Payments to repurchase common stock	—	(6,121)	—	—	—	(6,121)
Noncontrolling interest contributions	—	—	—	120,102	—	120,102
Noncontrolling interest distributions	—	—	—	(33,971)	—	(33,971)
Advances to affiliates	—	—	37,497	36,506	(74,003)	—
Intercompany receivables/payables	(5,630)	(455,703)	(11,278)	15,612	456,999	—
Net cash (used in) provided by financing activities	(5,630)	(130,860)	25,424	205,885	382,996	477,815
Net (decrease) increase in cash and cash equivalents	—	(141,415)	5,936	1,940	—	(133,539)
Cash and cash equivalents - beginning of period	—	171,434	156	11,120	—	182,710
Cash and cash equivalents - end of period	$—	$30,019	$6,092	$13,060	$—	$49,171

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(1,835)	$(31,965)	$26,508	$(61,355)	$1,835	$(66,812)
Investing activities
Purchases of property and equipment	—	(173)	10	(71)	—	(234)
Investments in subsidiaries	—	(6,537)	(24,140)	—	30,677	—
Net cash (used in) provided by investing activities	—	(6,710)	(24,130)	(71)	30,677	(234)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	49,478	—	49,478
Principal payments on notes payable	—	—	—	(53,143)	—	(53,143)
Redemption premium of 8.5% Senior Notes	—	(19,645)	—	—	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)	—	—	—	(425,000)
Proceeds from issuance of 5.875% Senior Notes	—	446,468	—	—	—	446,468
Proceeds from borrowings on Revolver	—	190,000	—	—	—	190,000
Payments on revolver	—	(154,000)	—	—	—	(154,000)
Principal payments on subordinated amortizing notes	—	(3,737)	—	—	—	(3,737)
Payment of deferred loan costs	—	(9,666)	—	—	—	(9,666)
Shares remitted to, or withheld by Company for employee tax withholding	—	(1,380)	—	—	—	(1,380)
Noncontrolling interest contributions	—	—	—	51,291	—	51,291
Noncontrolling interest distributions	—	—	—	(13,659)	—	(13,659)
Advances to affiliates	—	—	(17,823)	13,550	4,273	—
Intercompany receivables/payables	1,835	7,774	15,314	11,862	(36,785)	—
Net cash provided by (used in) financing activities	1,835	30,814	(2,509)	59,379	(32,512)	57,007
Net decrease in cash and cash equivalents	—	(7,861)	(131)	(2,047)	—	(10,039)
Cash and cash equivalents - beginning of period	—	36,204	272	6,136	—	42,612
Cash and cash equivalents - end of period	$—	$28,343	$141	$4,089	$—	$32,573

Note 8—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2018 and December 31, 2017, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$308,072	$308,072	$94,515	$94,515
5 3/4% Senior Notes due 2019	—	—	149,362	151,500
7% Senior Notes due 2022	347,107	355,705	346,740	362,250
6% Senior Notes due 2023	343,354	343,875	—	—
5 7/8% Senior Notes due 2025	440,251	423,000	439,567	459,000
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
Note 9—Related Party Transactions
In November 2017, the Company entered into a Purchase and Sale Agreement (the “Oceanside PSA”) with an entity (“Oceanside Seller”) managed by an affiliate of Paulson & Co., Inc. (“Paulson”), which provides for the purchase of certain real property from the Seller located in Oceanside, California for a proposed residential homebuilding development (the “St. Cloud Transaction”). The PSA provides for an overall purchase price of $22.8 million, including an aggregate deposit amount of $1.2 million (the “Deposit”), which Deposit was paid and became non-refundable in December 2017. The balance of the purchase price was paid in connection with closing of the St. Cloud Transaction in March 2018. WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, previously held over 5% of Parent’s outstanding Class A common stock, which stock was sold in its entirety in September 2017. One of the former members of Parent’s board of directors, whose term on the board expired as of May 24, 2018, had served as Portfolio Manager for the Paulson Real Estate Funds, which are affiliates of Paulson, and is a Partner in Paulson. The Company believes that the St. Cloud Transaction was on terms no less favorable than it would have agreed to with unrelated third parties.

Note 10—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 22.2% and 21.0% and 31.3% and 24.6% for the three and six months ended June 30, 2018 and 2017, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests for the three and six months June 30, 2018, and noncontrolling interests and the domestic activities deduction for the three and six months ended June 30, 2017.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2018, the Company had no valuation allowance recorded.
At June 30, 2018, the Company had no remaining federal net operating loss carryforwards and $49.9 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of June 30, 2018, the Company had unused federal and state built-in losses of $48.5 million and $7.5 million, respectively. The five year testing period for built-in losses expired in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at June 30, 2018, which if not previously utilized are allowable as refundable credits under the Tax Cuts and Job Act through 2022.
In accordance with Securities & Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), based on the information available as of December 31, 2017, the Company recorded income tax expense of $23.1 million as a result of the Tax Cuts and Job Act ("Tax Act") due to the reduction of the Company's deferred tax assets as a result of the lower tax rate.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2012 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2008 and forward. The Company is currently under examination by the Internal Revenue Service for the 2013 and 2014 tax years and under examination by California for the 2014 tax year.

Note 11—Income Per Common Share
Basic and diluted income per common share for the three and six months ended June 30, 2018 and 2017 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Basic weighted average number of common shares outstanding	38,017,211	37,051,967	37,974,471	36,980,540
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,671,060	1,246,657	1,797,966	1,250,661
Diluted average shares outstanding	39,688,271	38,298,624	39,772,437	38,231,201
Net income available to common stockholders	$22,455	$18,954	$30,783	$8,954
Basic income per common share	$0.59	$0.51	$0.81	$0.24
Dilutive income per common share	$0.57	$0.49	$0.77	$0.23
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Tangible equity units	—	894,930	—	894,930
Unvested stock options	—	240,000	—	240,000

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
During the three and six months ended June 30, 2018, the Company granted 4,292 and 241,573 shares of time-based restricted stock, respectively. During the three and six months ended June 30, 2018, the Company granted no shares and 426,075 shares, respectively, of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and six months ended June 30, 2018 and 2017 of $2.0 million and $5.2 million and $1.5 million and $3.2 million, respectively.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the six months ended June 30, 2018, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2018 fiscal year. Of the aforementioned awards, 373,432 of such Earned Shares vest in three equal annual installments on March 1st of each of 2019, 2020 and 2021, subject to each grantee’s continued service through each vesting date. The remaining 52,643 of such Earned Shares vest in three equal annual installments on each anniversary of the grant date, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of June 30, 2018, management determined that the currently available data was not sufficient to support that the achievement of the performance targets is probable, and as such, no compensation expense has been recognized for these awards to date.

Time-Based Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees and non-employee directors during the three and six months ended June 30, 2018, 116,484 of such shares vest in three equal annual installments on March 1st of each of 2019, 2020 and 2021, 4,767 of such shares vest in two equal annual installments on March 1st of each of 2019 and 2020, 26,321 of such shares vest in three equal annual installments on each anniversary of the grant date, 35,756 of such shares vest in two equal annual installments on each anniversary of the grant date, and 36,317 of such shares vest in one installment on the second anniversary of the grant date, in each case subject to each grantee’s continued service through each vesting date, and 21,928 of such shares vest in four equal quarterly installments on each three-month period beginning June 1st of 2018, subject to each grantee’s continued service on the board through each vesting date.

Note 13—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of June 30, 2018, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
The Company had outstanding performance and surety bonds of $266.0 million at June 30, 2018, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of June 30, 2018, the Company had $474.7 million of project commitments relating to the construction of projects.
See Note 7 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of June 30, 2018, the Company has made non-refundable deposits of $95.7 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $936.2 million as of June 30, 2018.

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
The Company participated in one land banking arrangement during the six months ended June 30, 2018, which was not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $247.0 million as of June 30, 2018, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

June 30, 2018
Total number of land banking projects consolidated	1
Total number of lots	3,181
Total purchase price	$316,452
Balance of lots still under option and not purchased:
Number of lots	2,864
Purchase price	$284,165
Forfeited deposits if lots are not purchased	$37,116

Lease Obligations
Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $16.8 million as of June 30, 2018 and $14.5 million as of December 31, 2017. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Lease cost
Operating lease cost	$2,044	$1,718	$4,053	$2,713
Sublease income	(29)	(29)	(58)	(58)
Total lease cost	$2,015	$1,689	$3,995	$2,655

Other information
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,779	$1,371	$3,546	$2,258
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,691	$410	$5,387	$5,058
Weighted-average discount rate	6.5%	6.6%	6.5%	6.6%

	June 30, 2018	December 31, 2017
Weighted-average remaining lease term (in years)	4.08	3.58
The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2018 (in thousands).

Year Ending December 31,
Remaining in 2018	$4,014
2019	5,756
2020	4,779
2021	4,464
2022	3,191
Thereafter	3,871
Total	$26,075

Note 14—Subsequent Events
No events have occurred subsequent to June 30, 2018, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, Washington and Texas. The Company’s core markets include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, Seattle, Austin and San Antonio. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 104,000 homes. For the six months ended June 30, 2018 (the "2018 period"), the Company had revenues from homes sales of $890.8 million, a 31% increase from $681.5 million for the six months ended June 30, 2017 (the "2017 period"), which includes results from all seven reportable operating segments. The Company had net new home orders of 2,376 homes in the 2018 period, a 26% increase from 1,882 in the 2017 period, while the average number of sales locations increased 11% to 94 in the 2018 period from 85 in the 2017 period.
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
Results of Operations
In the six months ended June 30, 2018, the Company delivered 1,822 homes, with an average sales price ("ASP") of approximately $488,900, and recognized home sales revenue of $890.8 million. The Company generated net income available to common shareholders of $30.8 million for the six months ended June 30, 2018, and income per share of $0.81. The Company continues to see positive trends in orders, price appreciation in many projects, and our average sales price of homes in backlog is approximately $526,500 as of June 30, 2018, which is 8% higher than the average sales price of homes closed for the six months ended June 30, 2018 of $488,900.
On March 9, 2018, the Company completed its acquisition of the residential homebuilding operations of RSI Communities and its affiliates, such operations being referred herein as "RSI Communities", which marked the beginning of the Texas operating segment, in addition to expanding the Company's footprint in the California operating segment. Financial data herein as of June 30, 2018, and for the three and six months ended June 30, 2018 include operations for these operating segments for the period from April 1, 2018 through June 30, 2018 and March 9, 2018 (date of acquisition) through June 30, 2018, respectively.
As of June 30, 2018, the Company was selling homes in 110 communities, including 34 communities added in conjunction with the acquisition of RSI Communities. We had a consolidated backlog of 1,648 homes sold but not closed, with an associated sales value of $867.7 million, representing a 28% increase in units, and a 15% increase in dollar value, as compared to the backlog at June 30, 2017.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 17.7% and 23.0%, respectively, for the six months ended June 30, 2018, as compared to 16.1% and 20.9%, respectively, for the six months ended June 30, 2017.
Comparisons of the Three Months Ended June 30, 2018 to June 30, 2017
Revenues from homes sales increased 23% to $518.4 million during the three months ended June 30, 2018, compared to $422.6 million during the three months ended June 30, 2017. The increase in revenue is primarily due to the 30% increase in the number of homes closed during the 2017 period. The number of net new home orders for the three months ended June 30, 2018 increased 25% to 1,270 homes from 1,017 homes for the three months ended June 30, 2017.

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Number of Net New Home Orders
California	337	280	57	20%
Arizona	118	149	(31)	(21)%
Nevada	115	93	22	24%
Colorado	160	86	74	86%
Washington	136	164	(28)	(17)%
Oregon	199	245	(46)	(19)%
Texas	205	N/A	N/M	N/M
Total	1,270	1,017	253	25%
The 25% increase in net new homes orders is driven by a 22% increase in average number of sales locations to 107 average locations in 2018, compared to 88 in the 2017 period, which is driven by the 34 communities added in conjunction with the acquisition of RSI Communities and opening of 7 new communities in the legacy operating segments, less any projects that closed out. In addition, the increase was also a result of an increase in monthly absorption to 4.0 sales per month from 3.9 in the prior year period.

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	%
Cancellation Rates
California	14%	15%	(1)%
Arizona	6%	6%	—%
Nevada	20%	15%	5%
Colorado	9%	10%	(1)%
Washington	6%	17%	(11)%
Oregon	10%	14%	(4)%
Texas	17%	N/A	N/M
Overall	12%	14%	(2)%
Cancellation rates during the 2018 period decreased to 12% from 14% during the 2017 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Average Number of Sales Locations
California	28	23	5	22%
Arizona	6	8	(2)	(25)%
Nevada	14	14	—	—%
Colorado	15	15	—	—%
Washington	10	10	—	—%
Oregon	14	18	(4)	(22)%
Texas	20	N/A	N/M	N/M
Total	107	88	19	22%
The average number of sales locations for the Company increased to 107 locations for the three months ended June 30, 2018 compared to 88 for the three months ended June 30, 2017, driven by the 34 communities added in conjunction with the acquisition of RSI Communities. During the period, the Company opened 7 communities, while closing out 7 in the legacy operating segments.

	Three Months Ended June 30, 2018		Increase (Decrease)
	2018	2017
Quarterly Absorption Rates
California	12.0	12.2	(0.2)
Arizona	19.7	18.6	1.1
Nevada	8.2	6.6	1.6
Colorado	10.7	5.7	5.0
Washington	13.6	16.4	(2.8)
Oregon	14.2	13.6	0.6
Texas	10.3	N/A	N/M
Overall	11.9	11.6	0.3
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, increased for the three months ended June 30, 2018 to 11.9 sales per project from 11.6 in the 2017 period. The Colorado segment has experienced increased absorption due to product offerings at price points below the local median home price.

	June 30,		Increase (Decrease)
	2018	2017	Amount	%
Backlog (units)
California	457	432	25	6%
Arizona	159	206	(47)	(23)%
Nevada	145	128	17	13%
Colorado	238	126	112	89%
Washington	174	192	(18)	(9)%
Oregon	236	201	35	17%
Texas	239	N/A	N/M	N/M
Total	1,648	1,285	363	28%
The Company’s backlog at June 30, 2018 increased 28% to 1,648 units from 1,285 units at June 30, 2017. The increase is primarily attributable to an increase in net new home orders to 1,270 in the current period from 1,017 in the prior year.

	June 30,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$346,687	$345,604	$1,083	—%
Arizona	50,048	63,435	(13,387)	(21)%
Nevada	95,759	84,348	11,411	14%
Colorado	99,531	59,266	40,265	68%
Washington	118,863	115,018	3,845	3%
Oregon	92,270	87,652	4,618	5%
Texas	64,503	N/A	N/M	N/M
Total	$867,661	$755,323	$112,338	15%
The dollar amount of backlog of homes sold but not closed as of June 30, 2018 was $867.7 million, up 15% from $755.3 million as of June 30, 2017. The increase primarily reflects an increase in net new orders as described above, slightly offset by a 10% decrease in the average sales price of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog remained relatively consistent at $346.7 million as of June 30, 2018 and $345.6 million as of June 30, 2017. This was due to the offset of the 6% increase in units in backlog by the decrease in ASP of homes in backlog for the 2017 period of 5% to $758,600 from $800,000 for the 2017 period.
In Arizona, the dollar amount of backlog decreased 21% to $50.0 million as of June 30, 2018 from $63.4 million as of June 30, 2017, which is primarily attributable to a 23% decrease in the number of homes in backlog to 159 at June 30, 2018, from 206 at June 30, 2017 due to a 21% decrease in new home orders. This was partially offset by a 2% increase in the ASP of homes in backlog when compared with the prior period.
In Nevada, the dollar amount of backlog increased 14% to $95.8 million as of June 30, 2018 from $84.3 million as of June 30, 2017, primarily attributable to a 13% increase in units in backlog, to 145 as of June 30, 2018 from 128 as of June 30, 2017.
In Colorado, the dollar amount of backlog increased 68% to $99.5 million as of June 30, 2018 from $59.3 million as of June 30, 2017, which is attributable to an 89% increase in the number of units in backlog, to 238 units as of June 30, 2018, from 126 units as of June 30, 2017. This was slightly offset by an 11% decrease of the ASP of homes in backlog to $418,200 as of June 30, 2018 from $470,400 as of June 30, 2017.
In Washington, the dollar amount of backlog increased 3% to $118.9 million as of June 30, 2018 from $115.0 million as of June 30, 2017, which is attributable to a 14% increase in the ASP of homes in backlog to $683,100 as of June 30, 2018 from $599,100 as of June 30, 2017, largely offset by a 9% decrease in the number of units in backlog, to 174 units as of June 30, 2018, from 192 units as of June 30, 2017.
In Oregon, the dollar amount of backlog increased 5% to $92.3 million as of June 30, 2018 from $87.7 million as of June 30, 2017, which is primarily attributable to a 17% increase in the number of units in backlog, to 236 units as of June 30, 2018, from 201 units as of June 30, 2017, partially offset by a 10% decrease in the ASP of homes in backlog to $391,000 in the 2018 period from $436,100 in the 2017 period.
In Texas, which is a new operating segment resulting from the acquisition of RSI Communities, the dollar amount of backlog was $64.5 million, with units in backlog of 239, for which there are no comparable amounts as of June 30, 2017.

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Number of Homes Closed
California	268	216	52	24%
Arizona	123	181	(58)	(32)%
Nevada	91	53	38	72%
Colorado	145	58	87	150%
Washington	138	106	32	30%
Oregon	140	217	(77)	(35)%
Texas	177	N/A	N/M	N/M
Total	1,082	831	251	30%

During the three months ended June 30, 2018, the number of homes closed increased 30% to 1,082 from 831 in the 2017 period. The increase was primarily attributable to an increase in homes closed in every operating segment except Arizona and Oregon, which were due to their lower community count, in addition to the new home deliveries resulting from the acquisition of RSI Communities.

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$174,453	$149,291	$25,162	17%
Arizona	38,764	52,372	(13,608)	(26)%
Nevada	46,213	29,934	16,279	54%
Colorado	62,437	31,008	31,429	101%
Washington	84,470	70,261	14,209	20%
Oregon	66,221	89,767	(23,546)	(26)%
Texas	45,874	N/A	N/M	N/M
Total	$518,432	$422,633	$95,799	23%
The 23% increase in homebuilding revenue is driven by the 30% increase in homes closed discussed above, slightly offset by the 6% decrease in the average sales price of homes closed between the 2018 and 2017 periods, which is primarily driven by product and geographical mix, and was impacted by the lower price point from the new Texas operating segment, which is below the Company average.

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Average Sales Price of Homes Closed
California	$650,900	$691,200	$(40,300)	(6)%
Arizona	315,200	289,300	25,900	9%
Nevada	507,800	564,800	(57,000)	(10)%
Colorado	430,600	534,600	(104,000)	(19)%
Washington	612,100	662,800	(50,700)	(8)%
Oregon	473,000	413,700	59,300	14%
Texas	259,200	N/A	N/M	N/M
Company Average	$479,100	$508,600	$(29,500)	(6)%

The average sales price of homes closed during the 2018 period decreased 6% primarily due to product and geographical mix, and was impacted by the lower price point from the new Texas operating segment.
Construction Services Revenue
Construction services revenue was $1.0 million for the three months ended June 30, 2018, which was attributable to one project in Washington.
Gross Margin
Homebuilding gross margins increased to 17.9% for the three months ended June 30, 2018 from 16.5% in the 2017 period, primarily driven by product and geographic mix for home deliveries, as well as new projects with closings above the previous Company averages. In addition, the increase is partially due to the Company's adoption of ASC 606, which resulted in the reclass of the amortization of capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements.
For the comparison of the three months ended June 30, 2018 and the three months ended June 30, 2017, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 23.3% for the 2018 period compared to 21.4% for the 2017 period. The increase was primarily a result of the increase in homebuilding gross margins described above coupled with the increase in the impact of interest in cost of sales.

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

	Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Home sales revenue	$518,432	$422,633
Cost of home sales	425,572	353,057
Homebuilding gross margin	92,860	69,576
Homebuilding gross margin percentage	17.9%	16.5%
Add: Interest in cost of sales	22,329	20,689
Add: Purchase accounting adjustments	5,385	—
Adjusted homebuilding gross margin	$120,574	$90,265
Adjusted homebuilding gross margin percentage	23.3%	21.4%
Sales and Marketing, General and Administrative

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
	(dollars in thousands)
Sales and Marketing	$28,848	$21,284	5.6%	5.0%
General and Administrative	28,507	19,550	5.5%	4.6%
Total Sales and Marketing & General and Administrative	$57,355	$40,834	11.1%	9.7%
Sales and marketing expense as a percentage of home sales revenue increased to 5.6% in the 2018 period compared to 5.0% in the 2017 period, primarily due to the adoption of ASC 606, which resulted in the reclass of the amortization of certain capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements. General and administrative expense increased to 5.5% in the 2018 period compared to 4.6% in the 2017 period due to an increased headcount as a result of the RSI acquisition.
Transaction Expenses
Transaction expenses relate entirely to one-time, non-recurring costs incurred in relation to the acquisition of RSI Communities on March 9, 2018.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased to $0.5 million for the three months ended June 30, 2018 from $1.2 million during the comparable 2017 period.
Other Items
Interest activity for the three months ended June 30, 2018 and June 30, 2017 is as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Interest incurred	$22,808	$18,822
Less: Interest capitalized	22,808	18,822
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$1,611	$8,122
The decrease in cash paid for interest for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due to timing of payments on interest for the Company's Senior Notes. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the three months ended June 30, 2018, the Company had two land parcel sales that resulted in a negligible gain.
Provision for Income Taxes
During the three months ended June 30, 2018, the Company recorded a provision for income taxes of $7.8 million, for an effective tax rate of 22.2%. During the three months ended June 30, 2017, the Company recorded a provision for income taxes of $9.2 million for an effective tax rate of 31.3%. The decrease in the Company's effective tax rate is due to the overall favorable impact of the Tax Cuts and Job Act ("Tax Act").

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $4.8 million during the 2018 period, compared to $1.3 million during the 2017 period.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the three months ended June 30, 2018 was $22.5 million, compared to net income available to common stockholders for the three months ended June 30, 2017 was $19.0 million.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2018	2017	Amount	%
Lots Owned
California	3,921	1,653	2,268	137%
Arizona	3,993	4,660	(667)	(14)%
Nevada	2,822	2,941	(119)	(4)%
Colorado	1,130	1,415	(285)	(20)%
Washington	1,327	1,303	24	2%
Oregon	2,623	1,449	1,174	81%
Texas	3,398	—	3,398	N/M
Total	19,214	13,421	5,793	43%
Lots Controlled (1)
California	2,022	1,141	881	77%
Arizona	651	—	651	N/M
Nevada	3	420	(417)	(99)%
Colorado	1,197	192	1,005	523%
Washington	1,334	973	361	37%
Oregon	1,456	2,386	(930)	(39)%
Texas	3,629	—	3,629	N/M
Total	10,292	5,112	5,180	101%
Total Lots Owned and Controlled	29,506	18,533	10,973	59%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 29,506 lots owned and controlled at June 30, 2018 from 18,533 lots at June 30, 2017, primarily due to the acquisition of RSI Communities. Certain lots included in lots owned in California and Texas are associated with a land banking transaction that is consolidated on the Company’s accompanying balance sheet in accordance with ASC 470, as further discussed below.
Comparisons of the Six Months Ended June 30, 2018 to June 30, 2017
Revenues from homes sales increased 31% to $890.8 million during the six months ended June 30, 2018, compared to $681.5 million during the six months ended June 30, 2017. The increase in revenue is primarily due to the 37% increase in the number of homes closed during the 2018 period. The number of net new home orders for the six months ended June 30, 2018 increased 26% to 2,376 homes from 1,882 homes for the six months ended June 30, 2017.

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Number of Net New Home Orders
California	620	545	75	14%
Arizona	226	277	(51)	(18)%
Nevada	224	170	54	32%
Colorado	304	147	157	107%
Washington	315	316	(1)	—%
Oregon	408	427	(19)	(4)%
Texas	279	N/A	N/M	N/M
Total	2,376	1,882	494	26%
The 26% increase in net new homes orders is driven by an 11% increase in average number of sales locations to 94 average locations in 2018, compared to 85 in the 2017 period, which is driven by the 34 communities added in conjunction with the acquisition of RSI Communities and opening of 18 new communities in the legacy operating segments, less any projects that closed out.

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	%
Cancellation Rates
California	12%	15%	(3)%
Arizona	10%	9%	1%
Nevada	19%	14%	5%
Colorado	9%	10%	(1)%
Washington	8%	14%	(6)%
Oregon	8%	14%	(6)%
Texas	15%	N/A	N/M
Overall	11%	13%	(2)%
Cancellation rates during the 2018 period decreased to 11% from 13% during the 2017 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Average Number of Sales Locations
California	24	24	—	—%
Arizona	6	8	(2)	(25)%
Nevada	13	12	1	8%
Colorado	15	13	2	15%
Washington	9	9	—	—%
Oregon	14	19	(5)	(26)%
Texas	13	N/A	N/M	N/M
Total	94	85	9	11%
The average number of sales locations for the Company increased to 94 locations for the six months ended June 30, 2018 compared to 85 for the six months ended June 30, 2017, driven by the 34 communities added in conjunction with the acquisition of RSI Communities. During the period, the Company opened 18 communities, while closing out 19 in the legacy operating segments.

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017
Quarterly Absorption Rates
California	12.9	11.4	1.5
Arizona	18.8	17.3	1.5
Nevada	8.6	7.1	1.5
Colorado	10.1	5.7	4.4
Washington	17.5	17.6	(0.1)
Oregon	14.6	11.2	3.4
Texas	10.7	N/A	N/M
Overall	12.6	11.1	1.5
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, increased for the six months ended June 30, 2018 to 12.6 sales per project from 11.1 in the 2017 period. The Colorado segment has experienced increased absorption due to product offerings at price points below the local median home price.

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Number of Homes Closed
California	478	337	141	42%
Arizona	228	275	(47)	(17)%
Nevada	165	101	64	63%
Colorado	238	96	142	148%
Washington	232	176	56	32%
Oregon	244	345	(101)	(29)%
Texas	237	N/A	N/M	N/M
Total	1,822	1,330	492	37%

During the six months ended June 30, 2018, the number of homes closed increased 37% to 1,822 from 1,330 in the 2017 period. The increase was primarily attributable to higher backlog conversion in California and higher absorption in Colorado, in addition to the new home deliveries resulting from the acquisition of RSI Communities.

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$309,265	$231,258	$78,007	34%
Arizona	70,803	79,088	(8,285)	(10)%
Nevada	95,389	60,482	34,907	58%
Colorado	102,500	52,338	50,162	96%
Washington	139,138	113,735	25,403	22%
Oregon	113,074	144,586	(31,512)	(22)%
Texas	60,648	N/A	N/M	N/M
Total	$890,817	$681,487	$209,330	31%
The 31% increase in homebuilding revenue is driven by the 37% increase in homes closed discussed above, slightly offset by the 5% decrease in the average sales price of homes closed between the 2018 and 2017 periods, which is primarily driven by product and geographical mix, and was impacted by the lower price point from the new Texas operating segment, which is below the Company average.

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Average Sales Price of Homes Closed
California	$647,000	$686,200	$(39,200)	(6)%
Arizona	310,500	287,600	22,900	8%
Nevada	578,100	598,800	(20,700)	(3)%
Colorado	430,700	545,200	(114,500)	(21)%
Washington	599,700	646,200	(46,500)	(7)%
Oregon	463,400	419,100	44,300	11%
Texas	255,900	N/A	N/M	N/M
Company Average	$488,900	$512,400	$(23,500)	(5)%

The average sales price of homes closed during the 2018 period decreased 5% primarily due to product and geographical mix, and was impacted by the lower price point from the new Texas operating segment.
Construction Services Revenue
Construction services revenue was $2.0 million for the six months ended June 30, 2018, which was attributable to one project in Washington.
Gross Margin
Homebuilding gross margins increased to 17.7% for the six months ended June 30, 2018 from 16.1% in the 2017 period, primarily driven by product and geographic mix for home deliveries, as well as new projects with closings above the previous Company averages. In addition, the increase is partially due to the Company's adoption of ASC 606, which resulted in the reclass of the amortization of capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements.
For the comparison of the six months ended June 30, 2018 and the six months ended June 30, 2017, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 23.0% for the 2018 period compared to 20.9% for the 2017 period. The increase was primarily a result of the increase in homebuilding gross margins described above coupled with the increase in the impact of interest in cost of sales.
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

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Home sales revenue	$890,817	$681,487
Cost of home sales	(732,880)	(571,512)
Homebuilding gross margin	157,937	109,975
Homebuilding gross margin percentage	17.7%	16.1%
Add: Interest in cost of sales	41,133	32,297
Add: Purchase accounting adjustments	6,120	—
Adjusted homebuilding gross margin	$205,190	$142,272
Adjusted homebuilding gross margin percentage	23.0%	20.9%
Sales and Marketing, General and Administrative

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
	(dollars in thousands)
Sales and Marketing	$51,541	$35,989	5.7%	5.3%
General and Administrative	53,028	38,496	6.0%	5.6%
Total Sales and Marketing & General and Administrative	$104,569	$74,485	11.7%	10.9%
Sales and marketing expense as a percentage of home sales revenue increased to 5.7% in the 2018 period compared to 5.3% in the 2017 period, primarily due to the adoption of ASC 606, which resulted in the reclass of the amortization of certain capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements. General and administrative expense increased to 6.0% in the 2018 period compared to 5.6% in the 2017 period due to an increased headcount as a result of the RSI acquisition.
Transaction Expenses
Transaction expenses relate entirely to one-time, non-recurring costs incurred in relation to the acquisition of RSI Communities on March 9, 2018.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures remained relatively consistent at $1.5 million for the six months ended June 30, 2018 and $1.5 million during the comparable 2017 period.
Other Items
Interest activity for the six months ended June 30, 2018 and June 30, 2017 is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Interest incurred	$42,066	$38,246
Less: Interest capitalized	42,066	38,246
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$33,101	$27,158
The increase in cash paid for interest for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to timing of payments on interest for the Company's Senior Notes. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the six months ended June 30, 2018 and 2017, the Company had three land parcel sales that resulted in a negligible loss and one land parcel sale to a third party that did not result in any gain or loss, respectively.
Provision for Income Taxes
During the six months ended June 30, 2018, the Company recorded a provision for income taxes of $10.6 million, for an effective tax rate of 21.0%. During the six months ended June 30, 2017, the Company recorded a provision for income taxes of $3.6 million for an effective tax rate of 24.6%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $9.0 million during the 2018 period, compared to $2.0 million during the 2017 period.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders was $30.8 million for the six months ended June 30, 2018, compared to $9.0 million for the six months ended June 30, 2017.

Financial Condition and Liquidity
The U.S. housing market has continued to improve from the cyclical low points of the early years of the last real estate cycle. Strong housing markets have been associated with a healthy domestic economy and positive demographic trends, including employment and population growth. The Company has experienced a strong selling season, with orders up 26%, demonstrating strong growth over 2017, against a backdrop of tight labor markets, fluctuating cycle times, weather challenges, and geo-political changes. Although the economy overall has seen an increase in interest rates, homebuyer demand remains strong against relatively limited supply in all of our markets. As a result, the Company's absorption rates for the six months ended June 30, 2018 increased when compared to the 2017 period.
The Company benefits from a sizable and well-located lot supply, and as of June 30, 2018, the Company owned 19,214 lots, all of which are entitled, and had options to purchase an additional 10,292 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. Consistent with the entire homebuilding industry, during 2017 and into 2018, the Company experienced increased cycle times and cost increases in a number of its operating segments due to weather delays and availability of qualified trades. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
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
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the six months ended June 30, 2018, the Company delivered 1,822 homes, and recognized home sales revenue of $890.8 million. During the six months ended June 30, 2018, the Company used cash in operations of $130.0 million, which included investment in land acquisitions of $300.5 million, for net cash generated by operations of $170.5 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

Acquisition of RSI Communities
On March 9, 2018, the Company acquired the residential homebuilding operations of RSI Communities for an aggregate cash purchase price of $460.0 million, plus an additional approximately $15.2 million at closing pursuant to initial working capital adjustments, a portion of which remains subject to final adjustment pursuant to the terms of the Purchase Agreement. The Company financed the RSI Acquisition with a combination of proceeds from its issuance of $350 million in aggregate principal amount of 6.00% senior notes due 2023 and cash on hand including approximately $194.3 million of aggregate proceeds from a land banking arrangement with respect to land parcels located in California and Texas, including parcels acquired in the RSI Acquisition.

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
During the six months ended June 30, 2018, Parent, through California Lyon, used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to June 30, 2018.

8 1/2% Senior Notes Due 2020
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

7 % Senior Notes due 2022
On August 11, 2014, WLH PNW Finance Corp. (“Escrow Issuer”), completed its offering of 7.00% Senior Notes due 2022 (the “initial 7.00% Notes”), in an aggregate principal amount of $300 million. The initial 7.00% Notes were issued at 100% of their aggregate principal amount. On August 12, 2014, in connection with the consummation of the acquisition of Polygon Northwest Homes, Escrow Issuer merged with and into California Lyon, and California Lyon assumed the obligations of the Escrow Issuer under the initial 7.00% Notes and the related indenture by operation of law (the “Escrow Merger”). Following the Escrow Merger, California Lyon is the obligor under the initial 7.00% Notes. In January 2015, we exchanged 100% of the initial 7.00% Notes for notes that are freely transferable and registered under the Securities Act.
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
As of June 30, 2018, the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.7 million and deferred loan costs of $3.5 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of June 30, 2018, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $6.6 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5 7/8% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of June 30, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of June 30, 2018, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $3.0 million and deferred loan costs of $6.7 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2018.

Revolving Credit Facility
On May 21, 2018, California Lyon and Parent entered into a new credit agreement providing for an unsecured revolving credit facility of up to $325.0 million (the “New Facility”) with the lenders party thereto, which New Facility replaces the Company’s previous $170.0 million revolving credit facility, as described below. The New Facility will mature on May 21, 2021, unless terminated earlier pursuant to the terms of the New Facility. The New Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $500.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit.
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of June 30, 2018, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of June 30, 2018, the Company had $145.0 million outstanding against the New Facility at an effective rate of 5.1%, as well as a letter of credit for $8.4 million. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the previous Second Amended Facility.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% on June 30, 2018, and further decrease to 60% effective as of December 31, 2018, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio

(EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of June 30, 2018. The following table summarizes these covenants pursuant to the New Facility, and our compliance with such covenants as of June 30, 2018:

	Covenant Requirements at		Actual at
Financial Covenant	June 30, 2018		June 30, 2018
Minimum Tangible Net Worth	$606.6	million	$866.4	million
Maximum Leverage Ratio	65.0%		61.8%
Interest Coverage Ratio; or (1)	1.5		3.5
Minimum Liquidity (1)	$77.5	million	$220.8	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the six months ended June 30, 2018, the Company paid approximately $300.5 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
The New Facility contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants, including those financial covenants identified above; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events.
The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit, if we are unable to amend the New Facility, secure a waiver of the default from the lenders or otherwise cure the default. Further, acceleration of the New Facility borrowings may result in the acceleration of other debt to which a cross-acceleration or cross-default provision applies, including but not limited to our senior notes as described above to the extent the acceleration is above certain threshold amounts, and the triggering default is not cured or waived or any acceleration rescinded, as well as certain notes payable.
In addition, if a change in control (as defined in the New Facility) occurs, the lenders may terminate the commitments under the New Facility and require that the Company repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit.
The Company believes it has access to alternate sources of funding to pay off resulting obligations or replace funding under the New Facility should there be a likelihood of, or anticipated, breach of any covenants, including cash generated from operations and opportunistic land sales. In addition, the Company has capacity under the restrictive covenants of its senior notes indentures to incur additional indebtedness which it can do through access to the debt capital markets, and the Company believes it can also raise equity in the capital markets.

Seller Financing
During the six months ended June 30, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.

Notes Payable

    The Company and certain of its consolidated joint ventures have entered into notes payable agreements. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of June 30, 2018 (in millions):

Issuance Date	Facility Size	Outstanding		Maturity	Current Rate
May, 2018	$70.0	$68.3		May, 2021	4.98%	(5)
May, 2018	13.3	3.7		June, 2020	4.99%	(6)
July, 2017	66.2	45.6		February, 2021	5.13%	(5)
January, 2016	35.0	26.5		February, 2019	5.34%	(2)
November, 2015	42.5	16.2		May, 2019	6.00%	(1)
November, 2014	1.3	0.1	(4)	August, 2018	5.50%	(3)
March, 2014	4.0	1.2	(4)	October, 2018	5.07%	(1)
	$232.3	$161.6
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
(6) Loan bears interest at LIBOR +2.90%.
In addition to the above, the Company had $1.5 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of June 30, 2018.

Net Debt to Total Capital
The Company’s ratio of net debt to total capital (net of cash) was 58.6% and 49.6% as of June 30, 2018 and December 31, 2017, respectively. The ratio of net debt to total capital (net of cash) is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Notes payable and Senior Notes	$1,438,784	$1,030,184
Total equity	980,955	860,630
Total capital	$2,419,739	$1,890,814
Ratio of debt to total capital	59.5%	54.5%
Notes payable and Senior Notes	$1,438,784	$1,030,184
Less: Cash and cash equivalents	(49,171)	(182,710)
Net debt	1,389,613	847,474
Total equity	980,955	860,630
Total capital (net of cash)	$2,370,568	$1,708,104
Ratio of net debt to total capital (net of cash)	58.6%	49.6%
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
The Company participated in one land banking arrangement during the six months ended June 30, 2018 that was not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but was consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $247.0 million as of June 30, 2018, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

June 30, 2018
Total number of land banking projects consolidated	1
Total number of lots	3,181
Total purchase price	$316,452
Balance of lots still under option and not purchased:
Number of lots	2,864
Purchase price	$284,165
Forfeited deposits if lots are not purchased	$37,116
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
Cash Flows—Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
For the six months ended June 30, 2018 and 2017, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $130.0 million in the 2018 period compared to $66.8 million in the 2017 period. The change was primarily a result of (i) a net increase in spending on real estate inventories-owned of $198.5 million, net of $194.1 million of cash proceeds from a land banking arrangement, compared to $92.3 million in the 2017 period, partially offset by (ii) an increase in accounts payable of $20.9 million in the 2018 period compared to $4.5 million in the 2017 period due to timing of payments, and (iii) a decrease in accrued expenses of $0.6 million in the 2018 period compared to $13.8 million in the 2017 period.

•
Net cash used in investing activities was $481.4 million in the 2018 period primarily due to the cash paid for the RSI acquisition of $475.2 million in the 2018 period, for which there is no comparable amount in the 2017 period.

•
Net cash provided by financing activities increased to $477.8 million in the 2018 period from $57.0 million in the 2017 period. The change was primarily the result of (i) proceeds of $350.0 million from the issuance of the 6% Senior Notes in the 2018 period, for which there is no comparable amount in the 2017 period, (ii) principal payments of the 8.5% Senior Notes of $425.0 million in the 2017 period for which there is no comparable amount in the 2018 period, (iii) net proceeds from borrowings of $145.0 million against the revolving line of credit in the 2018 period, versus net borrowings of $36.0 million in the 2017 period, and (iv) net noncontrolling interest contributions of $86.1 million in the 2018 period compared to $37.6 million in the 2017 period, partially offset by (v) proceeds from the issuance of the 5.875% Senior Notes of $446.5 million in the 2017 period, for which there is no comparable amount in the 2018 period and (vi) payments to repurchase common stock of $6.1 million in the 2018 period, for which there is no comparable amount in the 2017 period.

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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of June 30, 2018, which includes lots owned as of June 30, 2018, lots consolidated in accordance with certain accounting principles as of June 30, 2018, homes either closed or in backlog as of or for the period ended June 30, 2018, parcels of undeveloped land held for future sale, and lots controlled as of June 30, 2018. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2018 (2)	Backlog at June 30, 2018 (3) (4)	Lots Owned or Controlled as of June 30, 2018 (5)	Homes Closed for the Six Months Ended June 30, 2018	Estimated Sales Price Range (6)
California	7,491	1,548	457	5,943	478	$ 298,000 - 2,991,000
Arizona	4,874	1,186	159	4,644	228	$ 168,990 - 468,990
Nevada	2,458	882	145	2,825	165	$ 181,500 - 1,552,500
Colorado	3,130	803	238	2,327	238	$ 269,000 - 584,000
Washington	3,412	751	174	2,661	232	$ 284,990 - 1,329,990
Oregon	5,218	1,139	236	4,079	244	$ 194,990 - 779,990
Texas	7,082	237	239	7,027	237	$ 190,990 - 452,990
GRAND TOTALS	33,665	6,546	1,648	29,506	1,822

(1)
The estimated number of homes to be built at completion is approximate and includes home sites in our backlog. Such estimated amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes, and there can be no assurance that the Company will build these homes. Further, certain projects may include lots that the Company controls, and that are also reflected in "Lots Owned or Controlled as of June 30, 2018".

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of June 30, 2018, 1,186 represent homes that are completed or under construction.

(5)
Lots owned or controlled as of June 30, 2018 include lots in backlog at June 30, 2018 and projects with lots owned as of June 30, 2018 that are expected to open for sale and have an estimated year of first delivery of 2019 or later, as well as lots controlled as of June 30, 2018, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2018. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

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
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; variable interest entities; and business combinations. Management believes that there have been no significant changes to these policies during the six months ended June 30, 2018, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at June 30, 2018 of $306.6 million where the interest rate is variable based upon certain bank reference or prime rates. The prime rate during the six months ended June 30, 2018 ranged between 4.50% and 5.00%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $3.1 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of June 30, 2018 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at June 30, 2018
	2018	2019	2020	2021	2022
Fixed rate debt	$1,510	$—	$—	$—	$350,000	$800,000	$1,151,510	$1,124,090
Interest rate	—	—	—	—	7.0%	5.875 - 6.0%
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2018. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of June 30, 2018, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of June 30, 2018, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three month period ended June 30, 2018.

Month Ended	Average Price Paid Per Share	Total Number of Shares Purchased under the Stock Repurchase Program (1)	Approximate Dollar Value of Shares that may yet be Repurchased under the Stock Repurchase Program
April 30, 2018	N/A	—	$41,894,418
May 31, 2018	N/A	—	41,894,418
June 30, 2018	$23.31	48,179	40,771,343
Total		48,179
(1) As announced on February 22, 2017, the Board of Directors of the Company has approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $50 million of the Company's Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

10.1
Credit Agreement, dated May 21, 2018, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, each subsidiary of the Borrower party thereto, The Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 25, 2018).

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: August 3, 2018	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

10.1
Credit Agreement, dated May 21, 2018, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, each subsidiary of the Borrower party thereto, The Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 25, 2018).

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