Form 10-Q
period 2018-09-30
WILLIAM LYON HOMES
filed 2018-11-05
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2018
Common stock, Class A, par value $0.01	32,937,737
Common stock, Class B, par value $0.01	4,817,394

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: changes in mortgage and other interest rates; affordability pressures; the Company’s ability to successfully integrate RSI Communities’ homebuilding operations with its existing operations; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; adverse weather conditions; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; increased costs as a result of government-imposed tariffs; increased supply in our markets; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; government actions, policies, programs and regulations directed at or affecting the housing market (including the Tax Cuts and Jobs Act (the “Tax Cuts and Job Act”), the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities; defects in manufactured products or other homebuilding materials; changes in existing tax laws or enacted corporate income tax rates, including pursuant to the Tax Cuts and Job Act; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; restraints on foreign investment; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability and timing of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$50,782	$182,710
Receivables	10,561	10,223
Escrow proceeds receivable	370	3,319
Real estate inventories — Note 6
Owned	2,437,450	1,699,850
Not owned	209,819	—
Investment in unconsolidated joint ventures — Note 4	5,109	7,867
Goodwill	118,877	66,902
Intangibles, net of accumulated amortization of $4,640 as of September 30, 2018 and December 31, 2017	6,700	6,700
Deferred income taxes	48,279	47,915
Lease right-of-use assets	15,353	14,454
Other assets, net	40,748	21,164
Total assets	$2,944,048	$2,061,104
LIABILITIES AND EQUITY
Accounts payable	$94,904	$58,799
Accrued expenses	125,249	111,491
Liabilities from inventories not owned — Note 13	209,819	—
Notes payable — Note 7:
Revolving credit facility	220,000	—
Seller financing	—	589
Construction notes payable	1,426	—
Joint venture notes payable	163,385	93,926
5 3/4% Senior Notes due April 15, 2019 — Note 7	—	149,362
7% Senior Notes due August 15, 2022 — Note 7	347,273	346,740
6% Senior Notes due September 1, 2023 — Note 7	343,568	—
5 7/8% Senior Notes due January 31, 2025 — Note 7	440,597	439,567
	1,946,221	1,200,474
Commitments and contingencies — Note 13
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 34,150,104 and 34,267,510 shares issued, 32,937,737 and 33,135,650 shares outstanding at September 30, 2018 and December 31, 2017, respectively	341	344
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 4,817,394 shares issued and outstanding at September 30, 2018 and December 31, 2017	48	48
Additional paid-in capital	445,694	454,286
Retained earnings	383,135	325,794
Total William Lyon Homes stockholders’ equity	829,218	780,472
Noncontrolling interests — Note 3	168,609	80,158
Total equity	997,827	860,630
Total liabilities and equity	$2,944,048	$2,061,104
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating revenue
Home sales — Note 1	$533,514	$490,304	$1,424,331	$1,171,791
Construction services — Note 1	1,190	35	3,193	94
	534,704	490,339	1,427,524	1,171,885
Operating costs
Cost of sales — homes	(436,311)	(401,700)	(1,169,191)	(973,212)
Construction services — Note 1	(1,121)	(35)	(3,063)	(41)
Sales and marketing	(28,879)	(21,935)	(80,420)	(57,924)
General and administrative	(30,039)	(22,951)	(83,067)	(61,447)
Transaction expenses	—	—	(3,907)	—
Other	(591)	(548)	(1,510)	(1,548)
	(496,941)	(447,169)	(1,341,158)	(1,094,172)
Operating income	37,763	43,170	86,366	77,713
Equity in income of unconsolidated joint ventures	531	1,160	1,996	2,622
Other income (loss), net	2,510	(365)	2,856	(12)
Income before extinguishment of debt	40,804	43,965	91,218	80,323
Loss on extinguishment of debt	—	—	—	(21,828)
Income before provision for income taxes	40,804	43,965	91,218	58,495
Provision for income taxes — Note 10	(8,990)	(13,905)	(19,580)	(17,480)
Net income	31,814	30,060	71,638	41,015
Less: Net income attributable to noncontrolling interests	(5,256)	(2,642)	(14,297)	(4,643)
Net income available to common stockholders	$26,558	$27,418	$57,341	$36,372
Income per common share:
Basic	$0.70	$0.74	$1.51	$0.98
Diluted	$0.68	$0.71	$1.45	$0.95
Weighted average common shares outstanding:
Basic	37,847,743	37,059,483	37,931,764	37,007,144
Diluted	39,160,894	38,583,341	39,581,986	38,381,292
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2017	39,085	$392	$454,286	$325,794	$80,158	$860,630
Net income	—	—	—	57,341	14,297	71,638
Cash contributions from members of consolidated entities	—	—	—	—	126,088	126,088
Cash distributions to members of consolidated entities	—	—	—	—	(51,934)	(51,934)
Repurchases of common stock	(497)	(6)	(11,228)	—	—	(11,234)
Shares remitted to Company to satisfy employee tax obligations	(198)	(2)	(4,952)	—	—	(4,954)
Stock based compensation expense	577	5	7,588	—	—	7,593
Balance - September 30, 2018	38,967	$389	$445,694	$383,135	$168,609	$997,827
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating activities
Net income	$71,638	$41,015
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,779	1,426
Net change in deferred income taxes	(364)	2,154
Stock based compensation expense	7,593	6,260
Equity in earnings of unconsolidated joint ventures	(1,996)	(2,622)
Distributions from unconsolidated joint ventures	4,896	1,840
Loss on extinguishment of debt	—	21,828
Net changes in operating assets and liabilities:
Receivables	1,271	(342)
Escrow proceeds receivable	2,949	(143)
Real estate inventories	(303,149)	(98,980)
Other assets	(4,149)	(3,536)
Accounts payable	26,790	9,834
Accrued expenses	3,746	(1,724)
Net cash used in operating activities	(184,996)	(22,990)
Investing activities
Cash paid for acquisitions, net of cash acquired	(475,221)	—
Purchases of property and equipment	(7,500)	(2,416)
Net cash used in investing activities	(482,721)	(2,416)
Financing activities
Proceeds from borrowings on notes payable	151,551	105,109
Principal payments on notes payable	(82,971)	(101,400)
Redemption premium of 8.5% Senior Notes	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)
Principal payments on 5.75% Senior Notes	(150,000)	—
Proceeds from issuance of 5.875% Senior Notes	—	446,468
Proceeds from issuance of 6% Senior Notes	350,000	—
Proceeds from borrowings on Revolver	407,446	275,000
Payments on Revolver	(187,446)	(254,000)
Principal payments on subordinated amortizing notes	—	(5,606)
Payment of deferred loan costs	(10,757)	(9,794)
Shares remitted to, or withheld by the Company for employee tax withholding	(4,954)	(1,450)
Payments to repurchase common stock	(11,234)	(2,284)
Noncontrolling interest contributions	126,088	58,829
Noncontrolling interest distributions	(51,934)	(39,829)
Net cash provided by financing activities	535,789	26,398
Net (decrease) increase in cash and cash equivalents	(131,928)	992
Cash and cash equivalents — beginning of period	182,710	42,612
Cash and cash equivalents — end of period	$50,782	$43,604
Supplemental disclosures:
Cash paid during the period for income taxes	$169	$17,079
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,640	$5,213
Accrued deferred loan costs	$869	$—
Inventory reclassified to Other assets upon adoption of ASC 606	$5,365	$—
Non-cash additions to Real estate inventories - not owned and Liabilities from inventories not owned	$15,546	$—
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2018 and December 31, 2017 and revenues and expenses for the three and nine month periods ended September 30, 2018 and 2017. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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

Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three months ended September 30, 2018, the Company had three land parcel sales that resulted in a $1.9 million gain. During the nine months ended September 30, 2018, the Company had six land parcel sales that resulted in a $1.9 million gain. During the three and nine months ended September 30, 2017, the Company had one and two land parcel sales, respectively, that resulted in a negligible loss for both periods then ended.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Warranty liability, beginning of period	$13,643	$14,173
Warranty provision during period (1)	7,591	7,695
Warranty payments, net of insurance recoveries during period	(9,436)	(9,418)
Warranty charges related to construction services projects	30	120
Warranty liability, end of period	$11,828	$12,570

(1)
In connection with the RSI Acquisition (see Note 2), the Company assumed warranty liability of $0.6 million for units closed prior to the RSI Acquisition date and for which has been included in this line item for purposes of this table.

Interest incurred under the Company’s debt obligations, as more fully discussed in Note 7, is capitalized to qualifying real estate projects under development. Interest activity for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest incurred	$24,725	$18,112	$66,791	$56,359
Less: Interest capitalized	24,725	18,112	66,791	56,359
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$40,578	$28,374	$73,622	$55,532
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2018 and December 31, 2017. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
The adoption of ASC 606 did not have an impact on the amount or timing of the Company's homebuilding revenues. As of and for the three and nine months ended September 30, 2018, the adoption of ASC 606 did not have a material impact on the Company's balance sheet, net income, stockholders' equity or statement of cash flows.

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
As a result of the RSI Acquisition, the entities comprising the business of RSI Communities became wholly-owned direct or indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the date of the RSI Acquisition. For the period from March 9, 2018 through September 30, 2018, home deliveries from RSI operations were 633 units. In addition, operating revenue and income before provision for income taxes for the same period were $198.5 million and $5.6 million, respectively.
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
475,221
As of September 30, 2018, the Company had not completed its final estimate of the fair value of the net assets of RSI Communities. As such, the estimates used as of September 30, 2018 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

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
The Company recorded no acquisition related costs for the three months ended September 30, 2018 and $3.9 million in acquisition related costs for the nine months ended September 30, 2018, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three and nine months ended September 30, 2018 and September 30, 2017 as if the RSI Acquisition, had been completed as of January 1, 2017 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating revenues	$534,704	$526,652	$1,467,959	$1,232,343
Net income available to common stockholders	$26,558	$28,177	$57,143	$35,867
Income per share - basic	$0.70	$0.76	$1.51	$0.97
Income per share - diluted	$0.68	$0.74	$1.44	$0.94
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
Note 3—Variable Interest Entities and Noncontrolling Interests
As of September 30, 2018 and December 31, 2017, the Company was party to twenty-one and thirteen joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of September 30, 2018 and December 31, 2017.
As of September 30, 2018, the assets of the consolidated VIEs totaled $461.5 million, of which $13.7 million was cash and cash equivalents and $444.7 million was owned real estate inventories. The liabilities of the consolidated VIEs totaled $217.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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
Note 4—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues	$3,975	$5,368	$11,863	$13,830
Cost of sales	(2,974)	(2,781)	(7,901)	(7,936)
Income of unconsolidated joint ventures	$1,001	$2,587	$3,962	$5,894

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three and nine months ended September 30, 2018, and 2017, the Company recorded income of $0.5 million and $2.0 million and $1.2 million and $2.6 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	September 30, 2018	December 31, 2017
Assets
Cash	$6,723	$12,802
Loans held for sale	24,183	17,106
Accounts receivable	815	2,791
Other assets	146	128
Total Assets	$31,867	$32,827

Liabilities and Equity
Accounts payable	$457	$779
Accrued expenses	1,331	1,532
Credit lines payable	22,882	18,312
Other liabilities	543	31
Members equity	6,654	12,173
Total Liabilities and Equity	$31,867	$32,827
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
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with ASC 280, prior to the acquisition of RSI Communities (see Note 2), the Company's homebuilding operations had been grouped into six operating segments. During the nine months ended September 30, 2018, the Company added one additional operating segment, Texas as a result of the RSI Acquisition. As such, in accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into seven reportable segments:
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
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating revenue:
California (1)	$201,316	$230,960	$510,581	$462,277
Arizona	34,286	39,607	105,089	118,695
Nevada	49,816	42,966	145,205	103,448
Colorado	54,574	24,811	157,074	77,149
Washington (2)	82,177	71,788	223,318	185,523
Oregon	69,430	80,207	182,504	224,793
Texas	43,105	—	103,753	—
Total operating revenue	$534,704	$490,339	$1,427,524	$1,171,885

(1) Operating revenue in the California segment includes construction services revenue in the periods ended September 30, 2017.
(2) Operating revenue in the Washington segment includes construction services revenue in the periods ended September 30, 2018.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Income before provision for income taxes:
California	$20,830	$31,150	$46,022	$53,907
Arizona	5,688	3,388	13,048	11,102
Nevada	6,237	4,372	17,478	7,811
Colorado	5,467	969	14,248	2,519
Washington	12,297	6,164	28,046	10,249
Oregon	6,734	10,708	17,497	25,847
Texas	257	—	1,016	—
Corporate	(16,706)	(12,786)	(46,137)	(31,112)
Income before loss on extinguishment of debt	$40,804	$43,965	$91,218	$80,323
Corporate - Loss on extinguishment of debt	—	—	—	(21,828)
Income before provision for income taxes	$40,804	$43,965	$91,218	$58,495

	September 30, 2018	December 31, 2017
Homebuilding assets:
Owned:
California	$987,598	$631,649
Arizona	172,191	170,634
Nevada	205,859	211,202
Colorado	159,534	149,183
Washington	332,639	286,442
Oregon	408,814	288,981
Texas	232,679	—
Corporate (1)	234,915	323,013
	$2,734,229	$2,061,104
Not Owned:
California	$107,901	$—
Texas	101,918	—
Total homebuilding assets	$2,944,048	$2,061,104

(1)	Comprised primarily of cash and cash equivalents, deferred income taxes, receivables, lease right-of-use assets, and other assets.
Note 6—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Real estate inventories:
Land deposits	$113,142	$51,833
Land and land under development	596,594	495,114
Finished lots	643,675	409,296
Homes completed and under construction	987,121	646,198
Model homes	96,918	97,409
Total	$2,437,450	$1,699,850
Real estate inventories not owned (1):
Other land options contracts — land banking arrangement	$209,819	$—

(1)
Represents the consolidation of a land banking arrangement. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined that it is economically compelled to purchase the lots in the land banking arrangement and thus, has consolidated the assets and liabilities associated with this land bank. Amounts are net of deposits.

Note 7—Senior Notes, Secured, and Unsecured Indebtedness

Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Notes payable:
Revolving credit facility	$220,000	$—
Seller financing	—	589
Construction notes payable	1,426	—
Joint venture notes payable	163,385	93,926
Total notes payable	384,811	94,515

Senior notes:
5 3/4% Senior Notes due April 15, 2019	—	149,362
7% Senior Notes due August 15, 2022	347,273	346,740
6% Senior Notes due September 1, 2023	343,568	—
5 7/8% Senior Notes due January 31, 2025	440,597	439,567
Total senior notes	1,131,438	935,669

Total notes payable and senior notes	$1,516,249	$1,030,184

As of September 30, 2018, the maturities of the Notes payable, 7% Senior Notes, 6% Senior Notes, and 5 7/8% Senior Notes are as follows (in thousands):

Year Ending December 31,
Remaining in 2018	$1,426
2019	37,397
2020	7,288
2021	338,699
2022	350,000
Thereafter	800,000
$1,534,810
Maturities above exclude premium on the 7% Senior Notes of $0.6 million and discount on the 5 7/8% Senior Notes of $2.9 million, and deferred loan costs on the 7%, 6%, and 5 7/8% Senior Notes of $16.3 million as of September 30, 2018.
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
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of June 30, 2018, further decreases to 60% effective as of December 31, 2018, and will remain at 60% thereafter, and (c) a covenant requiring us to maintain either (i)

an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of September 30, 2018.
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of September 30, 2018, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of September 30, 2018, the Company had $220.0 million outstanding against the New Facility at an effective rate of 5.5%, as well as a letter of credit for $7.9 million.
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
Borrowings under the previous Second Amended Facility were required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, were secured by a pledge of all equity interests held by such guarantors, and may have been used for general corporate purposes. Interest rates on borrowings generally were based on either LIBOR or a base rate, plus the applicable spread. Through the date of termination of the Second Amended Facility, the commitment fee on the unused portion of the Second Amended Facility accrued at an annual rate of 0.50%. As of September 30, 2018, the Company had terminated the Second Amended Facility by entering into the New Facility. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the previous Second Amended Facility.

Seller Financing
During the nine months ended September 30, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.
Notes Payable
The Company and certain of its consolidated joint ventures have entered into notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of September 30, 2018 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
May, 2018	$128.0	$72.3	May, 2021	5.50%	(3)
May, 2018	13.3	7.3	June, 2020	5.14%	(4)
July, 2017	66.2	46.4	February, 2021	5.25%	(3)
January, 2016	35.0	23.4	February, 2019	5.49%	(2)
November, 2015	42.5	14.0	May, 2019	6.25%	(5)
March, 2014	4.0	—	October, 2018	5.07%	(1)
	$289.0	$163.4
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%.
(3) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.
(4) Loan bears interest at LIBOR +2.90%.
(5) Loan bears interest at the prime rate +1.0%.
In addition to the above, the Company had $1.4 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of September 30, 2018.

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
During the nine months ended September 30, 2018, Parent, through California Lyon, used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to September 30, 2018.

8 1/2% Senior Notes Due 2020

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
As of September 30, 2018, the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.6 million and deferred loan costs of $3.3 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

6% Senior Notes Due 2023
On March 9, 2018, California Lyon completed its private placement with registration rights of 6.00% Senior Notes due 2023 (the "6.00% Notes"), in an aggregate principal amount of $350 million. The 6.00% Notes were issued at 100% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 6.00% Notes offering to (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million of the outstanding aggregate principal amount of the 5.75% Notes. In September 2018, the Company exchanged 100% of the 6.00% Notes tendered in the exchange offer for notes that are freely transferable and registered under the Exchange Act.
As of September 30, 2018, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $6.4 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of September 30, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of September 30, 2018, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $2.9 million and deferred loan costs of $6.5 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of September 30, 2018.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of September 30, 2018 and December 31, 2017; consolidating statements of operations for the three and nine months ended September 30, 2018 and 2017; and consolidating statements of cash flows for the nine month periods ended September 30, 2018 and 2017, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of September 30, 2018 and December 31, 2017, and for the three and nine month periods ended September 30, 2018 and 2017.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of September 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$36,089	$924	$13,769	$—	$50,782
Receivables	—	3,290	3,966	3,305	—	10,561
Escrow proceeds receivable	—	381	(11)	—	—	370
Real estate inventories
Owned	—	843,083	1,138,490	455,877	—	2,437,450
Not owned	—	—	209,819	—	—	209,819
Investment in unconsolidated joint ventures	—	4,959	150	—	—	5,109
Goodwill	—	14,209	104,668	—	—	118,877
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	48,279	—	—	—	48,279
Lease right-of-use assets	—	15,353	—	—	—	15,353
Other assets, net	—	28,544	11,709	495	—	40,748
Investments in subsidiaries	829,218	17,876	(980,772)	—	133,678	—
Intercompany receivables	—	—	281,709	—	(281,709)	—
Total assets	$829,218	$1,012,063	$777,352	$473,446	$(148,031)	$2,944,048
LIABILITIES AND EQUITY
Accounts payable	$—	$60,125	$21,998	$12,781	$—	$94,904
Accrued expenses	—	96,184	28,954	111	—	125,249
Liabilities from inventories not owned	—	—	209,819	—	—	209,819
Notes payable	—	220,000	1,426	163,385	—	384,811
7% Senior Notes	—	347,273	—	—	—	347,273
6% Senior Notes	—	343,568	—	—	—	343,568
5 7/8% Senior Notes	—	440,597	—	—	—	440,597
Intercompany payables	—	171,025	—	110,684	(281,709)	—
Total liabilities	—	1,678,772	262,197	286,961	(281,709)	1,946,221
Equity
William Lyon Homes stockholders’ equity	829,218	(666,709)	515,155	17,876	133,678	829,218
Noncontrolling interests	—	—	—	168,609	—	168,609
Total liabilities and equity	$829,218	$1,012,063	$777,352	$473,446	$(148,031)	$2,944,048

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$160,850	$304,115	$68,549	$—	$533,514
Construction services	—	—	1,190	—	—	1,190
Management fees	—	(2,181)	—	—	2,181	—
	—	158,669	305,305	68,549	2,181	534,704
Operating costs
Cost of sales	—	(125,991)	(252,406)	(55,733)	(2,181)	(436,311)
Construction services	—	—	(1,121)	—	—	(1,121)
Sales and marketing	—	(8,154)	(17,012)	(3,713)	—	(28,879)
General and administrative	—	(21,935)	(8,100)	(4)	—	(30,039)
Other	—	(591)	—	—	—	(591)
	—	(156,671)	(278,639)	(59,450)	(2,181)	(496,941)
Income from subsidiaries	26,558	8,682	—	—	(35,240)	—
Operating income	26,558	10,680	26,666	9,099	(35,240)	37,763
Equity in income of unconsolidated joint ventures	—	163	368	—	—	531
Other income (loss), net	—	802	1,323	385	—	2,510
Income before provision for income taxes	26,558	11,645	28,357	9,484	(35,240)	40,804
Provision for income taxes	—	(8,990)	—	—	—	(8,990)
Net income	26,558	2,655	28,357	9,484	(35,240)	31,814
Less: Net income attributable to noncontrolling interests	—	—	—	(5,256)	—	(5,256)
Net income available to common stockholders	$26,558	$2,655	$28,357	$4,228	$(35,240)	$26,558

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$211,317	$218,033	$60,954	$—	$490,304
Construction services	—	35	—	—	—	35
Management fees	—	(1,899)	—	—	1,899	—
	—	209,453	218,033	60,954	1,899	490,339
Operating costs
Cost of sales	—	(165,392)	(181,184)	(53,225)	(1,899)	(401,700)
Construction services	—	(35)	—	—	—	(35)
Sales and marketing	—	(7,904)	(11,521)	(2,510)	—	(21,935)
General and administrative	—	(19,171)	(3,780)	—	—	(22,951)
Other	—	(635)	86	1	—	(548)
	—	(193,137)	(196,399)	(55,734)	(1,899)	(447,169)
Income from subsidiaries	27,418	6,162	—	—	(33,580)	—
Operating income	27,418	22,478	21,634	5,220	(33,580)	43,170
Equity in income of unconsolidated joint ventures	—	819	341	—	—	1,160
Other income (loss), net	—	47	(4)	(408)	—	(365)
Income before provision for income taxes	27,418	23,344	21,971	4,812	(33,580)	43,965
Provision for income taxes	—	(13,905)	—	—	—	(13,905)
Net income	27,418	9,439	21,971	4,812	(33,580)	30,060
Less: Net income attributable to noncontrolling interests	—	—	—	(2,642)	—	(2,642)
Net income available to common stockholders	$27,418	$9,439	$21,971	$2,170	$(33,580)	$27,418

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$446,173	$803,111	$175,047	$—	$1,424,331
Construction services	—	—	3,193	—	—	3,193
Management fees	—	(5,560)	—	—	5,560	—
	—	440,613	806,304	175,047	5,560	1,427,524
Operating costs
Cost of sales	—	(353,519)	(667,040)	(143,072)	(5,560)	(1,169,191)
Construction services	—	—	(3,063)	—	—	(3,063)
Sales and marketing	—	(24,237)	(45,458)	(10,725)	—	(80,420)
General and administrative	—	(59,803)	(23,258)	(6)	—	(83,067)
Transaction expenses	—	(3,907)	—	—	—	(3,907)
Other	—	(1,624)	84	30	—	(1,510)
	—	(443,090)	(738,735)	(153,773)	(5,560)	(1,341,158)
Income from subsidiaries	57,341	22,304	—	—	(79,645)	—
Operating income	57,341	19,827	67,569	21,274	(79,645)	86,366
Equity in income of unconsolidated joint ventures	—	1,127	869	—	—	1,996
Other income (loss), net	—	1,823	1,374	(341)	—	2,856
Income before provision for income taxes	57,341	22,777	69,812	20,933	(79,645)	91,218
Provision for income taxes	—	(19,580)	—	—	—	(19,580)
Net income	57,341	3,197	69,812	20,933	(79,645)	71,638
Less: Net income attributable to noncontrolling interests	—	—	—	(14,297)	—	(14,297)
Net income available to common stockholders	$57,341	$3,197	$69,812	$6,636	$(79,645)	$57,341

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$505,006	$535,828	$130,957	$—	$1,171,791
Construction services	—	94	—	—	—	94
Management fees	—	(3,501)	—	—	3,501	—
	—	501,599	535,828	130,957	3,501	1,171,885
Operating costs
Cost of sales	—	(408,420)	(445,737)	(115,554)	(3,501)	(973,212)
Construction services	—	(41)	—	—	—	(41)
Sales and marketing	—	(21,479)	(29,241)	(7,204)	—	(57,924)
General and administrative	—	(49,285)	(12,161)	(1)	—	(61,447)
Other	—	(1,786)	232	6	—	(1,548)
	—	(481,011)	(486,907)	(122,753)	(3,501)	(1,094,172)
Income from subsidiaries	36,372	13,328	—	—	(49,700)	—
Operating income	36,372	33,916	48,921	8,204	(49,700)	77,713
Equity in income of unconsolidated joint ventures	—	1,743	879	—	—	2,622
Other income (loss), net	—	1,072	(10)	(1,074)	—	(12)
Income before extinguishment of debt	36,372	36,731	49,790	7,130	(49,700)	80,323
Loss on extinguishment of debt	—	(21,828)	—	—	—	(21,828)
Income (loss) before provision for income taxes	36,372	14,903	49,790	7,130	(49,700)	58,495
Provision for income taxes	—	(17,480)	—	—	—	(17,480)
Net income	36,372	(2,577)	49,790	7,130	(49,700)	41,015
Less: Net income attributable to noncontrolling interests	—	—	—	(4,643)	—	(4,643)
Net income available to common stockholders	$36,372	$(2,577)	$49,790	$2,487	$(49,700)	$36,372

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$8,595	$4,151	$17,046	$(189,404)	$(25,384)	$(184,996)
Investing activities
Cash paid for acquisitions, net of cash acquired	—	—	(475,221)	—	—	(475,221)
Purchases of property and equipment	—	(3,502)	(4,013)	15	—	(7,500)
Investments in subsidiaries	—	(28,905)	486,571	—	(457,666)	—
Net cash (used in) provided by investing activities	—	(32,407)	7,337	15	(457,666)	(482,721)
Financing activities
Proceeds from borrowings on notes payable	—	—	234	151,317	—	151,551
Principal payments on notes payable	—	—	(1,113)	(81,858)	—	(82,971)
Principal payments on 5.75% Senior Notes	—	(150,000)	—	—	—	(150,000)
Proceeds from issuance of 6.0% Senior Notes	—	350,000	—	—	—	350,000
Proceeds from borrowings on Revolver	—	407,446	—	—	—	407,446
Payments on Revolver	—	(187,446)	—	—	—	(187,446)
Payment of deferred loan costs	—	(10,757)	—	—	—	(10,757)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(4,954)	—	—	—	(4,954)
Payments to repurchase common stock	—	(11,234)	—	—	—	(11,234)
Noncontrolling interest contributions	—	—	—	126,088	—	126,088
Noncontrolling interest distributions	—	—	—	(51,934)	—	(51,934)
Advances to affiliates	—	—	(10,856)	27,784	(16,928)	—
Intercompany receivables/payables	(8,595)	(500,144)	(11,880)	20,641	499,978	—
Net cash (used in) provided by financing activities	(8,595)	(107,089)	(23,615)	192,038	483,050	535,789
Net (decrease) increase in cash and cash equivalents	—	(135,345)	768	2,649	—	(131,928)
Cash and cash equivalents - beginning of period	—	171,434	156	11,120	—	182,710
Cash and cash equivalents - end of period	$—	$36,089	$924	$13,769	$—	$50,782

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(2,526)	$2,452	$4,366	$(29,808)	$2,526	$(22,990)
Investing activities
Purchases of property and equipment	—	(1,781)	(572)	(63)	—	(2,416)
Investments in subsidiaries	—	7,841	2,275	—	(10,116)	—
Net cash provided by (used in) investing activities	—	6,060	1,703	(63)	(10,116)	(2,416)
Financing activities
Proceeds from borrowings on notes payable	—	—	—	105,109	—	105,109
Principal payments on notes payable	—	—	—	(101,400)	—	(101,400)
Redemption premium of 8.5% Senior Notes	—	(19,645)	—	—	—	(19,645)
Principal payments of 8.5% Senior Notes	—	(425,000)	—	—	—	(425,000)
Proceeds from issuance of 5.875% Senior Notes	—	446,468	—	—	—	446,468
Proceeds from borrowings on Revolver	—	275,000	—	—	—	275,000
Payments on revolver	—	(254,000)	—	—	—	(254,000)
Principal payments on subordinated amortizing notes	—	(5,606)	—	—	—	(5,606)
Payment of deferred loan costs	—	(9,794)	—	—	—	(9,794)
Shares remitted to, or withheld by Company for employee tax withholding	—	(1,450)	—	—	—	(1,450)
Payments to repurchase common stock	—	(2,284)	—	—	—	(2,284)
Noncontrolling interest contributions	—	—	—	58,829	—	58,829
Noncontrolling interest distributions	—	—	—	(39,829)	—	(39,829)
Advances to affiliates	—	—	(18,367)	3,000	15,367	—
Intercompany receivables/payables	2,526	(13,678)	11,698	7,231	(7,777)	—
Net cash provided by (used in) financing activities	2,526	(9,989)	(6,669)	32,940	7,590	26,398
Net (decrease) increase in cash and cash equivalents	—	(1,477)	(600)	3,069	—	992
Cash and cash equivalents - beginning of period	—	36,204	272	6,136	—	42,612
Cash and cash equivalents - end of period	$—	$34,727	$(328)	$9,205	$—	$43,604

Note 8—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2018 and December 31, 2017, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

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

The following table excludes cash and cash equivalents, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$164,811	$164,811	$94,515	$94,515
5 3/4% Senior Notes due 2019	—	—	149,362	151,500
7% Senior Notes due 2022	347,273	354,830	346,740	362,250
6% Senior Notes due 2023	343,568	339,080	—	—
5 7/8% Senior Notes due 2025	440,597	420,210	439,567	459,000
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
Note 10—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 22.0% and 21.5% and 31.6% and 29.9% for the three and nine months ended September 30, 2018 and 2017, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests for the three and nine months September 30, 2018, and noncontrolling interests and the domestic activities deduction for the three and nine months ended September 30, 2017.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2018, the Company had no valuation allowance recorded.
At September 30, 2018, the Company had no remaining federal net operating loss carryforwards and $49.9 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of September 30, 2018, the Company had unused federal and state built-in losses of $48.5 million and $7.5 million, respectively. The five year testing period for built-in losses expired in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at September 30, 2018, which if not previously utilized are allowable as refundable credits under the Tax Cuts and Job Act through 2022.
In accordance with Securities & Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), based on the information available as of December 31, 2017, the Company recorded a charge to income taxes of $23.1 million as a result of the Tax Cuts and Job Act ("Tax Act") due to the reduction of the Company's deferred tax assets as a result of the lower tax rate.
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

Note 11—Income Per Common Share
Basic and diluted income per common share for the three and nine months ended September 30, 2018 and 2017 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Basic weighted average number of common shares outstanding	37,847,743	37,059,483	37,931,764	37,007,144
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,313,150	1,523,858	1,650,222	1,374,148
Diluted average shares outstanding	39,160,894	38,583,341	39,581,986	38,381,292
Net income available to common stockholders	$26,558	$27,418	$57,341	$36,372
Basic income per common share	$0.70	$0.74	$1.51	$0.98
Dilutive income per common share	$0.68	$0.71	$1.45	$0.95
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	—	240,000	—	240,000
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
During the three and nine months ended September 30, 2018, the Company granted 1,065 and 242,638 shares of time-based restricted stock, respectively. During the three and nine months ended September 30, 2018, the Company granted no shares and 426,075 shares, respectively, of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and nine months ended September 30, 2018 and 2017 of $2.4 million and $7.6 million and $3.1 million and $6.3 million, respectively.

Performance-Based Restricted Stock Awards

With respect to the performance based restricted stock awards granted to certain employees during the nine months ended September 30, 2018, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2018 fiscal year. Of the aforementioned awards, 373,432 of such Earned Shares vest in three equal annual installments on March 1st of each of 2019, 2020 and 2021, subject to each grantee’s continued service through each vesting date. The remaining 52,643 of such Earned Shares vest in three equal annual installments on each anniversary of the grant date, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of September 30, 2018, management determined that the currently available data was not sufficient to support that the achievement of the performance targets is probable, and as such, no compensation expense has been recognized for these awards to date.

Time-Based Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the three months ended September 30, 2018, 1,065 of such shares vest in two equal annual installments on each anniversary of the grant date, subject to the grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain employees and non-employee directors during the nine months ended September 30, 2018, 116,484 of such shares vest in three equal annual installments on March 1st of each of 2019, 2020 and 2021, 4,767 of such shares vest in two equal annual installments on March 1st of each of 2019 and 2020, 26,321 of such shares vest in three equal annual installments on each anniversary of the grant date, 36,821 of such shares vest in two equal annual installments on each anniversary of the grant date, and 36,317 of such shares vest in one installment on the second anniversary of the grant date, in each case subject to each grantee’s continued service through each vesting date, and 21,928 of such shares vest in four equal quarterly installments on each three-month period beginning June 1st of 2018, subject to each grantee’s continued service on the board through each vesting date.

Note 13—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of September 30, 2018, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
The Company had outstanding performance and surety bonds of $250.1 million at September 30, 2018, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2018, the Company had $438.5 million of project commitments relating to the construction of projects.
See Note 7 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of September 30, 2018, the Company has made non-refundable deposits of $113.1 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $957.8 million as of September 30, 2018.

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
The Company participated in one land banking arrangement during the nine months ended September 30, 2018, which was not a VIE in accordance with ASC 810, but which is consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $209.8 million as of September 30, 2018, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

September 30, 2018
Total number of land banking projects consolidated	1
Total number of lots	3,181
Total purchase price	$316,452
Balance of lots still under option and not purchased:
Number of lots	2,522
Purchase price	$249,375
Forfeited deposits if lots are not purchased	$39,705

Lease Obligations
Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $16.4 million as of September 30, 2018 and $14.5 million as of December 31, 2017. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Lease cost
Operating lease cost	$2,113	$1,646	$6,166	$4,405
Sublease income	(29)	(29)	(87)	(87)
Total lease cost	$2,084	$1,617	$6,079	$4,318

Other information
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,779	$1,621	$5,325	$3,879
Right-of-use assets obtained in exchange for new operating lease liabilities	$252	$155	$5,640	$5,213
Weighted-average discount rate	6.5%	6.6%	6.5%	6.6%

	September 30, 2018	December 31, 2017
Weighted-average remaining lease term (in years)	4.08	3.58
The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2018 (in thousands).

Year Ending December 31,
Remaining in 2018	$2,007
2019	5,817
2020	4,841
2021	4,497
2022	3,191
Thereafter	3,871
Total	$24,224

Note 14—Subsequent Events
No events have occurred subsequent to September 30, 2018, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, Washington and Texas. The Company’s core markets include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, Seattle, Austin and San Antonio. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 105,000 homes. For the nine months ended September 30, 2018 (the "2018 period"), the Company had revenues from homes sales of $1,424.3 million, a 22% increase from $1,171.8 million for the nine months ended September 30, 2017 (the "2017 period"), which includes results from all seven reportable operating segments. The Company had net new home orders of 3,377 homes in the 2018 period, a 27% increase from 2,656 in the 2017 period, while the average number of sales locations increased 20% to 102 in the 2018 period from 85 in the 2017 period.
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
Overview
While the long-term fundamentals remain positive in the broader economy as well as our local markets, the cost of home ownership has increased with the significant price appreciation in several of our markets over the last few years, combined with the recent rise in mortgage interest rates. However, in conjunction with a relatively limited supply of new homes in all of our markets, we believe that homebuyer demand in the long term remains strong against our consistent homebuyer traffic levels.
Results of Operations
In the nine months ended September 30, 2018, the Company delivered 2,875 homes, with an average sales price ("ASP") of approximately $495,400, and recognized home sales revenue of $1,424.3 million. The Company generated net income available to common shareholders of $57.3 million for the nine months ended September 30, 2018, and income per share of $1.51. The Company continues to see positive trends in orders, price appreciation in many projects, and our average sales price of homes in backlog is approximately $501,600 as of September 30, 2018, which is 1% higher than the average sales price of homes closed for the nine months ended September 30, 2018 of $495,400.
On March 9, 2018, the Company completed its acquisition of the residential homebuilding operations of RSI Communities and its affiliates, such operations being referred herein as "RSI Communities", which marked the beginning of the Texas operating segment, in addition to expanding the Company's footprint in the California operating segment. Financial data herein as of September 30, 2018, and for the three and nine months ended September 30, 2018 include operations for these operating segments for the period from July 1, 2018 through September 30, 2018 and March 9, 2018 (date of acquisition) through September 30, 2018, respectively.
As of September 30, 2018, the Company was selling homes in 122 communities, including 43 communities added in conjunction with the acquisition of RSI Communities. We had a consolidated backlog of 1,596 homes sold but not closed, with an associated sales value of $800.6 million, representing a 32% increase in units, and a 14% increase in dollar value, as compared to the backlog at September 30, 2017.

Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 17.9% and 23.0%, respectively, for the nine months ended September 30, 2018, as compared to 16.9% and 21.7%, respectively, for the nine months ended September 30, 2017.
Comparisons of the Three Months Ended September 30, 2018 to September 30, 2017
Revenues from homes sales increased 9% to $533.5 million during the three months ended September 30, 2018, compared to $490.3 million during the three months ended September 30, 2017. The increase in revenue is primarily due to the 24% increase in the number of homes closed during the 2017 period. The number of net new home orders for the three months ended September 30, 2018 increased 29% to 1,001 homes from 774 homes for the three months ended September 30, 2017.

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Number of Net New Home Orders
California	295	238	57	24%
Arizona	118	124	(6)	(5)%
Nevada	94	66	28	42%
Colorado	100	82	18	22%
Washington	77	116	(39)	(34)%
Oregon	145	148	(3)	(2)%
Texas	172	N/A	N/M	N/M
Total	1,001	774	227	29%
The 29% increase in net new homes orders is driven by a 35% increase in average number of sales locations to 116 average locations in 2018, compared to 86 in the 2017 period, which is driven by the 43 communities added in conjunction with the acquisition of RSI Communities and opening of 9 new communities in the legacy operating segments, less any projects that closed out.

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	%
Cancellation Rates
California	20%	21%	(1)%
Arizona	12%	11%	1%
Nevada	20%	19%	1%
Colorado	18%	23%	(5)%
Washington	13%	17%	(4)%
Oregon	20%	19%	1%
Texas	21%	N/A	N/M
Overall	19%	19%	—%
Cancellation rates during the 2018 and 2017 periods remained consistent at 19%. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Average Number of Sales Locations
California	36	23	13	57%
Arizona	6	7	(1)	(14)%
Nevada	15	13	2	15%
Colorado	12	16	(4)	(25)%
Washington	10	11	(1)	(9)%
Oregon	15	16	(1)	(6)%
Texas	22	N/A	N/M	N/M
Total	116	86	30	35%
The average number of sales locations for the Company increased to 116 locations for the three months ended September 30, 2018 compared to 86 for the three months ended September 30, 2017, driven by the 43 communities added in conjunction with the acquisition of RSI Communities. During the period, the Company opened 9 communities, while closing out 6 in the legacy operating segments.

	Three Months Ended September 30, 2018		Increase (Decrease)
	2018	2017
Quarterly Absorption Rates
California	8.2	10.3	(2.1)
Arizona	19.7	17.7	2.0
Nevada	6.3	5.1	1.2
Colorado	8.3	5.1	3.2
Washington	7.7	10.5	(2.8)
Oregon	9.7	9.3	0.4
Texas	7.8	N/A	N/M
Overall	8.6	9.0	(0.4)
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, decreased for the three months ended September 30, 2018 to 8.6 sales per project from 9.0 in the 2017 period driven primarily by slower absorption rates in California and Washington, both segments that have experienced significant price appreciation over the last two years.

	September 30,		Increase (Decrease)
	2018	2017	Amount	%
Backlog (units)
California	451	370	81	22%
Arizona	169	197	(28)	(14)%
Nevada	159	120	39	33%
Colorado	214	164	50	30%
Washington	133	192	(59)	(31)%
Oregon	222	165	57	35%
Texas	248	N/A	N/M	N/M
Total	1,596	1,208	388	32%
The Company’s backlog at September 30, 2018 increased 32% to 1,596 units from 1,208 units at September 30, 2017. The increase is primarily attributable to an increase in net new home orders to 1,001 in the current period from 774 in the prior year.

	September 30,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$327,838	$294,861	$32,977	11%
Arizona	53,585	60,467	(6,882)	(11)%
Nevada	94,053	81,192	12,861	16%
Colorado	92,315	69,085	23,230	34%
Washington	83,256	119,299	(36,043)	(30)%
Oregon	81,270	74,424	6,846	9%
Texas	68,267	N/A	N/M	N/M
Total	$800,584	$699,328	$101,256	14%
The dollar amount of backlog of homes sold but not closed as of September 30, 2018 was $800.6 million, up 14% from $699.3 million as of September 30, 2017. The increase primarily reflects an increase in net new orders as described above, slightly offset by a 13% decrease in the average sales price of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog increased to $327.8 million as of September 30, 2018 from $294.9 million as of September 30, 2017. This was due to the increase of 22% in units in backlog largely resulting from our expansion in the Inland Empire through the RSI acquisition. The increase was slightly offset by the decrease in ASP of homes in backlog for the 2017 period of 9% to $726,900 from $796,900 for the 2017 period.
In Arizona, the dollar amount of backlog decreased 11% to $53.6 million as of September 30, 2018 from $60.5 million as of September 30, 2017, which is primarily attributable to a 14% decrease in the number of homes in backlog to 169 at September 30, 2018, from 197 at September 30, 2017 due to a 5% decrease in new home orders. This was partially offset by a 3% increase in the ASP of homes in backlog when compared with the prior period.
In Nevada, the dollar amount of backlog increased 16% to $94.1 million as of September 30, 2018 from $81.2 million as of September 30, 2017, primarily attributable to a 33% increase in units in backlog, to 159 as of September 30, 2018 from 120 as of September 30, 2017.
In Colorado, the dollar amount of backlog increased 34% to $92.3 million as of September 30, 2018 from $69.1 million as of September 30, 2017, which is attributable to a 30% increase in the number of units in backlog, to 214 units as of September 30, 2018, from 164 units as of September 30, 2017, in addition to a 2% increase of the ASP of homes in backlog to $431,400 as of September 30, 2018 from $421,300 as of September 30, 2017.
In Washington, the dollar amount of backlog decreased 30% to $83.3 million as of September 30, 2018 from $119.3 million as of September 30, 2017, which is attributable to a 31% decrease in the number of units in backlog, to 133 units as of September 30, 2018, from 192 units as of September 30, 2017, partially offset by a 1% increase in the ASP of homes in backlog to $626,000 as of September 30, 2018 from $621,300 as of September 30, 2017.
In Oregon, the dollar amount of backlog increased 9% to $81.3 million as of September 30, 2018 from $74.4 million as of September 30, 2017, which is primarily attributable to a 35% increase in the number of units in backlog, to 222 units as of September 30, 2018, from 165 units as of September 30, 2017, partially offset by a 19% decrease in the ASP of homes in backlog to $366,100 in the 2018 period from $451,100 in the 2017 period.
In Texas, which is a new operating segment resulting from the acquisition of RSI Communities, the dollar amount of backlog was $68.3 million, with units in backlog of 248, for which there are no comparable amounts as of September 30, 2017.

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Number of Homes Closed
California	301	300	1	—%
Arizona	108	133	(25)	(19)%
Nevada	80	74	6	8%
Colorado	124	44	80	182%
Washington	118	116	2	2%
Oregon	159	184	(25)	(14)%
Texas	163	N/A	N/M	N/M
Total	1,053	851	202	24%

During the three months ended September 30, 2018, the number of homes closed increased 24% to 1,053 from 851 in the 2017 period. The increase was primarily attributable to an increase in homes closed in Colorado along with the new home deliveries resulting from the acquisition of RSI Communities, which were slightly offset by the decreases in homes closed in Arizona and Oregon.

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$201,316	$230,925	$(29,609)	(13)%
Arizona	34,286	39,607	(5,321)	(13)%
Nevada	49,816	42,966	6,850	16%
Colorado	54,574	24,811	29,763	120%
Washington	80,987	71,788	9,199	13%
Oregon	69,430	80,207	(10,777)	(13)%
Texas	43,105	N/A	N/M	N/M
Total	$533,514	$490,304	$43,210	9%
The 9% increase in homebuilding revenue is driven by the 24% increase in homes closed discussed above, slightly offset by the 12% decrease in the average sales price of homes closed between the 2018 and 2017 periods, which is primarily driven by product and geographical mix, and was impacted by the lower price point from the new Texas operating segment, which is below the Company average.

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Average Sales Price of Homes Closed
California	$668,800	$769,800	$(101,000)	(13)%
Arizona	317,500	297,800	19,700	7%
Nevada	622,700	580,600	42,100	7%
Colorado	440,100	563,900	(123,800)	(22)%
Washington	686,300	618,900	67,400	11%
Oregon	436,700	435,900	800	—%
Texas	264,400	N/A	N/M	N/M
Company Average	$506,700	$576,200	$(69,500)	(12)%

The average sales price of homes closed during the 2018 period decreased 12% primarily due to product and geographical mix, and was impacted by the lower price point from the new Texas operating segment.

Construction Services Revenue
Construction services revenue was $1.2 million for the three months ended September 30, 2018, which was attributable to one project in Washington.
Gross Margin
Homebuilding gross margins increased to 18.2% for the three months ended September 30, 2018 from 18.1% in the 2017 period, primarily driven by product and geographic mix for home deliveries, as well as new projects with closings above the previous Company averages. In addition, the increase is partially due to the Company's adoption of ASC 606, which resulted in the reclass of the amortization of capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements.
For the comparison of the three months ended September 30, 2018 and the three months ended September 30, 2017, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 23.0% for the 2018 period compared to 22.7% for the 2017 period. The increase was primarily a result of the increase in homebuilding gross margins described above coupled with the increase in the impact of interest in cost of sales.
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

	Three Months Ended September 30,
	2018	2017
	(dollars in thousands)
Home sales revenue	$533,514	$490,304
Cost of home sales	436,311	401,700
Homebuilding gross margin	97,203	88,604
Homebuilding gross margin percentage	18.2%	18.1%
Add: Interest in cost of sales	21,548	22,923
Add: Purchase accounting adjustments	3,855	—
Adjusted homebuilding gross margin	$122,606	$111,527
Adjusted homebuilding gross margin percentage	23.0%	22.7%
Sales and Marketing, General and Administrative

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
	(dollars in thousands)
Sales and Marketing	$28,879	$21,935	5.4%	4.5%
General and Administrative	30,039	22,951	5.6%	4.7%
Total Sales and Marketing & General and Administrative	$58,918	$44,886	11.0%	9.2%
Sales and marketing expense as a percentage of home sales revenue increased to 5.4% in the 2018 period compared to 4.5% in the 2017 period, which is driven by an increase in advertising and outside broker commissions, as well as the adoption of ASC 606 resulting in the reclass of the amortization of certain capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements. General and administrative expense increased to 5.6% in the 2018 period compared to 4.7% in the

2017 period as a result of continued investment in our growing operating business, incremental information technology investment and further investment in building out our financial services group.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased to $0.5 million for the three months ended September 30, 2018 from $1.2 million during the comparable 2017 period.
Other Items
Interest activity for the three months ended September 30, 2018 and September 30, 2017 is as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Interest incurred	$24,725	$18,112
Less: Interest capitalized	24,725	18,112
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$40,578	$28,374
The increase in incurred interest for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to the Company's increase in borrowings in the 2018 period. In addition, the increase in cash paid for interest for the 2018 period compared to the 2017 period was due to timing of payments on interest for the Company's Senior Notes. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the three months ended September 30, 2018 and September 30, 2017, the Company had three land parcel sales that resulted in a $1.9 million gain and one land parcel sale that resulted in a negligible loss, respectively.
Provision for Income Taxes
During the three months ended September 30, 2018, the Company recorded a provision for income taxes of $9.0 million, for an effective tax rate of 22.0%. During the three months ended September 30, 2017, the Company recorded a provision for income taxes of $13.9 million for an effective tax rate of 31.6%. The decrease in the Company's effective tax rate is primarily due to the overall favorable impact of the Tax Cuts and Job Act ("Tax Act").

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $5.3 million during the 2018 period, compared to $2.6 million during the 2017 period due to the increase in active projects the Company participates in through the joint ventures.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the three months ended September 30, 2018 was $26.6 million, compared to net income available to common stockholders for the three months ended September 30, 2017 was $27.4 million.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	September 30,		Increase (Decrease)
	2018	2017	Amount	%
Lots Owned
California	3,648	1,616	2,032	126%
Arizona	3,756	4,541	(785)	(17)%
Nevada	2,745	2,871	(126)	(4)%
Colorado	1,006	1,376	(370)	(27)%
Washington	1,538	1,363	175	13%
Oregon	2,613	1,806	807	45%
Texas	3,199	—	3,199	N/M
Total	18,505	13,573	4,932	36%
Lots Controlled (1)
California	1,709	915	794	87%
Arizona	651	157	494	N/M
Nevada	—	410	(410)	(100)%
Colorado	2,368	292	2,076	711%
Washington	710	797	(87)	(11)%
Oregon	1,307	1,800	(493)	(27)%
Texas	3,885	—	3,885	N/M
Total	10,630	4,371	6,259	143%
Total Lots Owned and Controlled	29,135	17,944	11,191	62%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 29,135 lots owned and controlled at September 30, 2018 from 17,944 lots at September 30, 2017, primarily due to the acquisition of RSI Communities. Certain lots included in lots owned in California and Texas are associated with a land banking transaction that is consolidated on the Company’s accompanying balance sheet in accordance with ASC 470, as further discussed below.
Comparisons of the Nine Months Ended September 30, 2018 to September 30, 2017
Revenues from homes sales increased 22% to $1,424.3 million during the nine months ended September 30, 2018, compared to $1,171.8 million during the nine months ended September 30, 2017. The increase in revenue is primarily due to the 32% increase in the number of homes closed during the 2018 period. The number of net new home orders for the nine months ended September 30, 2018 increased 27% to 3,377 homes from 2,656 homes for the nine months ended September 30, 2017.

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Number of Net New Home Orders
California	915	783	132	17%
Arizona	344	401	(57)	(14)%
Nevada	318	236	82	35%
Colorado	404	229	175	76%
Washington	392	432	(40)	(9)%
Oregon	553	575	(22)	(4)%
Texas	451	N/A	N/M	N/M
Total	3,377	2,656	721	27%
The 27% increase in net new homes orders is driven by a 20% increase in average number of sales locations to 102 average locations in 2018, compared to 85 in the 2017 period, which is driven by the 26 communities added in conjunction with the acquisition of RSI Communities and opening of 27 new communities in the legacy operating segments, less any projects that closed out.

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	%
Cancellation Rates
California	15%	17%	(2)%
Arizona	11%	10%	1%
Nevada	19%	15%	4%
Colorado	11%	15%	(4)%
Washington	9%	15%	(6)%
Oregon	12%	15%	(3)%
Texas	17%	N/A	N/M
Overall	14%	15%	(1)%
Cancellation rates during the 2018 period decreased to 14% from 15% during the 2017 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Average Number of Sales Locations
California	29	23	6	26%
Arizona	6	8	(2)	(25)%
Nevada	13	13	—	—%
Colorado	14	14	—	—%
Washington	9	9	—	—%
Oregon	15	18	(3)	(17)%
Texas	16	N/A	N/M	N/M
Total	102	85	17	20%
The average number of sales locations for the Company increased to 102 locations for the nine months ended September 30, 2018 compared to 85 for the nine months ended September 30, 2017, driven by the 26 communities added in conjunction with the acquisition of RSI Communities. During the period, the Company opened 27 communities, while closing out 25 in the legacy operating segments.

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017
Quarterly Absorption Rates
California	10.5	11.3	(0.8)
Arizona	19.1	16.7	2.4
Nevada	8.2	6.1	2.1
Colorado	9.6	5.5	4.1
Washington	14.5	16.0	(1.5)
Oregon	12.3	10.6	1.7
Texas	9.4	N/A	N/M
Overall	11.0	10.4	0.6
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, increased for the nine months ended September 30, 2018 to 11.0 sales per project from

10.4 in the 2017 period. The Colorado segment has experienced increased absorption due to product offerings at price points below the local median home price.

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Number of Homes Closed
California	779	637	142	22%
Arizona	336	408	(72)	(18)%
Nevada	245	175	70	40%
Colorado	362	140	222	159%
Washington	350	292	58	20%
Oregon	403	529	(126)	(24)%
Texas	400	N/A	N/M	N/M
Total	2,875	2,181	694	32%

During the nine months ended September 30, 2018, the number of homes closed increased 32% to 2,875 from 2,181 in the 2017 period. The increase was primarily attributable to higher backlog conversion in California and higher absorption in Colorado, in addition to the new home deliveries resulting from the acquisition of RSI Communities.

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$510,581	$462,183	$48,398	10%
Arizona	105,089	118,695	(13,606)	(11)%
Nevada	145,205	103,448	41,757	40%
Colorado	157,074	77,149	79,925	104%
Washington	220,125	185,523	34,602	19%
Oregon	182,504	224,793	(42,289)	(19)%
Texas	103,753	N/A	N/M	N/M
Total	$1,424,331	$1,171,791	$252,540	22%
The 22% increase in homebuilding revenue is driven by the 32% increase in homes closed discussed above, slightly offset by the 8% decrease in the average sales price of homes closed between the 2018 and 2017 periods, which is primarily driven by product and geographical mix, and was impacted by the lower price point from the new Texas operating segment, which is below the Company average.

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Average Sales Price of Homes Closed
California	$655,400	$725,600	$(70,200)	(10)%
Arizona	312,800	290,900	21,900	8%
Nevada	592,700	591,100	1,600	—%
Colorado	433,900	551,100	(117,200)	(21)%
Washington	628,900	635,400	(6,500)	(1)%
Oregon	452,900	424,900	28,000	7%
Texas	259,400	N/A	N/M	N/M
Company Average	$495,400	$537,300	$(41,900)	(8)%

The average sales price of homes closed during the 2018 period decreased 8% primarily due to product and geographical mix, and was impacted by the lower price point from the new Texas operating segment.
Construction Services Revenue
Construction services revenue was $3.2 million for the nine months ended September 30, 2018, which was attributable to one project in Washington, compared to $0.1 million during the 2017 period, which was attributable to one project in California.
Gross Margin
Homebuilding gross margins increased to 17.9% for the nine months ended September 30, 2018 from 16.9% in the 2017 period, primarily driven by product and geographic mix for home deliveries, as well as new projects with closings above the previous Company averages. In addition, the increase is partially due to the Company's adoption of ASC 606, which resulted in the reclass of the amortization of capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements.
For the comparison of the nine months ended September 30, 2018 and the nine months ended September 30, 2017, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 23.0% for the 2018 period compared to 21.7% for the 2017 period. The increase was primarily a result of the increase in homebuilding gross margins described above coupled with the increase in the impact of interest in cost of sales.
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

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Home sales revenue	$1,424,331	$1,171,791
Cost of home sales	(1,169,191)	(973,212)
Homebuilding gross margin	255,140	198,579
Homebuilding gross margin percentage	17.9%	16.9%
Add: Interest in cost of sales	62,681	55,220
Add: Purchase accounting adjustments	9,975	—
Adjusted homebuilding gross margin	$327,796	$253,799
Adjusted homebuilding gross margin percentage	23.0%	21.7%
Sales and Marketing, General and Administrative

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
	(dollars in thousands)
Sales and Marketing	$80,420	$57,924	5.7%	4.9%
General and Administrative	83,067	61,447	5.8%	5.2%
Total Sales and Marketing & General and Administrative	$163,487	$119,371	11.5%	10.1%
Sales and marketing expense as a percentage of home sales revenue increased to 5.7% in the 2018 period compared to 4.9% in the 2017 period, which is driven by an increase in advertising and outside broker commissions, as well as the adoption of ASC 606 resulting in the reclass of the amortization of certain capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements. General and administrative expense increased to 5.8% in the 2018 period compared to 5.2% in the 2017 period as a result of continued investment in our growing operating business, incremental information technology investment and further investment in building out our financial services group.
Transaction Expenses
Transaction expenses relate entirely to one-time, non-recurring costs incurred in relation to the acquisition of RSI Communities on March 9, 2018.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures remained relatively consistent at $2.0 million for the nine months ended September 30, 2018 and $2.6 million during the comparable 2017 period.
Other Items
Interest activity for the nine months ended September 30, 2018 and September 30, 2017 is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Interest incurred	$66,791	$56,359
Less: Interest capitalized	66,791	56,359
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$73,622	$55,532
The increase in incurred interest for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to the Company's increase in borrowings in the 2018 period. In addition, the increase in cash paid for interest for the 2018 period compared to the 2017 period was due to timing of payments on interest for the Company's Senior Notes. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the nine months ended September 30, 2018 and 2017, the Company had six land parcel sales that resulted in a $1.9 million gain and two land parcel sales to a third party that resulted in a negligible loss, respectively.
Provision for Income Taxes
During the nine months ended September 30, 2018, the Company recorded a provision for income taxes of $19.6 million, for an effective tax rate of 21.5%. During the nine months ended September 30, 2017, the Company recorded a provision for income taxes of $17.5 million for an effective tax rate of 29.9%. The decrease in the Company's effective tax rate is primarily due to the overall favorable impact of the Tax Act.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $14.3 million during the 2018 period, compared to $4.6 million during the 2017 period due to the increase in active projects the Company participates in through the joint ventures.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders was $57.3 million for the nine months ended September 30, 2018, compared to $36.4 million for the nine months ended September 30, 2017.

Financial Condition and Liquidity
The U.S. housing market has continued to improve from the cyclical low points of the early years of the last real estate cycle. Strong housing markets have been associated with a healthy domestic economy and positive demographic trends, including employment and population growth. The Company has experienced strong growth in 2018 over 2017, with orders up 27%, against a backdrop of tight labor markets and geo-political changes. Although the economy overall has seen an increase in interest rates and short-term buyer concerns around affordability, we believe that homebuyer demand in the long term remains strong against our consistent homebuyer traffic levels and relatively limited supply in all of our markets. As a result, the Company's absorption rates for the nine months ended September 30, 2018 increased when compared to the 2017 period.
The Company benefits from a sizable and well-located lot supply, and as of September 30, 2018, the Company owned 18,505 lots, all of which are entitled, and had options to purchase an additional 10,630 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. Consistent with the entire homebuilding industry, during 2017 and into 2018, the Company experienced increased cycle times and cost increases in a number of its operating segments due to weather delays and availability of qualified trades. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
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
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the nine months ended September 30, 2018, the Company delivered 2,875 homes, and recognized home sales revenue of $1,424.3 million. During the nine months ended September 30, 2018, the Company used cash in operations of $185.0 million, which included investment in land acquisitions of$450.5 million, for net cash generated by operations of $265.5 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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
During the nine months ended September 30, 2018, Parent, through California Lyon, used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to September 30, 2018.

8 1/2% Senior Notes Due 2020
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
As of September 30, 2018, the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.6 million and deferred loan costs of $3.3 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

6% Senior Notes Due 2023
On March 9, 2018, California Lyon completed its private placement with registration rights of 6.00% Senior Notes due 2023 (the "6.00% Notes"), in an aggregate principal amount of $350 million. The 6.00% Notes were issued at 100% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 6.00% Notes offering to (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million of the outstanding aggregate principal amount of the 5.75% Notes. In September 2018, the Company exchanged 100% of the 6.00% Notes tendered in the exchange offer for notes that are freely transferable and registered under the Exchange Act.
As of September 30, 2018, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $6.4 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $450 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5 7/8% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of September 30, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of September 30, 2018, the outstanding principal amount of the 5.875% Notes was $450 million, excluding unamortized discount of $2.9 million and deferred loan costs of $6.5 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2018.

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
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of September 30, 2018, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of September 30, 2018, the Company had $220.0 million outstanding against the New Facility at an effective rate of 5.5%, as well as a letter of credit for $7.9 million. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the previous Second Amended Facility.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% on June 30, 2018, and further decrease to

60% effective as of December 31, 2018, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of September 30, 2018. The following table summarizes these covenants pursuant to the New Facility, and our compliance with such covenants as of September 30, 2018:

	Covenant Requirements at		Actual at
Financial Covenant	September 30, 2018		September 30, 2018
Minimum Tangible Net Worth	$621.3	million	$882.4	million
Maximum Leverage Ratio	65.0%		62.6%
Interest Coverage Ratio; or (1)	1.5		3.2
Minimum Liquidity (1)	$84.2	million	$147.9	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the nine months ended September 30, 2018, the Company paid approximately $450.5 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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

Seller Financing
During the nine months ended September 30, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.

Notes Payable

    The Company and certain of its consolidated joint ventures have entered into notes payable agreements. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of September 30, 2018 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
May, 2018	$128.0	$72.3	May, 2021	5.50%	(3)
May, 2018	13.3	7.3	June, 2020	5.14%	(4)
July, 2017	66.2	46.4	February, 2021	5.25%	(3)
January, 2016	35.0	23.4	February, 2019	5.49%	(2)
November, 2015	42.5	14.0	May, 2019	6.25%	(5)
March, 2014	4.0	—	October, 2018	5.07%	(1)
	$289.0	$163.4
(1) Loan bears interest at the Company's option of either LIBOR +3.0% or the prime rate +1.0%.
(2) Loan bears interest at LIBOR +3.25%.
(3) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.
(4) Loan bears interest at LIBOR +2.90%.
(5) Loan bears interest at the prime rate +1.0%.
In addition to the above, the Company had $1.4 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of September 30, 2018.

Net Debt to Total Capital
The Company’s ratio of net debt to total capital (net of cash) was 59.5% and 49.6% as of September 30, 2018 and December 31, 2017, respectively. The ratio of net debt to total capital (net of cash) is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Notes payable and Senior Notes	$1,516,249	$1,030,184
Total equity	997,827	860,630
Total capital	$2,514,076	$1,890,814
Ratio of debt to total capital	60.3%	54.5%
Notes payable and Senior Notes	$1,516,249	$1,030,184
Less: Cash and cash equivalents	(50,782)	(182,710)
Net debt	1,465,467	847,474
Total equity	997,827	860,630
Total capital (net of cash)	$2,463,294	$1,708,104
Ratio of net debt to total capital (net of cash)	59.5%	49.6%
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
The Company participated in one land banking arrangement during the nine months ended September 30, 2018 that was not a variable interest entity in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but was consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangement. Therefore, the Company has recorded the remaining purchase price of the land of $209.8 million as of September 30, 2018, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

September 30, 2018
Total number of land banking projects consolidated	1
Total number of lots	3,181
Total purchase price	$316,452
Balance of lots still under option and not purchased:
Number of lots	2,522
Purchase price	$249,375
Forfeited deposits if lots are not purchased	$39,705
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
Cash Flows—Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
For the nine months ended September 30, 2018 and 2017, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $185.0 million in the 2018 period compared to $23.0 million in the 2017 period. The change was primarily a result of (i) a net increase in spending on real estate inventories-owned of $303.1 million, net of $194.1 million of cash proceeds from a land banking arrangement, compared to $99.0 million in the 2017 period, partially offset by (ii) an increase in accounts payable of $26.8 million in the 2018 period compared to $9.8 million in the 2017 period due to timing of payments, and (iii) an increase in accrued expenses of $3.7 million in the 2018 period compared to a decrease of $1.7 million in the 2017 period.

•
Net cash used in investing activities was $482.7 million in the 2018 period primarily due to the cash paid for the RSI acquisition of $475.2 million in the 2018 period, for which there is no comparable amount in the 2017 period, in addition to an increase in purchases of property and equipment of $7.5 million in the 2018 period compared to $2.4 million in the 2017 period.

•
Net cash provided by financing activities increased to $535.8 million in the 2018 period from $26.4 million in the 2017 period. The change was primarily the result of (i) proceeds of $350.0 million from the issuance of the 6% Senior Notes in the 2018 period, for which there is no comparable amount in the 2017 period, (ii) principal payments of the 8.5% Senior Notes of $425.0 million in the 2017 period for which there is no comparable amount in the 2018 period, (iii) net proceeds from borrowings of $220.0 million against the revolving line of credit in the 2018 period, versus $21.0 million in the 2017 period, (iv) net proceeds from borrowings of $68.6 million against notes payable in the 2018 period compared to $3.7 million in the 2017 period, and (v) net noncontrolling interest contributions of $74.2 million in the 2018 period compared to $19.0 million in the 2017 period, partially offset by (vi) principal payments of the 5.75% Senior Notes of $150.0 million in the 2018 period, for which there is no comparable amount in the 2017 period, and (vii) proceeds from the issuance of the 5.875% Senior Notes of $446.5 million in the 2017 period, for which there is no comparable amount in the 2018 period.

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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of September 30, 2018, which includes lots owned as of September 30, 2018, lots consolidated in accordance with certain accounting principles as of September 30, 2018, homes either closed or in backlog as of or for the period ended September 30, 2018, parcels of undeveloped land held for future sale, and lots controlled as of September 30, 2018. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2018 (2)	Backlog at September 30, 2018 (3) (4)	Lots Owned or Controlled as of September 30, 2018 (5)	Homes Closed for the Nine Months Ended September 30, 2018	Estimated Sales Price Range (6)
California	7,206	1,849	451	5,357	779	$ 301,000 - 2,991,000
Arizona	5,029	1,294	169	4,407	336	$ 168,990 - 468,990
Nevada	2,458	962	159	2,745	245	$ 181,500 - 1,562,500
Colorado	4,301	927	214	3,374	362	$ 271,000 - 584,000
Washington	3,117	869	133	2,248	350	$ 284,990 - 1,329,990
Oregon	5,218	1,298	222	3,920	403	$ 194,990 - 779,990
Texas	7,767	400	248	7,084	400	$ 190,990 - 452,990
GRAND TOTALS	35,096	7,599	1,596	29,135	2,875

(1)
The estimated number of homes to be built at completion is approximate and includes home sites in our backlog. Such estimated amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes, and there can be no assurance that the Company will build these homes. Further, certain projects may include lots that the Company controls, and that are also reflected in "Lots Owned or Controlled as of September 30, 2018".

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of September 30, 2018, 1,100 represent homes that are completed or under construction.

(5)
Lots owned or controlled as of September 30, 2018 include lots in backlog at September 30, 2018 and projects with lots owned as of September 30, 2018 that are expected to open for sale and have an estimated year of first delivery of 2019 or later, as well as lots controlled as of September 30, 2018, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2018. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

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
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; variable interest entities; and business combinations. Management believes that there have been no significant changes to these policies during the nine months ended September 30, 2018, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at September 30, 2018 of $383.4 million where the interest rate is variable based upon certain bank reference or prime rates. The prime rate during the nine months ended September 30, 2018 ranged between 5.00% and 5.25%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $3.8 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of September 30, 2018 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at September 30, 2018
	2018	2019	2020	2021	2022
Fixed rate debt	$1,426	$—	$—	$—	$350,000	$800,000	$1,151,426	$1,115,546
Interest rate	—	—	—	—	7.0%	5.875 - 6.0%
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2018. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of September 30, 2018, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of September 30, 2018, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three month period ended September 30, 2018.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Approximate Dollar Value of Shares that may yet be Repurchased under the Stock Repurchase Program
July 31, 2018	131,614	$22.92	830	130,784	$37,773,964
August 31, 2018	60,531	$20.13	10,531	50,000	36,767,474
September 30, 2018	63,729	$17.44	729	63,000	35,668,466
Total	255,874		12,090	243,784
(1) The Company repurchased 12,090 shares from certain employees to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended September 30, 2018. Such shares were not repurchased pursuant to a publicly announced plan or program.
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

WILLIAM LYON HOMES,
a Delaware corporation

Date: November 5, 2018	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

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