Form 10-K
period 2018-12-31
WILLIAM LYON HOMES
filed 2019-02-28
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $763.1 million based on the closing sale price as reported on the New York Stock Exchange on such date. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 22, 2019
Common stock, Class A, par value $0.01	32,690,378
Common stock, Class B, par value $0.01	4,817,394
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2019 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: changes in mortgage and other interest rates; our ability to integrate successfully the operations from our strategic acquisitions with our existing operations; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; the availability and timing of mortgage financing; adverse weather conditions; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; government actions, policies, programs and regulations directed at or affecting the housing market (including the Tax Cuts and Jobs Act (the “Tax Cuts and Job Act”), the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities; defects in manufactured products or other homebuilding materials; utility company delays; changes in existing tax laws or enacted corporate income tax rates, including pursuant to the Tax Cuts and Job Act; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties described in Item 1A. "Risk Factors" in this report.

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
Overview
William Lyon Homes, a Delaware corporation, together with its subsidiaries, is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington, Oregon and Texas. The Company's core markets currently include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Seattle, Portland, Austin and San Antonio. The Company has a distinguished legacy of more than 62 years of homebuilding operations, over which time it has sold in excess of 106,000 homes. The Company believes that its markets are characterized by attractive long-term housing fundamentals and that it has a significant land supply, with 29,541 lots owned or controlled.
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
In 2018, the Company delivered 4,186 homes, with an average selling price ("ASP") of approximately $497,300, and recognized home sales revenues of $2.1 billion. As of December 31, 2018, the Company had a consolidated backlog of 1,041 sold but unclosed homes, with an associated sales value of $479.0 million, representing a 11% increase in value as compared to its backlog as of December 31, 2017. The average selling price of homes in backlog as of December 31, 2018 was approximately $460,100.

The Company’s Markets
The Company is currently operating in seven reportable operating segments: California, Arizona, Nevada, Colorado, Washington, Oregon and Texas. Each of the segments has responsibility for the management of the Company’s homebuilding and development operations within its geographic footprint. See Note 5 to the financial statements for further information.
The following table sets forth homebuilding revenue from each of the Company’s homebuilding segments for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
California (1)	$786,801	$682,806	$490,352
Arizona (2)	136,910	158,534	125,951
Nevada (3)	214,237	176,355	191,711
Colorado (4)	226,524	124,456	128,530
Washington (5)	311,111	332,302	154,600
Oregon (6)	247,878	320,621	311,059
Texas (7)	158,260	N/A	N/A
	$2,081,721	$1,795,074	$1,402,203

(1)
The California Segment consists of operations in Orange, Los Angeles, San Diego, Alameda, Contra Costa, Santa Clara, Riverside and San Bernardino counties. The offices are located in leased office spaces at 4695 MacArthur Court, 8th Floor, Newport Beach, CA 92660, 680 Newport Center Drive, 3rd Floor, Newport Beach, CA 92660, and 2603 Camino Ramon, Suite 450, San Ramon, CA 94583.

(2)	The Arizona Segment consists of operations in the Phoenix metropolitan area. The offices are located in a leased office building at 8840 E. Chaparral Road, Suite 200, Scottsdale, AZ 85250.

(3)	The Nevada Segment consists of operations in Clark and Nye counties. The offices are located in a leased office building at 1980 Festival Plaza Drive, Suite 500, Las Vegas, NV 89135.

(4)
The Colorado Segment consists of operations in Douglas, Grand, Jefferson, and Larimer counties. The offices are located in a leased office building at 400 Inverness Parkway, Suite 350, Englewood, CO 80112.

(5)	The Washington Segment consists of operations in King, Snohomish, and Pierce counties. The offices are located in a leased office building at 11624 SE 5th Street, Bellevue, WA 98005.

(6)	The Oregon Segment consists of operations in Clackamas and Washington counties. The offices are located in a leased office building at 703 Broadway Street, Suite 510, Vancouver, WA 98660.

(7)	The Texas Segment consists of operations in Travis and Bexar counties. The offices are located in a leased office building at 810 Hester’s Crossing Road, Suite 235, Round Rock, TX 78681.
Strategy and Lot Position
The Company owned approximately 17,649 lots and had options to purchase an additional 11,892 lots as of December 31, 2018. As used in this Annual Report on Form 10-K, “entitled” land typically has a development agreement and/or vesting tentative map, or a final recorded plat or map from the appropriate county or city government. Development agreements and vesting tentative maps generally provide for the right to develop the land in accordance with the provisions of the development agreement or vesting tentative map unless an issue arises concerning health, safety or general welfare. The Company’s sources of developed lots for its homebuilding operations are (1) purchase of smaller projects with shorter life cycles (merchant homebuilding) and (2) development of larger scale projects to perform land development activities for the purpose of (i) merchant homebuilding or (ii) selling lots to other builders, and/or master-planned communities.
The Company intends to continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy, which consists of:

1.	converting our lot supply into active projects;

2.	maximizing revenue at communities;

3.	maintaining a low cost structure;

4.	acquiring land positions through disciplined acquisition strategies near employment centers or transportation corridors;

5.	leveraging an experienced management team;

6.	deleveraging the balance sheet; and

7.	generating positive cash flows and strong returns for shareholders.
Land Acquisition and Development
To manage the risks associated with land ownership and development, the Company has a Corporate Land Committee, which is comprised of certain members of its senior executive management team whom are key operational and financial executives. As potential land acquisitions are being analyzed, the Corporate Land Committee must approve all land acquisitions. Further, the Company's board of directors must also approve land purchases over certain dollar thresholds. The Company’s long-term strategy consists of the following elements:

•	completing due diligence prior to contracting to acquire land;

•	reviewing the status of entitlements and other governmental processing to mitigate or eliminate zoning and other entitlement or development risk;

•	maximizing density to achieve more units per acre;

•	analyzing project pricing compared to the market's median home price;

•	focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value;

•	limiting land acquisition size to reduce investment levels in any one project where possible;

•	utilizing option, joint venture and other non-capital intensive structures to control land and reduce risk where feasible;

•	funding land acquisitions whenever possible with non-recourse seller financing;

•	employing centralized control of approval over all land transactions; and

•	diversifying with respect to market segments and product types.

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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of December 31, 2018, which includes lots owned as of December 31, 2018, lots consolidated in accordance with certain accounting principles as of December 31, 2018, homes either closed or in backlog as of or for the period ended December 31, 2018, and lots controlled as of December 31, 2018. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Annual Report on Form 10-K.

	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of December 31, 2018 (2)	Backlog at December 31, 2018 (3) (4)	Lots Owned or Controlled as of December 31, 2018 (5)	Homes Closed for the Year Ended December 31, 2018	Estimated Sales Price Range (6)
California	7,025	2,242	252	4,783	1,172	$302,000 - 2,991,000
Arizona	5,710	1,397	158	4,313	439	$179,990 - 487,990
Nevada	2,458	1,081	94	2,626	364	$181,500 - 1,572,900
Colorado	4,305	1,096	134	3,209	531	$271,000 - 584,000
Washington	3,267	1,014	41	2,253	495	$284,990 - 1,329,990
Oregon	5,822	1,480	128	4,342	585	$194,990 - 779,990
Texas	8,543	600	234	8,015	600	$192,990 - 454,990
GRAND TOTALS	37,130	8,910	1,041	29,541	4,186

(1)
The estimated number of homes to be built at completion is approximate and includes home sites in our backlog. Such estimated amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes, and there can be no assurance that the Company will build these homes. Further, certain projects may include lots that the Company controls, and that are also reflected in "Lots Owned or Controlled as of December 31, 2018".

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of December 31, 2018, 628 represent homes that are completed or under construction.

(5)
Lots owned or controlled as of December 31, 2018 include lots in backlog at December 31, 2018 and projects with lots owned as of December 31, 2018 that are expected to open for sale and have an estimated year of first delivery of 2019 or later, as well as lots controlled as of December 31, 2018, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2019. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

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

Sales and Marketing
Each segment's management team develops a sales and marketing strategy for each project, which includes:
•market studies of existing home sales, both re-sale and new homes, as well as competition market analysis to establish pricing;
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
The Company’s homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company and its joint ventures’ projects was approximately 16% during 2018 and 15% during 2017. Cancellations are caused by a variety of factors beyond the Company’s control such as buyer’s change in ability to secure financing over time, individual life changing events, or overall economic market conditions.
Warranty
The Company provides its homebuyers with a one to three year limited warranty, depending upon the timing of close of escrow and location of the project, covering workmanship and materials. The Company also provides its homebuyers with a limited warranty that covers “construction defects,” as defined in the limited warranty agreement provided to each home buyer, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which the Company builds. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with the Company and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration. In connection with the limited warranty covering construction defects, the Company maintains general liability insurance coverage. The Company believes that its insurance policies will respond to construction defect claims on homes that close during each policy period for the duration of the Company’s legal liability, upon satisfaction of the applicable self-insured retention. In all of our geographic markets with the exception of Texas, where we maintain and require our subcontractors to maintain a separate general liability policy, each of our insurance policies provides a single wrap-up policy of insurance to the Company and its subcontractors. As a result, the Company is not required to obtain proof of insurance from its subcontractors nor be named as an additional insured under their individual insurance policies regarding the subcontractors' general liability policies for work on the Company's projects. The subcontractors still must provide proof of insurance regarding general liability coverage for off-site work, worker's compensation and auto coverage. Furthermore, the Company generally requires that each subcontractor and design professional agreement provide the Company with an indemnity, subject to various limitations.
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
Customer Financing
The Company seeks to assist its home buyers in obtaining mortgage financing for qualified buyers. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers. In connection with the Polygon Acquisition in 2014, the Company acquired a membership interest in an unconsolidated joint venture which provides certain mortgage brokerage services, in part, to its customers in Washington and Oregon. In addition, in 2015 the Company announced the formation of a separate unconsolidated joint venture, of which it holds a membership interest, which provides a variety of mortgage banking services, in part, to its customers in California, Nevada, Arizona, Colorado and Texas. While the Company's affiliated mortgage ventures may offer or provide certain mortgage services to the Company's homebuyers, the Company's homebuyers may obtain mortgage financing to purchase its homes from any lender or other provider of their choice.
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
The Company and its competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company and its competitors to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. The Company’s projects in California are especially susceptible to restrictive government regulations and environmental laws. However, environmental laws have not, to date, had a material adverse impact on the Company’s operations. The Company’s wholly-owned subsidiary, California Lyon, is licensed as a general building contractor in California, Arizona and Nevada, in various municipalities within Colorado as required, and in Oregon. California Lyon holds a corporate real estate license under the California Real Estate Law. In addition, certain subsidiaries of the Company hold general contractor licenses and/or real estate broker licenses as necessary under the relevant jurisdictions.
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
As of December 31, 2018, California Lyon has outstanding its 7% Senior Notes due 2022, 6% Senior Notes due 2023, 5.875% Senior Notes due 2025, certain construction notes payable, borrowings under its revolving credit facility and a letter of credit from its revolving credit facility. In addition to these borrowings, the Company had availability of $311.4 million under its revolving credit facility. Parent, California Lyon and their subsidiaries and joint ventures have financed, and may in the future finance, certain project and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, lot option agreements and land banking transactions.
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
As of December 31, 2018, the Company employed 870 full-time employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, engineering, sales and marketing activities.
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

Further, the prior recession and downturn in the homebuilding industry had a significant adverse effect on us. While we believe that the housing market began to recover in fiscal year 2012 from the significant slowdown and that the fundamentals of the underlying broader domestic economy remain positive, we cannot predict the pace or scope of the recovery, and we have experienced a more tempered home price appreciation and moderate sales pace during recent years, with a good deal of variation between our markets, following the steep rebound of home prices in 2012 and 2013. We cannot predict the timing, duration or ultimate magnitude of any economic downturn or the continuation of the current recovery, nor can we provide assurance that should the recovery not continue, our response would be successful. The recent improvement in housing market conditions following a prolonged and severe housing downturn may not continue, and any slowing or reversal of the present housing recovery may materially and adversely affect our business and results of operations. For example, during the fourth quarter of 2018, we experienced reduced demand for homes from consumers largely due to affordability concerns stemming from rising mortgage interest rates and steady home price appreciation over the past several years in certain of our markets, which negatively impacted our operations. We can provide no assurance as to the duration of this reduced demand, or that consumers will resume purchasing our homes at the rates they did in the recent recovery periods.

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
In general, housing demand is negatively impacted by the unavailability of mortgage financing, as a result of declining customer credit quality, tightening of mortgage loan underwriting standards and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. Most of our buyers finance their home purchases through one of our mortgage ventures or third-party lenders providing mortgage financing. If mortgage rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, home sales, gross margins and cash flow may also be adversely affected and the impact may be material. The U.S. Federal Open Market Committee has raised the target range for the federal funds rate several times in the last few years, and may continue to do so based on expectations regarding inflation, the labor market and economic expansion. We are unable to predict if, or when, the Federal Open Market Committee will announce further increases or the impact of any such increases on home mortgage interest rates, and mortgage interest rates during 2019 and beyond may prove to be more volatile than in recent years. Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes. Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide homebuyers with a financing contingency.  Financing contingencies may allow homebuyers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  Further, even if potential customers do not need financing, changes in the availability of mortgage products or increases in mortgage costs may make it harder for them to sell their current homes to potential buyers who need financing, which has in some cases led to lower demand for new homes. As a result, rising interest rates can decrease our home sales.  Any of these factors could have a material adverse effect on the Company's business and results of operations.
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
In addition, future legislation, executive orders or changes in government policies could significantly affect the availability and cost of mortgage financing, including further changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act. We are unable to predict the impact, if any, of these potential changes on our home sales or financial performance.
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

The Company's buyers may obtain mortgage financing for their home purchases from any lender or other provider of their choice, including one of the Company's mortgage ventures or an unaffiliated lender. If, due to credit or consumer lending market conditions, regulatory requirements, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to the Company's buyers, the number of homes that the Company delivers, the Company's business and its consolidated financial statements may be materially and adversely affected.

The Company can provide no assurance as to a lenders’ ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for the Company's homebuyers. Such inability or unwillingness may result in mortgage loan funding issues that slow deliveries of the Company's homes and/or cause cancellations, which in each case may have a material adverse effect on the Company's business and its consolidated financial statements. In addition, recent changes to mortgage loan disclosure requirements to consumers may potentially delay lenders’, including the Company's mortgage ventures', completion of the mortgage loan funding process for borrowers. Specifically, the Consumer Financial Protection Bureau (CFPB) has adopted a rule governing the content and timing of mortgage loan disclosures to borrowers, commonly known as TILA-RESPA Integrated Disclosures or TRID, which became effective on October 3, 2015.  Lender compliance with TRID could result in delays in loan closings and the delivery of homes that materially and adversely affect the Company's financial results and operations.

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
The Company presently conducts most of its business in the following geographic areas within the Western U.S. region: Southern California, Northern California, Arizona, Nevada, Colorado, Washington, Oregon and Texas. The Company’s geographic concentration in the Western U.S. could adversely impact the Company if the homebuilding business in its current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.
In addition, a prolonged economic downturn in one or more of these areas, or in any sector of employment on which the residents in such areas are substantially dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. For example, much of the employment base in the Pacific Northwest and Northern California markets are dependent upon the technology sector, and Nevada the hospitality and gaming sector, and the local economies in certain Colorado and Texas markets are to a large extent driven by the oil and gas industry. Further, during the downturn from 2008 to 2010, land values, the demand for new homes and home prices declined substantially in California, negatively impacting the Company’s profitability and financial position. In addition, in the past the state of California has experienced severe budget shortfalls and taken measures such as raising taxes and increasing fees to offset the deficit. Accordingly, the Company's sales, results of operations, financial condition and business would be negatively impacted by a decline in the economy, the job sector or the homebuilding industry in the Western U.S. regions in which our operations are concentrated.

Negative environmental impacts from, and legal and regulatory requirements in response to, severe and prolonged drought conditions in California, Arizona and Nevada could adversely affect our business and results of operations in those regions and our consolidated financial statements.

Certain areas in which we operate, particularly California and parts of Arizona and Nevada, have experienced extreme or exceptional drought conditions from time to time. In response to these conditions and concerns that they may continue for an extended period of time or worsen, government officials have taken, or have proposed taking, a number of steps to preserve potable water supplies, such as the actions taken by governmental entities and agencies in the State of California in recent years. While the Governor of California lifted an emergency drought declaration in 2017, and California experienced significant snow and rainfall in more recent periods, urban water use reporting requirements and prohibitions on wasteful water practices are still in effect. To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially restrict, delay the issuance of, or proscribe new water connection permits for homes or businesses, increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs, adopt higher efficiency requirements for water-using appliances or fixtures, limit or ban the use of water for construction activities, impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers, and/or impose fines and penalties for noncompliance with any such measures, all of which may adversely impact our new home deliveries. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership. We can offer no assurance whether, where and the extent to which these or additional conservation measures might be imposed by local water agencies or suppliers in California or by other federal, state or local lawmakers or regulators in Arizona, California and Nevada. Further, if potable water supplies become further constrained due to persistent drought conditions, tighter conservation requirements may be imposed that could limit, impair or delay our ability to acquire and develop land, or build and deliver homes, increase our production costs, or cause the fair value of affected land or land interests in our inventory to decline, which could result in inventory impairment or land option contract abandonment charges, or both, or negatively affect the economies of, or diminish consumer interest in living in, water-constrained areas. These impacts, individually or collectively, could adversely affect our business and consolidated financial statements, and the effect could be material.

Changes to applicable tax laws could have an adverse effect on our business.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which contains substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business and continuing operations. Prior to the Tax Cuts and Job Act’s enactment, significant expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual’s or household’s federal, and in some cases state, taxable income, subject to various limitations. The Tax Cuts and Job Act established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including real estate taxes. The Tax Cuts and Job Act also raised the standard deduction. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices, in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes, including in certain of our served markets in California. As a result, some communities in our California operations could experience lower net orders and/or a tempering of average sales prices in future periods depending on how homebuyers react to the tax law changes under the Tax Cuts and Job Act. In addition, if the federal government further changes, or a state government changes, its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, the after-tax cost of owning a home could measurably increase. Any increases in personal income tax rates and/or tax deduction limits or restrictions enacted at the federal or state levels, including those enacted under the Tax Cuts and Job Act, could adversely impact demand for and/or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.
Increases in the Company’s cancellation rate could have a negative impact on the Company’s home sales revenue and home building gross margins.
During the years ended December 31, 2018, 2017, and 2016, the Company experienced cancellation rates of 16%, 15%, and 16%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and the Company’s results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, buyer's remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond the Company’s control. Increased levels of home order cancellations would have a negative impact on the Company’s home sales revenue and financial and operating results.

If we are not able to develop our communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.

Before a community can open for sale, significant expenditures are required to acquire land, to obtain or renew permits, development approvals and entitlements and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. There may be a lag between the time we acquire land or options for land for development or developed home sites and the time we can bring the communities to market and sell homes. We can also experience significant delays in obtaining permits, development approvals and entitlements, delays resulting from local, state or federal government approvals (including due to an extended failure of lawmakers to agree on a budget or appropriation legislation to fund relevant operations or programs) and utility company constraints or delays, or delays in a land seller's lot deliveries or from rights or claims asserted by third parties, which may be outside of our control. For example, in January 2019, in response to potential liabilities arising from a series of recent catastrophic wildfires in Northern California, PG&E Corporation, a major gas and electric utility company servicing various geographic markets, including Northern California, initiated voluntary bankruptcy proceedings, which may result in potential service disruptions, or constraints or delays in providing such utilities in the markets in which PG&E Corporation currently operates. Additionally, we may also have to renew existing permits and there can be no assurances that these permits will be renewed. Lag time varies on a project-by-project basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. As a result of these possible delays, we face the risk that demand for housing may decline during this period and we will not be able to open communities and sell homes at expected prices or within anticipated time frames or at all. The market value of home inventories, undeveloped land, options for land and developed home sites can fluctuate significantly because of changing market conditions. Each of these factors may have a significant negative impact on our financial and operational results.

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
As a homebuilder, the Company is subject to numerous risks, many of which are beyond management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geologic events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting the Company’s sales and profitability. Many of the Company’s projects are located in California, which has experienced significant earthquake activity and seasonal wildfires. Areas in Colorado have also been subjected to seasonal wildfires and soil subsidence, as well as periods of extremely cold weather and snow. Further, the Company operates in markets in the Pacific Northwest that experience high levels of rain, and there may be significant rainfall from a strong El Nino weather pattern in California and other Western U.S. regions. In addition, certain Texas markets have experienced significant flooding in recent years. In addition to directly damaging the Company’s projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting the Company’s ability to market homes in those areas and possibly increasing the costs of completion.
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
The residential construction industry experiences serious material shortages from time to time, including shortages in labor, insulation, drywall, cement, steel and lumber. These labor and material shortages can be more severe during periods of strong demand for housing and during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. From time to time, we have experienced volatile price swings in the cost of labor and materials, including in particular, the cost of labor, lumber, cement, steel and drywall. In addition, environmental and other regulations and import tariffs and trade restrictions have had, and in the future could continue to have, an adverse impact on the cost of certain raw materials such as lumber. The Company generally is unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be in advance of the construction of the home. During the most recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market, which may limit capacity for new construction until the labor base grows. Additionally, the cost of petroleum products, which are used to deliver our materials, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents, which could affect the price of our important raw materials. Shortages could cause delays in and increase our costs of home construction, and increases in construction costs may, over time, erode the Company’s gross margins from home sales, particularly if pricing competition restricts the ability to pass on any additional costs of materials or labor, thereby decreasing gross margins from home sales, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of building materials and products used in our homes.
The federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum, lumber, solar panels and washing machines, raising our costs for these items (or products made with them), and has threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our construction costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial statements.
We may not be successful in integrating acquisitions or implementing our growth strategies.
In August 2014, we closed the Polygon Acquisition, marking our entry into the Washington and Oregon markets, and in March 2018, we closed the RSI Acquisition, marking our entry into the Texas market. We may in the future consider growth or expansion of our operations in our current markets or in new markets, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations, and any future acquisitions could result in the dilution of existing shareholders if we issue our common shares as consideration. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

We may write-off intangible assets, such as goodwill.

We have recorded intangible assets, including goodwill in connection with the Polygon and RSI Acquisitions. On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
The Company’s success depends on key executive officers and personnel.
The Company’s success is dependent upon the efforts and abilities of its executive officers and other key employees, many of whom have significant experience in the homebuilding industry and in the Company’s divisional markets. In particular, the Company is dependent upon the services of William H. Lyon, Executive Chairman and Chairman of the Board, and Matthew R. Zaist, Chief Executive Officer and President, as well as the services of the corporate senior management, division presidents and division management teams and other personnel in the corporate office. The loss of the services or limitation in the availability of any of these executives or key personnel, for any reason, could hinder the execution of our business strategy and have a material adverse effect upon the Company’s business, prospects, liquidity, financial condition or results of operation. Further, such a loss could be negatively perceived in the capital markets.

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
We provide certain mortgage-related services to our customers and other homebuyers, which ventures are subject to extensive government regulations.
The business operations of our mortgage ventures and additional current or future financial services operations such as title operations, are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. If any of the financial services ventures are determined to have violated federal or state regulations, they may face the loss of licenses or other required approvals or could be subject to fines, penalties, civil actions or could be required to suspend their activities, and we may face the same consequences for any violations of regulations applicable to us, each of which could have an adverse effect on the ventures’, and our, reputation, results and operations. In addition, to the extent that any of our mortgage ventures were faced with any claims for losses or liabilities arising from the services performed that were in excess of any reserve levels, then there may be an adverse impact on the ventures’ financial condition or ability to operate, or cause us to recognize losses with respect to our equity interest in the ventures, or cause our customers to seek mortgage loans from other lenders and/or experience mortgage loan funding issues that could delay our delivering homes to them and/or cause them to cancel their home purchase contracts with us.
We could be responsible for employment-related liabilities with respect to our contractors’ employees.
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors.  Even if we are not deemed to be joint employers with our contractors, we may be subject to legislation that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage. In addition, California’s Governor recently signed legislation, AB 1701, that requires direct construction contractors to assume and be liable for unpaid wages, fringe or other benefit payments or contributions, including interest, incurred by a subcontractor at any tier for contracts entered into on or after January 1, 2018, which may result in increased costs.
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

We rely on information technology and other computer resources to perform important operational and marketing activities as well as to maintain our business and employee records and financial data. Our computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by our personnel or third-party service providers. Although we have implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and otherwise protect our information technology, computer intrusion efforts are becoming increasingly sophisticated and even the controls that we have installed might be breached. Further, many of these computer resources are provided to us or are maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards, but which are ultimately outside of our control.  If we were to experience a significant period of disruption in our information technology systems that involve interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. Additionally, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information, which could result in significant financial or reputational damage to us.
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

We are highly leveraged. At December 31, 2018, the total outstanding principal amount of our debt was approximately $1,321.3 million. In addition, we have the ability to incur additional indebtedness under our Revolving Credit Facility, subject to a borrowing base formula, and under our project-level financing facilities. As of December 31, 2018, we would have had up to approximately $416.3 million of additional borrowing capacity under our Revolving Credit Facility and our project-level financing facilities. Moreover, the terms of the indentures governing our outstanding Senior Notes and the Revolving Credit Facility permit us to incur additional debt, in each case, subject to certain restrictions. Our high level of indebtedness could have detrimental consequences, including the following:

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

As a result of these restrictions, our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited. In addition, our Revolving Credit Facility contains a maximum leverage ratio that decreased to 62.5% effective as of December 31, 2018 through and including December 30, 2019. Our leverage ratio as of December 31, 2018, as calculated under the Revolving Credit Facility, was approximately 59.2%. Failure to have sufficient borrowing base availability in the future or be in compliance with our maximum leverage ratio under the Revolving Credit Facility could have a material adverse effect on our operations and financial condition.

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
Our common stock consists of two classes: Class A and Class B. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to five votes per share, on all matters entitled to be voted on by our common stockholders. Based on the number of shares outstanding as of February 22, 2019, William H. Lyon, individually or through affiliated entities, holds approximately 51% of the voting power of the Company's common stock, assuming exercise in full of the warrant to purchase additional shares of Class B Common Stock, through ownership of 100% of the outstanding Class B Common Stock, a warrant to purchase 1,907,550 additional shares of Class B Common Stock and ownership of shares of Class A Common Stock. In addition, our Amended and Restated Certificates of Incorporation provides for certain preemptive rights to the holders of our Class B Common Stock, which would permit such holders to purchase additional shares of Class B Common Stock up to a certain amount in order to preserve their then-current voting power in the event of certain issuances of our Class A Common Stock, subject to certain exceptions.
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
Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A Common Stock to decline. We had 32,690,378 shares of Class A Common Stock and 4,817,394 shares of Class B Common Stock outstanding as of February 22, 2019, excluding 1,907,550 shares of Class B Common Stock issuable upon the exercise of a warrant held by the holder of our Class B Common Stock and shares of unvested restricted stock and Class A Common Stock issuable upon exercise of outstanding stock options. All of these shares, other than the shares of Class B Common Stock beneficially owned by William H. Lyon through Lyon Shareholder 2012, LLC, and certain shares of Class A Common Stock held by our directors and officers and other “affiliates”, as defined in Rule 144 of the Securities Act, or Rule 144, are freely tradeable without restriction under the Securities Act. Based on current ownership trends, the Company believes that Stockholders holding up to approximately 4,817,394 shares of our common stock as of February 22, 2019, which includes the Class A Common Stock that may be issued upon conversion of the outstanding Class B Common Stock on a one-to-one basis, have exercised their registration rights to include their shares of common stock in registration statements related to our securities, including our Registration Statement on Form S-3 (File No. 333-194517) that was declared effective by the Securities and Exchange Commission on March 20, 2014. Shares of common stock sold under this shelf registration statement can be freely sold in the public market, and even if not sold pursuant to an effective registration statement, shares held by affiliates may be sold under Rule 144 subject to the volume and manner of sale, and other, requirements thereunder. Any sale of a large number of shares of common stock by our existing stockholders could reduce the trading price of our common stock. In addition, investors would incur dilution upon the exercise of stock options or other equity-based awards under our equity incentive plan, and upon any exercise of preemptive rights granted pursuant to our Certificate of Incorporation to holders of our Class B Common Stock upon the issuance of Class A Common Stock in potential future offerings. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon exercise of outstanding options or for other reasons. Any such future issuances of our common stock or convertible or other equity-linked securities will dilute the ownership interest of the holders of our Class A Common Stock. We cannot predict the size of future issuances of our common stock or other equity-related securities or the effect, if any, that they may have on the market price of our Class A Common Stock.
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

	2018		2017
Calendar Quarter Ended	High	Low	High	Low
March 31	$32.43	$23.65	$21.20	$16.37
June 30	29.36	22.62	24.51	19.76
September 30	24.86	15.89	25.18	18.85
December 31	15.54	10.32	30.79	22.77
As of February 22, 2019, the Company had approximately 56 stockholders of record, 55 of which were holders of the Company's Class A Common Stock, including shares of unvested restricted stock awards, and one of which was a holder of the Company's Class B Common Stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
William Lyon Homes	$100	$91.55	$74.53	$85.95	$131.35	$48.28
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
S&P Composite 1500 Homebuilding Index	100	104.27	111.06	106.51	187.28	126.08
The above graph is based on the Company's Class A common stock and index prices calculated as of the dates indicated. The closing price of the Company's Class A common stock on the New York Stock Exchange was $10.69 per share on December 31, 2018 and $29.08 per share on December 31, 2017. Total return assumes $100 invested at market close on May 16, 2013 in the Company's Class A common stock, the S&P 500 Index and the S&P Composite 1500 Homebuilding Index, and the re-investment of all dividends. The performance of our common stock as presented above reflects past performance only and is not indicative of future performance.

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

Recent Sales of Unregistered Securities
Other than the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K during fiscal year 2018, we did not make any sales of unregistered securities during 2018.

Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three month period ended December 31, 2018.

Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased under the Stock Repurchase Program (1)	Approximate Dollar Value of Shares that may yet be Repurchased under the Stock Repurchase Program
October 31, 2018	284,708	$14.51	284,708	$31,537,306
November 30, 2018	—	N/A	—	31,537,306
December 31, 2018	—	N/A	—	31,537,306
Total	284,708		284,708
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
The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017, and 2016 has been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2016, and as of and for the years ended December 31, 2015, and 2014 have been derived from the Company’s audited financial statements for such years, which are not included herein.
You should read this summary in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
	2018	2017	2016	2015	2014
(in thousands except number of shares, per share data and number of homes)
Statement of Operations Data:
Revenues
Home sales	$2,081,721	$1,795,074	$1,402,203	$1,078,928	$857,025
Construction services	5,450	1,454	3,837	25,124	37,728
Total revenues	2,087,171	1,796,528	1,406,040	1,104,052	894,753
Operating income	138,905	137,956	93,968	80,247	75,473
Income before extinguishment of debt and provision for income taxes	144,738	142,512	102,817	87,067	78,323
Provision for income taxes	(30,620)	(62,933)	(34,850)	(26,806)	(23,797)
Net income	115,133	57,751	67,967	60,261	54,526
Net income available to common stockholders	91,596	48,135	59,696	57,336	44,625
Income per common share:
Basic	$2.42	$1.30	$1.62	$1.57	$1.41
Diluted	$2.32	$1.24	$1.55	$1.48	$1.34
Weighted average common shares outstanding:
Basic	37,832,073	37,040,137	36,764,799	36,546,227	31,753,110
Diluted	39,419,059	38,663,667	38,474,900	38,767,556	33,263,343
Operating Data (including consolidated joint ventures) (unaudited):
Number of net new home orders	4,133	3,328	2,775	2,575	1,677
Number of homes closed	4,186	3,239	2,781	2,314	1,753
Average sales price of homes closed	$497	$554	$504	$466	$489
Cancellation rates	16%	15%	16%	20%	18%
Backlog at end of period, number of homes	1,041	822	733	739	478
Backlog at end of period, aggregate sales value	$478,952	$433,012	$410,675	$391,770	$260,127

	December 31,
	2018	2017	2016	2015	2014
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,779	$182,710	$42,612	$50,203	$52,771
Real estate inventories—Owned	2,333,207	1,699,850	1,771,998	1,675,106	1,404,639
Real estate inventories—Not owned	315,576	—	—	—	—
Total assets	2,929,774	2,061,104	2,011,280	1,923,450	1,659,724
Total debt	1,321,345	1,030,184	1,080,650	1,105,776	925,398
Total William Lyon Homes stockholders’ equity	863,322	780,472	697,086	632,095	569,915
Noncontrolling interests	151,005	80,158	66,343	39,374	27,231

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington Oregon, and Texas. The Company's core markets currently include Orange County, Los Angeles, the Inland Empire, the San Francisco Bay Area, Phoenix, Las Vegas, Denver, Portland, Seattle, Austin and San Antonio. The Company has a distinguished legacy of more than 62 years of homebuilding operations, over which time we have sold in excess of 106,000 homes. The Company believes that its markets are characterized by attractive long-term housing fundamentals. The Company believes that it holds leading market share positions in most of its markets and has a significant land supply.
Although the Company experienced a robust start to the year, the latter half was followed by an industry-wide softening in demand and reduction in sales pace. While the long-term fundamentals remain positive in the broader economy as well as our local markets, the cost of home ownership has increased with the significant price appreciation in several of our markets over the last few years, combined with the recent rise in mortgage interest rates. In combination, these conditions have caused some recent moderation of demand for new homes; however, the supportive economic conditions including high consumer confidence and robust employment, in conjunction with a relatively limited supply of new homes in all of our markets, suggests a favorable environment for strong demand in the long-term.
On March 9, 2018, the Company completed its acquisition of the residential homebuilding operations of RSI Communities and its affiliates, such operations being referred herein as "RSI Communities", which marked the beginning of the Texas operating segment, in addition to expanding the Company's footprint in the California operating segment. Financial data herein as of December 31, 2018, and for the year ended December 31, 2018 include operations for these operating segments for the period from March 9, 2018 (date of acquisition) through December 31, 2018, respectively.
The Company experienced a record homebuilding revenue year in 2018, with homebuilding revenue of $2.1 billion, demonstrating strong growth over 2017, against a backdrop of tight labor markets and geo-political change. In 2018, the Company opened 31 new home communities in the legacy operating segments, while adding 30 communities in conjunction with the acquisition of RSI Communities. As of December 31, 2018, our average community count for the period then ended was 106 locations, which is a 26% increase from the previous period.

Results of Operations
In the year ended December 31, 2018, the Company delivered 4,186 homes, with an average selling price of approximately $497,300, and recognized home sales revenues and total revenues of $2.1 billion. The Company generated net income available to common shareholders of $91.6 million for the year ended December 31, 2018, and income per share of $2.42. The Company's net income was reduced by the transaction expenses of $3.9 million entirely related to one-time, non-recurring costs incurred in the acquisition of RSI Communities on March 9, 2018.
As of December 31, 2018, the Company had a consolidated backlog of 1,041 sold but unclosed homes, with an associated sales value of $479.0 million, representing a 27% increase in units, and an 11% increase in dollars, as compared to the backlog at December 31, 2017. The Company believes that the attractive fundamentals in its markets, its leading market share positions, its long-standing relationships with land developers, its significant land supply and its focus on providing the best possible customer experience, positions the Company to capitalize on meaningful growth.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 18.2% and 23.1%, respectively, for the year ended December 31, 2018, as compared to 17.6% and 22.3%, respectively, for the year ended December 31, 2017.

Comparisons of the Year Ended December 31, 2018 to December 31, 2017

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Number of Net New Home Orders
California	1,109	935	174	19%
Arizona	436	496	(60)	(12)%
Nevada	372	305	67	22%
Colorado	493	337	156	46%
Washington	445	555	(110)	(20)%
Oregon	641	700	(59)	(8)%
Texas	637	N/A	N/M	N/M
Total	4,133	3,328	805	24%
The 24% increase in the number of net new home orders was driven by a 26% increase in the average number of sales locations to 106 average locations in 2018, compared to 84 average locations in the 2017 period, which is driven by the 30 communities added in conjunction with the acquisition of RSI Communities and opening of 32 new communities in the legacy operating segments, less any projects that closed out. The decrease in net new home orders in Washington of 20% is due to the decrease in the segment's monthly absorption rate to 3.7 in the 2018 period from 4.6 in the 2017 period.

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount
Cancellation Rates
California	17%	18%	(1)%
Arizona	11%	9%	2%
Nevada	21%	18%	3%
Colorado	13%	15%	(2)%
Washington	10%	14%	(4)%
Oregon	15%	16%	(1)%
Texas	19%	N/A	N/M
Overall	16%	15%	1%
Cancellation rates during the 2018 period slightly increased to 16% from 15% during the 2017 period. The first half of the 2018 period experienced a decline in cancellation rates year-over-year, while the latter half of the year transitioned into more leveled, then eventual increase in rates across periods. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions.

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Average Number of Sales Locations
California	30	23	7	30%
Arizona	6	7	(1)	(14)%
Nevada	13	13	—	—%
Colorado	14	15	(1)	(7)%
Washington	10	10	—	—%
Oregon	15	16	(1)	(6)%
Texas	18	N/A	N/M	N/M
Total	106	84	22	26%

The average number of sales locations for the Company increased to 106 locations for the year ended December 31, 2018 compared to 84 for the year ended December 31, 2017. As of December 31, 2018, the Company was selling out of 120 locations, up from 77 at December 31, 2017, driven by the 30 communities added in conjunction with the acquisition of RSI Communities. During the 2018 period, on a consolidated basis, the Company opened 32 communities, while closing out 32 in the legacy operating segments.

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount
Monthly Absorption Rates
California	3.1	3.4	(0.3)
Arizona	6.1	5.9	0.2
Nevada	2.4	2.0	0.4
Colorado	2.9	1.9	1.0
Washington	3.7	4.6	(0.9)
Oregon	3.6	3.6	—
Texas	2.9	N/A	N/M
Overall	3.2	3.3	(0.1)
The Company's consolidated monthly absorption rate, representing number of net new home orders divided by average sales locations for the period, slightly decreased to 3.2 sales per project for the 2018 period from 3.3 for the 2017 period. This is primarily driven by slower absorption rates in California and Washington, both segments that have experienced significant price appreciation over the last two years.

	December 31,		Increase (Decrease)
	2018	2017	Amount	%
Backlog (units)
California	252	240	12	5%
Arizona	158	161	(3)	(2)%
Nevada	94	86	8	9%
Colorado	134	172	(38)	(22)%
Washington	41	91	(50)	(55)%
Oregon	128	72	56	78%
Texas	234	N/A	N/M	N/M
Total	1,041	822	219	27%

The Company’s backlog at December 31, 2018 increased 27% to 1,041 units from 822 units at December 31, 2017. The increase in backlog is primarily driven by the 24% increase in new home orders over prior period.

	December 31,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$175,205	$167,938	$7,267	4%
Arizona	53,581	49,656	3,925	8%
Nevada	52,604	62,105	(9,501)	(15)%
Colorado	62,091	65,716	(3,625)	(6)%
Washington	23,060	55,583	(32,523)	(59)%
Oregon	51,181	32,014	19,167	60%
Texas	61,230	N/A	N/M	N/M
Total	$478,952	$433,012	$45,940	11%
The dollar amount of backlog of homes sold but not closed as of December 31, 2018 was $479.0 million, up 11% from $433.0 million as of December 31, 2017. The increase is primarily the result of the increase in net orders described above, partially offset by the 13% decrease in the average sales price of homes in backlog when compared with the prior period. The increase in the dollar amount of backlog of homes sold but not closed as described above generally results in an increase in operating revenues in the subsequent period as compared to the previous period.
In California, the dollar amount of backlog increased 4% to $175.2 million as of December 31, 2018 from $167.9 million as of December 31, 2017, which is attributable to the 5% increase in the number of homes in backlog resulting from our expansion in the Inland Empire through the RSI acquisition. The increase was slightly offset by the decrease in average selling price of homes in backlog to $695,300 as of December 31, 2018 compared to $699,700 as of December 31, 2017, which is related to product mix.
In Arizona, the dollar amount of backlog increased 8% to $53.6 million as of December 31, 2018 from $49.7 million as of December 31, 2017, which is attributable to a 10% increase in the average selling price of homes in backlog as of December 31, 2018 to $339,100 from $308,400 at December 31, 2017. The increase was partially offset by a 2% decrease in the number of units in backlog at December 31, 2018, to 158 from 161 as of December 31, 2017.
In Nevada, the dollar amount of backlog decreased 15% to $52.6 million as of December 31, 2018 from $62.1 million as of December 31, 2017, which is attributable to a decrease in the average selling price of homes in backlog to $559,600 as of December 31, 2018, down 23% from $722,200 as of December 31, 2017. The decrease is partially offset by a 9% increase in the number of units in backlog as December 31, 2018, to 94 from 86 as of December 31, 2017.
In Colorado, the dollar amount of backlog decreased 6% to $62.1 million as of December 31, 2018, from $65.7 million as of December 31, 2017, which is attributable to a 22% decrease in the number of units in backlog at December 31, 2018, to 134 from 172 at December 31, 2017. The decrease was mostly offset by an increase in average selling price of homes in backlog of 21% to $463,400 as of December 31, 2018 from $382,100 as of December 31, 2017.
In Washington, the dollar amount of backlog decreased 59% to $23.1 million as of December 31, 2018, from $55.6 million as of December 31, 2017. The decrease is attributable to a 55% decrease in the number of units in backlog as of December 31, 2018, to 41 from 91 at December 31, 2017, in addition to an 8% decrease in the average selling price of homes in backlog as of December 31, 2018 to $562,400 from $610,800 at December 31, 2017.
In Oregon, the dollar amount of backlog increased 60% to $51.2 million as of December 31, 2018, from $32.0 million as of December 31, 2017. The increase is attributable to a 78% increase in the number of units in backlog at December 31, 2018, to 128 from 72 at December 31, 2017, which was partially offset by a 10% decrease in the average selling price of homes in backlog as of December 31, 2018 to $399,900 from $444,600 at December 31, 2017.

In Texas, which is a new operating segment resulting from the acquisition of RSI Communities, the dollar amount of backlog was $61.2 million, with units in backlog of 234, for which there are no comparable amounts as of December 31, 2017.

	December 31,		Increase (Decrease)
	2018	2017	Amount	%
Number of Homes Closed
California	1,172	919	253	28%
Arizona	439	539	(100)	(19)%
Nevada	364	278	86	31%
Colorado	531	240	291	121%
Washington	495	516	(21)	(4)%
Oregon	585	747	(162)	(22)%
Texas	600	N/A	N/M	N/M
Total	4,186	3,239	947	29%

During the year ended December 31, 2018, the number of homes closed increased 29% to 4,186 in the 2018 period from 3,239 in the 2017 period, the highest since 2007. The increase is attributable to an increase in net new orders by 24% in the 2018 period, partly due to the new home deliveries resulting from the acquisition of RSI Communities, in addition to an increase of 26% in the average number of sales locations to 106 locations during the 2018 period compared to 84 locations during the 2017 period.

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$786,801	$682,806	$103,995	15%
Arizona	136,910	158,534	(21,624)	(14)%
Nevada	214,237	176,355	37,882	21%
Colorado	226,524	124,456	102,068	82%
Washington	311,111	332,302	(21,191)	(6)%
Oregon	247,878	320,621	(72,743)	(23)%
Texas	158,260	N/A	N/M	N/M
Total	$2,081,721	$1,795,074	$286,647	16%
The increase in homebuilding revenue of 16% to $2,081.7 million for the year ended December 31, 2018 from $1,795.1 million for the year ended December 31, 2017 is primarily attributable to a 29% increase in the number of homes closed to 4,186 during the 2018 period from 3,239 in the 2017 period, partly offset by a 10% decrease in the average sales price of homes closed to $497,300 during the 2018 period from $554,200 during the 2017 period.

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Average Sales Price of Homes Closed
California	$671,300	$743,000	$(71,700)	(10)%
Arizona	311,900	294,100	17,800	6%
Nevada	588,600	634,400	(45,800)	(7)%
Colorado	426,600	518,600	(92,000)	(18)%
Washington	628,500	644,000	(15,500)	(2)%
Oregon	423,700	429,200	(5,500)	(1)%
Texas	263,800	N/A	N/M	N/M
Total average	$497,300	$554,200	$(56,900)	(10)%

The average sales price of homes closed for the 2018 period decreased 10% compared to the 2017 period primarily due to product and geographical mix, and was impacted by the lower price point from the new Texas operating segment. On a same store basis (projects that were open in both periods presented), the average sales price increased 6% for the 2018 period compared to the 2017 period.

Gross Margin
Homebuilding gross margins increased to 18.2% for the year ended December 31, 2018 from 17.6% in the 2017 period, primarily driven by product and geographic mix for home deliveries, as well as new projects with closings above the previous Company averages. In addition, the increase is partially due to the Company's adoption of ASC 606, which resulted in the reclass of the amortization of capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements.
For the comparison of the year ended December 31, 2018 and the year ended December 31, 2017, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 23.1% for the 2018 period compared to 22.3% for the 2017 period. The increase was primarily a result of the increase in homebuilding gross margins described above, coupled with the increase in the impact of interest in cost of sales.
Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with the Company's competitors, who also break out and adjust gross margins in a similar fashion. For comparative purposes, purchase accounting is the net adjustment in basis related to the RSI Acquisition, specifically recorded to the California and Texas operating segments. In the comparative presentation below, purchase accounting amounts related to previous acquisitions have been excluded from both periods. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Year Ended December 31,
	2018	2017
	(dollars in thousands)
Home sales revenue	$2,081,721	$1,795,074
Cost of home sales	1,703,298	1,478,549
Homebuilding gross margin	378,423	316,525
Homebuilding gross margin percentage	18.2%	17.6%
Add: Interest in cost of sales	89,756	83,455
Add: Purchase accounting adjustments	13,391	—
Adjusted homebuilding gross margin	$481,570	$399,980
Adjusted homebuilding gross margin percentage	23.1%	22.3%
Construction Services Revenue
Construction services revenue was $5.5 million during the year ended December 31, 2018, compared to $1.5 million for the year ended December 31, 2017. The increase is due to a new project started in Washington towards the end of 2017 and continued for the full year ended December 31, 2018.

Sales and Marketing & General and Administrative Expense

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2018	2017	2018	2017
	(dollars in thousands)
Sales and Marketing	$114,495	$86,226	5.5%	4.8%
General and Administrative	119,272	90,206	5.7%	5.0%
Total Sales and Marketing & General and Administrative	$233,767	$176,432	11.2%	9.8%
Sales and marketing expense as a percentage of home sales revenue increased to 5.5% in the 2018 period compared to 4.8% in the 2017 period, which is driven by an increase in advertising and outside broker commissions, as well as the adoption of ASC 606 resulting in the reclass of the amortization of certain capitalized costs associated with model homes and sales offices to Sales and marketing expense, previously recorded in Cost of sales - homes, as described in more detail in the notes to the financial statements. General and administrative expense as a percentage of home sales revenues increased to 5.7% in the 2018 period compared to 5.0% in the 2017 period as a result of continued investment in our growing operating business, incremental information technology investment and further investment in building out our financial services group.
Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures decreased to $3.1 million during the 2018 period from $3.7 million during the 2017 period.
Other Items
Combined, other operating costs decreased to $2.1 million for the year ended December 31, 2018, compared to $2.3 million for the year ended December 31, 2017.
Interest activity for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Interest incurred	$92,077	$73,729
Less: Interest capitalized	(92,077)	(73,729)
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$82,129	$62,679
The increase in interest incurred for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to the Company's increase in borrowings in the 2018 period. In addition, the increase in cash paid for interest for the 2018 period compared to the 2017 period was due to timing of payments on interest for the Company's Senior Notes. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
During the year ended December 31, 2018 and December 31, 2017, the Company had seven land parcel sales that resulted in a $1.9 million gain and four land parcel sale that resulted in a $0.8 million gain, respectively.
Provision for Income Taxes
During the year ended December 31, 2018 the Company recorded a provision for income taxes of $30.6 million, reflecting an effective tax rate of 21.0%. During the year ended December 31, 2017, the Company recorded a provision for income taxes of $62.9 million for an effective tax rate of 52.1%. The decrease in the current year tax rate is primarily due to the overall favorable impact of the Tax Cuts and Job Act ("Tax Act").
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest increased to $23.5 million during the year ended December 31, 2018, compared to $9.6 million for the year ended December 31, 2017 due to the increase in active projects the Company participates in through the joint ventures.

Net Income Available to Common Stockholders
As a result of the preceding factors, net income available to common stockholders for the years ended December 31, 2018 and 2017 was $91.6 million and $48.1 million, respectively.
Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	December 31,
	2018	2017	Amount	%
Lots Owned
California	3,450	1,551	1,899	122%
Arizona	3,653	4,221	(568)	(13)%
Nevada	2,626	2,981	(355)	(12)%
Colorado	857	1,276	(419)	(33)%
Washington	1,414	1,334	80	6%
Oregon	2,668	1,893	775	41%
Texas	2,981	—	2,981	N/M
Total	17,649	13,256	4,393	33%
Lots Controlled (1)
California	1,333	1,051	282	27%
Arizona	660	—	660	N/M
Nevada	—	17	(17)	(100)%
Colorado	2,352	769	1,583	206%
Washington	839	849	(10)	(1)%
Oregon	1,674	1,494	180	12%
Texas	5,034	—	5,034	N/M
Total	11,892	4,180	7,712	184%
Total Lots Owned and Controlled	29,541	17,436	12,105	69%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased 69% to 29,541 lots owned and controlled at December 31, 2018 from 17,436 lots at December 31, 2017, primarily due to the acquisition of RSI Communities. Certain lots included in lots owned in California and Texas are associated with a land banking transaction that is consolidated on the Company’s accompanying balance sheet in accordance with ASC 470, as further discussed in the notes to the financial statements.

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
Cancellation rates during the 2017 period decreased to 15% from 16% during the 2016 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends affecting regions. The 2% increase in cancellation rates in Colorado was partially due to a manufactured product issue relating to fire rated I-joists, which was announced by the manufacturer at the beginning of the 2017 third quarter and impacted certain homes in backlog and/or under construction in our Colorado segment, and for which we have implemented a remediation program. In addition, the cancellation rate in Arizona has decreased from the prior period, in part, due to the Company having more spec homes available to sell and close within a given period.

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
For the comparison of the year ended December 31, 2017 and the year ended December 31, 2016, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales, was 22.3% for the 2017 period compared to 21.2% for the 2016 period. The increase was primarily a result of the increase in homebuilding gross margins described above, coupled with the increase in the impact of interest in cost of sales.
Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and permits investors to make better comparisons with our competitors, who also break out and adjust gross margins in a similar fashion. In the comparative presentation below, purchase accounting amounts related to previous acquisitions prior to the RSI acquisition have been excluded from both periods. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Year Ended December 31,
	2017	2016
	(dollars in thousands)
Home sales revenue	$1,795,074	$1,402,203
Cost of home sales	1,478,549	1,162,337
Homebuilding gross margin	316,525	239,866
Homebuilding gross margin percentage	17.6%	17.1%
Add: Interest in cost of sales	83,455	57,297
Adjusted homebuilding gross margin	$399,980	$297,163
Adjusted homebuilding gross margin percentage	22.3%	21.2%
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
Financial Condition and Liquidity
In the year ended December 31, 2018, the Company delivered 4,186 homes, with an average selling price of approximately $497,300, and recognized home sales revenues and total revenues of $2.1 billion. In the year ended December 31, 2018, net new home orders increased 24% to 4,133 in the 2018 period from 3,328 in the 2017 period and home closings increased 29% to 4,186 in the 2018 period from 3,239 in the 2017 period. On a consolidated basis, the cancellation rate slightly increased to 16% in the 2018 period compared to 15% in the 2017 period. Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage increased to 18.2% and 23.1%, respectively, for the year ended December 31, 2018, as compared to 17.6% and 22.3%, respectively, for the year ended December 31, 2017.
As of December 31, 2018, the Company was selling homes in 120 communities and had a consolidated backlog of 1,041 sold but unclosed homes, with an associated sales value of $479.0 million, representing a 27% increase in units and 11% increase in dollars, as compared to the backlog at December 31, 2017. The Company benefits from a sizable and well-located lot supply, and as of December 31, 2018, the Company owned 17,649 lots, all of which are entitled, and had options to purchase an additional 11,892 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has access to the public equity and debt markets, which is a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of RSI Communities during 2018 and Polygon Northwest Homes during 2014.
The Company ended the year with total liquidity of $345.2 million, including cash on hand of $33.8 million and availability under the Company's revolving credit facility of $311.4 million. The Company provides for its ongoing cash requirements with the proceeds identified above, as well as from internally generated funds from the sales of homes and/or land sales. During the year ended December 31, 2018, the Company generated cash from operations of $27.6 million, which included investment in land acquisitions of $554.3 million, for net cash generated by operations of $581.9 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that provide a substantial portion of the capital required for certain projects, and buy land via lot options or land banking arrangements. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing and land banking transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations. In addition, consistent with our favorable outlook of the market and long-term business strategy, the Company expects to use its capital to support growth initiatives.
Acquisition of RSI Communities
On March 9, 2018, the Company acquired the residential homebuilding operations of RSI Communities for an aggregate cash purchase price of $479.3 million, which is inclusive of approximately $15.2 million of net asset related adjustments at closing. The Company financed the RSI Acquisition with a combination of proceeds from its issuance of $350 million in aggregate principal amount of 6.00% senior notes due 2023 and cash on hand including approximately $194.3 million of aggregate proceeds from a land banking arrangement with respect to land parcels located in California and Texas, including parcels acquired in the RSI Acquisition.
    5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its offering of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
During the year ended December 31, 2018, Parent, through California Lyon, used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to December 31, 2018.
8 1/2% Senior Notes Due 2020
During the year ended December 31, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2024, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the period ended December 31, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.
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
As of December 31, 2018, the outstanding principal amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.6 million and deferred loan costs of $3.1 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes and $440.9 million in aggregate principal amount of 5.875% Senior Notes, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

6% Senior Notes Due 2023
On March 9, 2018, California Lyon completed its private placement with registration rights of 6.00% Senior Notes due 2023 (the "6.00% Notes"), in an aggregate principal amount of $350 million. The 6.00% Notes were issued at 100% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 6.00% Notes offering to (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million of the outstanding aggregate principal amount of the 5.75% Notes. In September and December 2018, the Company exchanged 100% of the initial 6.00% Notes for notes that are freely transferable and registered under the Securities Act.
As of December 31, 2018, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $6.1 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $440.9 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5 7/8% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act. During the year ended December 31, 2018, the Company repurchased an aggregate principal amount of $9.1 million of the 5.875% Notes such that they are now retired and extinguished.
As of December 31, 2018, the outstanding principal amount of the 5.875% Notes was $440.9 million, excluding unamortized discount of $2.8 million and deferred loan costs of $6.1 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, 6.00% Notes, and 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2018.

Revolving Credit Facility
On May 21, 2018, California Lyon and Parent entered into a new credit agreement providing for an unsecured revolving credit facility of up to $325.0 million (the “New Facility”) with the lenders party thereto, which New Facility replaces the Company’s previous $170.0 million revolving credit facility, as described below. The New Facility will mature on May 21, 2021, unless terminated earlier pursuant to the terms of the New Facility. The New Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $500.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. Effective as of November 9, 2018, California Lyon increased the size of the commitment under its revolving credit facility by $40.0 million to an aggregate total of $365.0 million, through entry into a new lender supplement as of such date.
On December 18, 2018, California Lyon, Parent and the lenders party thereto entered into an amendment to the New Facility, which amended the maximum leverage ratio to extend the timing of the gradual step-downs, such that the leverage ratio remained at 65% through and including December 30, 2018, decreased to 62.5% on the last day of the 2018 fiscal year through and including December 30, 2019, and further decreases to and remains at 60% on December 31, 2019 and thereafter. The amendment did not revise any of our other financial covenants thereunder.
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of December 31, 2018, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of December 31, 2018, the Company had $45.0 million outstanding against the New Facility at an effective rate of 7.5%, as well as a letter of credit for $8.6 million. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the previous Second Amended Facility.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of December 30, 2018, further decreased to 62.5% effective as of December 31, 2018 through and including December 30, 2019, and further decreases to and remains at 60% on December 31, 2019 and thereafter, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of December 31, 2018. The following table summarizes these covenants pursuant to the New Facility, and our compliance with such covenants as of December 31, 2018:

	Covenant Requirements at		Actual at
Financial Covenant	December 31, 2018		December 31, 2018
Minimum Tangible Net Worth	$638.4	million	$895.3	million
Maximum Leverage Ratio	62.5%		59.2%
Interest Coverage Ratio; or (1)	1.5		2.7
Minimum Liquidity (1)	$92.1	million	$345.2	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the year ended December 31, 2018, the Company paid approximately $554.3 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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
Seller Financing
During the year ended December 31, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to one land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.
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

Joint Venture Notes Payable

The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. The issuance date, facility size, maturity date and interest rate are listed in the table below as of December 31, 2018 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
May, 2018	$128.0	$79.4	May, 2021	5.75%	(2)
May, 2018	13.3	9.4	June, 2020	5.42%	(3)
July, 2017	66.2	38.7	February, 2021	5.50%	(2)
January, 2016	35.0	15.2	August, 2019	5.77%	(1)
November, 2015	14.2	9.1	May, 2019	6.50%	(4)
	$256.7	$151.8
(1) Loan bears interest at LIBOR +3.25%.
(2) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.
(3) Loan bears interest at LIBOR +2.90%.
(4) Loan bears interest at the prime rate +1.0%.
In addition to the above, the Company had $1.2 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The joint venture notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of December 31, 2018.
Net Debt to Total Capital
The Company’s ratio of net debt to total capital was 55.9% and 49.6% as of December 31, 2018 and 2017, respectively. The ratio of net debt to total capital is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by total capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	December 31,
	2018	2017
	(dollars in thousands)
Notes payable and Senior Notes	$1,321,345	$1,030,184
Total equity	1,014,327	860,630
Total capital	$2,335,672	$1,890,814
Ratio of debt to total capital	56.6%	54.5%
Notes payable and Senior Notes	$1,321,345	$1,030,184
Less: Cash and cash equivalents	(33,779)	(182,710)
Net debt	1,287,566	847,474
Total equity	1,014,327	860,630
Total capital (net of cash)	$2,301,893	$1,708,104
Ratio of net debt to total capital (net of cash)	55.9%	49.6%

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
The Company participated in three land banking arrangements during the year ended December 31, 2018 that were not variable interest entities in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but were consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $315.6 million as of December 31, 2018, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s consolidated land banking arrangements are as follows as of the period presented (dollars in thousands):

December 31, 2018
Total number of land banking projects consolidated	3
Total number of lots	5,184
Total purchase price	$452,967
Balance of lots still under option and not purchased:
Number of lots	4,241
Purchase price	$315,576
Forfeited deposits if lots are not purchased	$78,923
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

Cash Flows — Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017
For the comparison of the year ended December 31, 2018 and the year ended December 31, 2017, the comparison of cash flows is as follows:

•
Net cash provided by operating activities was $27.6 million in the 2018 period compared to $167.5 million in the 2017 period. The change was primarily a result of (i) an increase in spending on real estate inventories-owned of $199.4 million, net of $194.1 million of cash proceeds from a land banking arrangement, in the 2018 period compared to a decrease of $52.9 million in the 2017 period, partially offset by (ii) an increase in net income to $115.1 million in the 2018 period compared to $57.8 million in the 2017 period, (iii) an increase in accounts payable of $60.3 million in the 2018 period compared to a decrease of $15.5 million in the 2017 period due to timing of payments, and (iv) a decrease in deferred income taxes of $0.7 million in the 2018 period compared to $27.8 million in the 2017 period, driven by the new tax reform legislation signed into effect in December 2017, which resulted in a one-time charge to our deferred tax asset.

•
Net cash used in investing activities was $486.7 million in the 2018 period compared to $4.3 million in the 2017 period, primarily driven by the cash paid for the RSI acquisition of $479.3 million in the 2018 period, for which there is no comparable amount in the 2017 period.

•
Net cash provided by financing activities was $310.2 million in the 2018 period compared to net cash used in financing activities of $23.1 million in the 2017 period. The change was primarily the result of (i) proceeds of $350.0 million from the issuance of the 6% Senior Notes in the 2018 period, for which there is no comparable amount in the 2017 period, (ii) principal payments of the 8.5% Senior Notes of $425.0 million in the 2017 period for which there is no comparable amount in the 2018 period, (iii) net proceeds from borrowings of $45.0 million against the revolving line of credit in the 2018 period, versus $29.0 million in the 2017 period, and (iv) net noncontrolling interest contributions of $47.3 million in the 2018 period compared to $4.2 million in the 2017 period, partially offset by (v) principal payments of the 5.75% Senior Notes of $150.0 million in the 2018 period, for which there is no comparable amount in the 2017 period, (vi) proceeds from the issuance of the 5.875% Senior Notes of $446.5 million in the 2017 period, for which there is no comparable amount in the 2018 period, and (vii) net proceeds from borrowings of $56.8 million against notes payable in the 2018 period compared to $68.6 million in the 2017 period.
Cash Flows — Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
For the comparison of the year ended December 31, 2017 and the year ended December 31, 2016, the comparison of cash flows is as follows:

•
Net cash provided by operating activities was $167.5 million in the 2017 period compared to net cash provided by operating activities of $21.2 million in the 2016 period. The change was primarily a result of (i) a decrease in real estate inventories-owned of $52.9 million in the 2017 period compared to spending of $69.6 million in the 2016 period, (ii) a decrease in deferred tax assets of $27.8 million in the 2017 period compared to $4.0 million in the 2016 period, driven by the new tax reform legislation signed into effect in December 2017, which resulted in a one-time charge to our deferred tax asset, and (iii) an increase in accrued expenses of $17.2 million in the 2017 period compared to an increase of $9.5 million in the 2016 period, partially offset by (iv) a decrease in accounts payable of $15.5 million in the 2017 period compared to a decrease of $1.6 million in the 2016 period due to timing of payments, and (v) an increase in escrow receivables of $3.2 million in the 2017 period compared to a decrease of $3.0 million in the 2016 period due to the timing of payments received.

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
The Company’s contractual obligations consisted of the following at December 31, 2018 (in thousands):

	Payments due by period
	Total (1)	Less than 1 year (2019)	1-3 years (2020-2021)	3-5 years (2022-2023)	More than 5 years
Notes Payable	$198,019	$25,476	$172,543	$—	$—
Notes Payable interest	24,070	11,253	12,817	—	—
Senior Notes	1,140,860	—	—	700,000	440,860
Senior Notes interest	346,416	71,401	142,801	104,155	28,059
Operating leases	22,610	5,163	9,780	5,740	1,927
Surety bonds	336,039	296,215	39,799	25	—
Purchase obligations:
Land purchases and option commitments (2)	799,534	317,134	390,911	91,489	—
Project commitments (3)	463,792	297,922	165,870	—	—
Total	$3,331,340	$1,024,564	$934,521	$901,409	$470,846

(1)
The summary of contractual obligations above includes interest on all interest-bearing obligations. Interest on all fixed rate interest-bearing obligations is based on the stated rate and is calculated to the stated maturity date. Interest on all variable rate interest bearing obligations is based on the rates effective as of December 31, 2018 and is calculated to the stated maturity date.

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

Real Estate Inventories and Cost of Sales
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of deposits to purchase land, raw land, lots under development, homes under construction, completed homes and model homes of real estate projects. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The estimation process involved in determining relative fair values and sales values is inherently uncertain because it involves estimates of current market values for land parcels before construction as well as future sales values of individual homes within a phase. The Company’s estimate of future sales values is supported by the Company’s budgeting process. The estimate of future sales values is inherently uncertain because it requires estimates of current market conditions as well as future market events and conditions. Additionally, in determining the allocation of costs to a particular land parcel or individual home, the Company relies on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs which have not yet been committed, or unforeseen issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and a related impact on gross margins in a specific reporting period. To reduce the potential for such distortion, the Company has set forth procedures which have been applied by the Company on a consistent basis, including assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate costs. The variances between budget and actual amounts identified by the Company have historically not had a material impact on its consolidated results of operations. Management believes that the Company’s policies provide for reasonably dependable estimates to be used in the calculation and reporting of costs. The Company relieves its accumulated real estate inventories through cost of sales by the budgeted amount of cost of homes sold.
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
Under FASB ASC Topic 360, when indicators of impairment are present the Company is required to make certain assumptions to estimate undiscounted future cash flows of a project, which include: (i) estimated sales prices, including sales incentives, (ii) anticipated sales absorption rates and sales volume, (iii) project costs incurred to date and the estimated future costs of the project based on the project budget, (iv) the carrying costs related to the time a project is actively selling until it closes the final unit in the project, and (v) alternative strategies including selling the land to a third-party or temporarily suspending development on the project. During the year ended December 31, 2018, no impairment was recorded by the Company.

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
These and other local market-specific conditions that may be present are considered by personnel in the Company’s homebuilding segments as they prepare or update the forecasted assumptions for each subdivision. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ among subdivisions, even within a given sub-market. For example, facts and circumstances in a given subdivision may lead the Company to price its homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another subdivision may lead the Company to price its homes to minimize deterioration in home gross margins, even though this could result in a slower sales absorption pace. Furthermore, the key assumptions included in estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one subdivision that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby subdivision. Changes in key assumptions, including estimated construction and land development costs, absorption pace, selling strategies or discount rates could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, the Company does not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.
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
The Company evaluates homebuilding assets for impairment when indicators of impairments are present. Indicators of potential impairment include, but are not limited to, a decrease in housing market values, sales absorption rates, and sales prices. For the years ended December 31, 2018, 2017 and 2016, there were no impairment charges recorded.
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
As of December 31, 2018 and 2017, the Company had twenty and thirteen joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. As of December 31, 2018 and 2017, the Company was not required to consolidate any VIEs nor did the Company write-off any costs that had been capitalized under lot option contracts. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.
Business Combinations
The Company accounts for business combinations in accordance with FASB ASC Topic 805, Business Combinations. ASC Topic 805 requires that business combinations be accounted for under the acquisition method. The acquisition method requires: i) identifying the acquirer; ii) determining the acquisition date; iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; and iv) recognizing and measuring goodwill or a gain from a bargain purchase. Under this method, all acquisition costs are expensed as incurred, and the assets and liabilities of the acquired entity are recorded at their acquisition date fair value, with any excess recorded as goodwill. Goodwill is allocated to the appropriate segments which benefited from the business combination when the goodwill arose. The allocation of the purchase price to the fair value of acquired assets and liabilities assumed requires the use of significant estimates and assumptions. Significant assumptions can include i) expected selling prices of acquired projects, ii) anticipated sales pace of acquired projects, iii) cost to complete estimates of acquired projects, iv) highest and best use of acquired projects prior to acquisition, and v) comparable land values. Where appropriate, we consult with external advisors to assist with the determination of fair value.
Related Party Transactions
See Note 11 of “Notes to Consolidated Financial Statements” for the year ended December 31, 2018 for a description of the Company’s transactions with related parties.
Recently Issued Accounting Standards
See Note 1 of “Notes to Consolidated Financial Statements” for a description of the recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at December 31, 2018 of $151.8 million where the interest rate is variable based upon certain bank reference or prime rates. The average prime rate during the year ended December 31, 2018 ranged between 4.50% and 5.50%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.5 million.

The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of December 31, 2018 (dollars in thousands):

	Year ended December 31,							Fair Value at December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt	$—	$1,231	$—	$350,000	$350,000	$440,860	$1,142,091	$1,044,842
Interest rate	—	—	—	7.00%	6.00%	5.875%
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2018. The Company does not enter into or hold derivatives for trading or speculative purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired RSI Communities during the year ended December 31, 2018. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2018, internal control over financial reporting associated with RSI Communities' total assets of $622 million and total revenues of $312 million. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Management's assessment of internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
William Lyon Homes, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited William Lyon Homes Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, equity and, and cash flows for each of the years in the three-year period ended December 31, 2018, and related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019, expressed an unqualified opinion on those consolidated financial statements.

The Company acquired RSI Communities (RSI) during the year ended December 31, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, RSI’s internal control over financial reporting associated with total assets of $622 million and total revenues of $312 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of RSI.

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
February 28, 2019

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed by the Company with the U.S. Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2018 (the "Proxy Statement"). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by reference.

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

2.2
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

2.5
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

Exhibit Number	Description
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

4.16
Indenture, dated March 9, 2018, among California Lyon, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed March 15, 2018).

4.17	Form of 6.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed March 15, 2018).

4.18
Third Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 10, 2018).

4.19
First Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 6.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-Q filed May 10, 2018).

4.20
First Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 5.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed May 10, 2018).

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

10.36
Amendment and Restatement Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each subsidiary of the Borrower party thereto, the lenders listed on Schedule 1 thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 8, 2015).

10.37†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed April 2, 2015).

10.38†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Matthew R. Zaist, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed April 2, 2015).

10.39†	Offer Letter by and between William Lyon Homes, Inc. and William Lyon, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed April 2, 2015).

10.40
Amendment No. 1 dated as of December 21, 2015 to the Amended and Restated Credit Agreement dated as of March 27, 2015 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K filed March 11, 2016).

10.41†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (Performance Based) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed May 9, 2016).

10.42†	William Lyon Homes 2012 Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed May 9, 2016).

10.43†	Offer letter by and between William Lyon Homes, Inc. and General William Lyon, dated as of March 22, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 24, 2016).

Exhibit Number	Description
10.44
Amendment and Restatement Agreement dated as of July 1, 2016 among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each subsidiary of the Borrower party thereto, the lenders listed on Schedule 1 thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 7, 2016).

10.45
Amendment No. 1 dated as of January 27, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K filed March 9, 2017).

10.46†	William Lyon Homes Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Commission on April 12, 2017).

10.47
Amendment No. 2 dated as of June 16, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed August 8, 2017).

10.48
Stock Purchase Agreement, dated as of December 14, 2017, by and between the Company and Lyon Shareholder 2012, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 14, 2017)

10.49
New Lender Supplement dated as of November 28, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.49 of the Company's Form 10-K filed February 22, 2018).

10.50
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

10.51
Credit Agreement, dated May 21, 2018, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, each subsidiary of the Borrower party thereto, The Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 25, 2018).

10.52+
New Lender Supplement dated as of November 9, 2018 to the Credit Agreement dated as of May 21, 2018, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.53+
Amendment No. 1 dated as of December 18, 2018 to the Credit Agreement, dated as of May 21, 2018,, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.54†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Matthew R. Zaist, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed January 23, 2019).

Exhibit Number	Description
10.55†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed January 23, 2019).

12.1+	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges for the Years Ended December 31, 2018, 2017, 2016, 2015 and 2014.

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 28th day of February, 2019.

WILLIAM LYON HOMES,
a Delaware corporation

By:	/s/ Matthew R. Zaist
Matthew R. Zaist
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Matthew R. Zaist Matthew R. Zaist	President & Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2019

/s/ Colin T. Severn Colin T. Severn	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019

/s/ William H. Lyon William H. Lyon	Executive Chairman, Chairman of the Board	February 28, 2019

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	February 28, 2019

/s/ Eric A. Anderson Eric A. Anderson	Director	February 28, 2019

/s/ Thomas Harrison Thomas Harrison	Director	February 28, 2019

/s/ Gary H. Hunt Gary H. Hunt	Director	February 28, 2019

/s/ Matthew R. Niemann Matthew R. Niemann	Director	February 28, 2019

/s/ Lynn Carlson Schell Lynn Carlson Schell	Director	February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
William Lyon Homes, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of William Lyon Homes, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Irvine, California
February 28, 2019

WILLIAM LYON HOMES
CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents — Note 1	$33,779	$182,710
Receivables	13,502	10,223
Escrow proceeds receivable	—	3,319
Real estate inventories — Note 6
Owned	2,333,207	1,699,850
Not owned — Note 16	315,576	—
Investment in unconsolidated joint ventures - Note 4	5,542	7,867
Goodwill — Note 7	123,695	66,902
Intangibles, net of accumulated amortization of $4,640 as of December 31, 2018 and 2017 — Note 8	6,700	6,700
Deferred income taxes — Note 12	47,241	47,915
Lease right-of-use assets	13,561	14,454
Other assets, net	36,971	21,164
Total assets	$2,929,774	$2,061,104
LIABILITIES AND EQUITY
Accounts payable	$128,371	$58,799
Accrued expenses	150,155	111,491
Liabilities from inventories not owned — Note 16	315,576	—
Notes payable — Note 9:
Revolving credit facility	45,000	—
Seller financing	—	589
Construction notes payable	1,231	—
Joint venture notes payable	151,788	93,926
5 3/4% Senior Notes due April 15, 2019 — Note 9	—	149,362
7% Senior Notes due August 15, 2022 — Note 9	347,456	346,740
6% Senior Notes due September 1, 2023 — Note 9	343,878	—
5 7/8% Senior Notes due January 31, 2025 — Note 9	431,992	439,567
	1,915,447	1,200,474
Commitments and contingencies — Note 16
Equity:
William Lyon Homes stockholders’ equity — Note 14
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 33,904,972 and 34,267,510 shares issued, 32,690,378 and 33,135,650 shares outstanding at December 31, 2018 and 2017, respectively	339	344
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 4,817,394 shares issued and outstanding at December 31, 2018 and 2017	48	48
Additional paid-in capital	445,545	454,286
Retained earnings	417,390	325,794
Total William Lyon Homes stockholders’ equity	863,322	780,472
Noncontrolling interests — Note 3	151,005	80,158
Total equity	1,014,327	860,630
Total liabilities and equity	$2,929,774	$2,061,104
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)

	Year Ended December 31,
	2018	2017	2016
Operating revenue
Home sales	$2,081,721	$1,795,074	$1,402,203
Construction services	5,450	1,454	3,837
	2,087,171	1,796,528	1,406,040
Operating costs
Cost of sales — homes	(1,703,298)	(1,478,549)	(1,162,337)
Construction services	(5,146)	(1,317)	(3,485)
Sales and marketing	(114,495)	(86,226)	(72,509)
General and administrative	(119,272)	(90,206)	(73,398)
Transaction expenses	(3,907)	—	—
Other	(2,148)	(2,274)	(343)
	(1,948,266)	(1,658,572)	(1,312,072)
Operating income	138,905	137,956	93,968
Equity in income of unconsolidated joint ventures	3,118	3,661	5,606
Other income, net	2,715	895	3,243
Income before extinguishment of debt	144,738	142,512	102,817
Gain (loss) on extinguishment of debt	1,015	(21,828)	—
Income before provision for income taxes	145,753	120,684	102,817
Provision for income taxes — Note 12	(30,620)	(62,933)	(34,850)
Net income	115,133	57,751	67,967
Less: Net income attributable to noncontrolling interests	(23,537)	(9,616)	(8,271)
Net income available to common stockholders	91,596	48,135	59,696
Income per common share:
Basic	$2.42	$1.30	$1.62
Diluted	$2.32	$1.24	$1.55
Weighted average common shares outstanding:
Basic	37,832,073	37,040,137	36,764,799
Diluted	39,419,059	38,663,667	38,474,900
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	William Lyon Homes Stockholders				Non- Controlling Interest	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount
Balance — January 1, 2016	32,178	$322	$413,810	$217,963	$39,374	$671,469
Net income	—	—	—	59,696	8,271	67,967
Cash contributions from members of consolidated entities	—	—	—	—	38,334	38,334
Cash distributions to members of consolidated entities	—	—	—	—	(19,636)	(19,636)
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(82)	(1)	(941)	—	—	(942)
Stock based compensation	628	7	6,412	—	—	6,419
Reversal of excess income tax benefit from stock based awards	—	—	(182)	—	—	(182)
Balance — December 31, 2016	32,724	$328	$419,099	$277,659	$66,343	$763,429
Net income	—	—	—	48,135	9,616	57,751
Cash contributions from members of consolidated entities	—	—	—	—	66,712	66,712
Cash distributions to members of consolidated entities	—	—	—	—	(62,513)	(62,513)
Repurchases of common stock	(138)	(1)	(3,111)	—	—	(3,112)
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(79)	(1)	(1,543)	—	—	(1,544)
Stock based compensation	461	5	10,057	—	—	10,062
Settlement of Tangible Equity Units ("TEUs")	5,113	51	(114)	—	—	(63)
Issuance of Class B common stock	1,004	10	29,898	—	—	29,908
Balance - December 31, 2017	39,085	$392	$454,286	$325,794	$80,158	$860,630
Net income	—	—	—	91,596	23,537	115,133
Cash contributions from members of consolidated entities	—	—	—	—	131,267	131,267
Cash distributions to members of consolidated entities	—	—	—	—	(83,957)	(83,957)
Repurchases of common stock	(782)	(8)	(15,358)	—	—	(15,366)
Shares remitted to Company to satisfy employee personal income tax liabilities resulting from share based compensation plans	(198)	(2)	(4,952)	—	—	(4,954)
Stock based compensation	585	5	11,293	—	—	11,298
Stock options exercised	32	—	276	—	—	276
Balance - December 31, 2018	38,722	$387	$445,545	$417,390	$151,005	1,014,327
See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Operating activities:
Net income	$115,133	$57,751	$67,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,699	1,962	2,006
Stock based compensation expense	11,298	10,062	6,419
Equity in income of unconsolidated joint ventures	(3,118)	(3,661)	(5,606)
Distributions from unconsolidated joint ventures	5,439	3,085	3,725
Net change in deferred income taxes	674	27,836	3,975
(Gain) Loss on extinguishment of debt	(1,015)	21,828	—
Net changes in operating assets and liabilities:
Receivables	(1,524)	(694)	(876)
Escrow proceeds receivable	3,319	(3,234)	2,956
Real estate inventories — owned	(199,409)	52,913	(69,598)
Other assets, net	(2,448)	(2,158)	2,367
Accounts payable	60,257	(15,483)	(1,599)
Accrued expenses	31,298	17,247	9,466
Net cash provided by operating activities	27,603	167,454	21,202
Investing activities:
Cash paid for acquisitions, net	(479,328)	—	—
Proceeds from repayment of notes receivable	—	—	6,188
Purchases of property and equipment	(7,359)	(4,300)	(1,029)
Net cash (used in) provided by investing activities	(486,687)	(4,300)	5,159

WILLIAM LYON HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Financing activities:
Proceeds from borrowings on notes payable	183,894	134,061	139,783
Principal payments on notes payable	(127,105)	(142,211)	(147,887)
Proceeds from issuance of 6% Senior Notes	350,000	—	—
Redemption premium of 8.5% Senior Notes	—	(19,645)	—
Principal payments of 8.5% Senior Notes	—	(425,000)	—
Proceeds from issuance of 5.875% Senior Notes	—	446,468	—
Principal payments on 5.75% Senior Notes	(150,000)	—	—
Proceeds from borrowings on revolver	492,446	346,121	258,000
Payments on revolver	(447,446)	(375,121)	(294,000)
Principal payments on subordinated amortizing notes	—	(7,225)	(6,841)
Proceeds from stock options exercised	276	—	—
Principal payments on 5 7/8% Senior Notes	(8,125)	—	—
Proceeds from issuance of Class B Shares	—	29,908	—
Costs related to settlement of TEUs	—	(63)	—
Shares remitted to, or withheld by the Company for employee tax withholding	(4,954)	(1,544)	(942)
Payments to repurchase common stock	(15,366)	(3,112)	—
Excess income tax benefit from stock based awards	—	—	(182)
Payment of deferred loan costs	(10,777)	(9,892)	(1,085)
Cash contributions from members of consolidated entities	131,267	66,712	38,334
Cash distributions to members of consolidated entities	(83,957)	(62,513)	(19,636)
Net cash provided by (used in) financing activities	310,153	(23,056)	(34,456)
Net (decrease) increase in cash, cash equivalents and restricted cash	(148,931)	140,098	(8,095)
Cash, cash equivalents and restricted cash — beginning of period	182,710	42,612	50,707
Cash and cash equivalents — end of period	$33,779	$182,710	$42,612
Supplemental disclosures:
Cash paid for taxes	$24,388	$35,761	$16,540
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,495	$5,925	$1,353
Notes payable issued in conjunction with land acquisitions	$—	$—	$24,692
Accrued deferred loan costs	$15	$—	$—
Inventory reclassified to Other assets upon adoption of ASC 606	$5,365	$—	$—
Non-cash additions to Real estate inventories - not owned and Liabilities from inventories not owned	$121,303	$—	$—

See accompanying notes to consolidated financial statements

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Significant Accounting Policies
Operations
William Lyon Homes, a Delaware corporation (“Parent” and together with its subsidiaries, the “Company”), is primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, Nevada, Colorado, Washington (under the Polygon Northwest brand), Oregon (under the Polygon Northwest brand) and Texas.
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2018 and 2017 and revenues and expenses for the years ended December 31, 2018, 2017, and 2016. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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

Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its accumulated real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. For the years ended December 31, 2018, 2017 and 2016, the Company had seven, four, and five land parcel sales, respectively, that resulted in a $1.9 million gain, $0.8 million gain and $3.6 million gain, respectively.
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
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on operating segment, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Warranty liability, beginning of period	$13,643	$14,173	$18,117
Warranty provision during period	12,520	9,822	8,237
Warranty payments, net of insurance recoveries during period	(13,197)	(10,497)	(12,334)
Warranty charges related to construction services projects	34	145	153
Warranty liability, end of period	$13,000	$13,643	$14,173
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 9, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred. Interest activity for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Interest incurred	$92,077	$73,729	$83,218
Less: Interest capitalized	(92,077)	(73,729)	(83,218)
Interest expense, net of amounts capitalized	$—	$—	$—
Cash paid for interest	$82,129	$62,679	$79,734
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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2018 and 2017. The Company monitors the cash balances in its operating accounts; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill
In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill is tested for impairment on an annual basis, or more frequently if events or circumstances indicate that goodwill may be impaired. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the fair value. The Company has determined that we have seven reporting segments, as discussed in Note 5, and will perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.
Intangible Assets
Recorded intangible assets primarily relate to brand names of acquired entities, homes in backlog, and joint venture management fee contracts recorded in conjunction with FASB ASC Topic 805, Business Combinations ("ASC 805"). All intangible assets with the exception of those relating to brand names were valued based on expected cash flows related to home closings, and the asset is amortized on a per unit basis, as homes under the contracts close. Our brand name intangible assets are deemed to have an indefinite useful life.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The adoption of ASC 606 did not have an impact on the amount or timing of the Company's homebuilding revenues. As of and for the year ended December 31, 2018, the adoption of ASC 606 did not have a material impact on the Company's balance sheet, net income, stockholders' equity or statement of cash flows.
Reclassifications
Certain balances on the financial statements and certain amounts presented in the notes have been reclassified in order to conform to current year presentation.

Note 2—Acquisition of RSI Communities
On March 9, 2018, the Company completed its acquisition of RSI Communities, a Southern California- and Texas-based homebuilder, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated February 19, 2018 among California Lyon, RSI Communities, RS Equity Management L.L.C., Class B Sellers of RSI Communities, and RS Equity Management L.L.C. as the sellers’ representative, and its acquisition of three additional related real estate assets (the “Legacy Assets”) pursuant to each of the separate asset purchase agreements with each of RG Onion Creek, LLC, RSI Trails at Leander LLC and RSI Prado LLC (collectively referred to herein as "RSI Communities"), for an aggregate cash purchase price of $479.3 million, which is inclusive of approximately $15.2 million of net asset related adjustments at closing (collectively, the "RSI Acquisition") . Part of the acquired entities specific to the Southern California region now operate under the Company’s existing California segment. The remaining acquired entities now operate as a new segment of the Company in Texas, with core markets of Austin and San Antonio.
The Company financed the RSI Acquisition with a combination of proceeds from its issuance of $350 million in aggregate principal amount of 6.00% senior notes due 2023, cash on hand, and approximately $194.3 million of aggregate proceeds from a land banking arrangement with respect to land parcels in various stages of development.
As a result of the RSI Acquisition, the entities comprising the business of RSI Communities became wholly-owned direct or indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the date of the RSI Acquisition. For the period from March 9, 2018 through December 31, 2018, home deliveries from RSI operations were 988 units. In addition, operating revenue and income before provision for income taxes for the same period were $311.9 million and $10.7 million, respectively.
The RSI Acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities of RSI Communities at their estimated fair values, with the excess allocated to Goodwill, as shown below. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $56.8 million of goodwill resulting from the RSI Acquisition will be tax deductible. Goodwill will be allocated to the California and Texas operating segments (see Note 7). A reconciliation of the consideration transferred as of the acquisition date is as follows:

Net proceeds received from RSI inventory involved in land banking transactions	$194,131
Issuance of 6.00% Senior Notes due September 1, 2023	190,437
Cash on hand	94,760
$479,328
The Company completed its final estimate of the fair value of the net assets of RSI Communities during December 2018. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Acquired
Real estate inventories	$434,628
Goodwill	56,793
Other	7,771
Total Assets	$499,192

Liabilities Assumed
Accounts payable	$9,315
Accrued expenses	8,244
Notes payable	2,305
Total liabilities	19,864
Net assets acquired	$479,328
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
The Company recorded $3.9 million in acquisition related costs for the year ended December 31, 2018, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805. There were no acquisition related costs incurred during the years ended December 31, 2017 or December 31, 2016.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the years ended December 31, 2018 and December 31, 2017 as if the RSI Acquisition, had been completed as of January 1, 2017 (amounts in thousands, except per share data):

	Year Ended December 31,
	2018	2017
	(unaudited)
Operating revenues	$2,127,606	$1,921,235
Net income available to common stockholders	$91,278	$50,654
Income per share - basic	$2.41	$1.37
Income per share - diluted	$2.32	$1.31
The unaudited pro forma operating results have been determined after adjusting the audited operating results of RSI Communities, excluding the Legacy Assets, but including acquisition costs, to reflect the estimated purchase accounting and other acquisition adjustments. The unaudited pro forma results presented above do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquired entity, the costs to combine the operations of the Company and the acquired entity or the costs necessary to achieve any of the foregoing cost savings, operating synergies or revenue enhancements. As such, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period or indicative of the results that will be attained in the future.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Joint Ventures
As of December 31, 2018 and 2017, the Company had twenty and thirteen joint ventures, respectively, which were deemed to be VIEs under ASC 810 for which the Company is considered the primary beneficiary. The Company manages the joint ventures, by using its sales, development and operations teams and has significant control over these projects and therefore the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture, and therefore the Company is deemed to be the primary beneficiary of these VIEs.
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
As of December 31, 2018, the assets of the consolidated VIEs totaled $434.8 million, of which $9.0 million was cash and $422.7 million was real estate inventories. The liabilities of the consolidated VIEs totaled $209.4 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2017, the assets of the consolidated VIEs totaled $244.7 million, of which $10.7 million was cash and $230.8 million was real estate inventories. The liabilities of the consolidated VIEs totaled $124.5 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 4—Investments in Unconsolidated Joint Ventures
The table set forth below has been derived from the summarized financial information of our unconsolidated mortgage joint ventures and summarizes their combined statements of operations that we accounted for under the equity method (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenues	$17,920	$20,003	$21,156
Cost of sales	(11,797)	(11,913)	(10,407)
Income of unconsolidated joint ventures	$6,123	$8,090	$10,749

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the years ended December 31, 2018, 2017 and 2016, the Company recorded income of $3.1 million, $3.7 million and $5.6 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
During the years ended December 31, 2018, 2017, and 2016, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no investments in joint ventures were determined to be impaired.
The table set forth below has been derived from the summarized financial information of our unconsolidated mortgage joint ventures and summarizes their combined balance sheets that we accounted for under the equity method (in thousands):

	December 31,
	2018	2017
Assets
Cash	$8,093	$12,802
Loans held for sale	27,958	17,106
Accounts receivable	884	2,791
Other assets	115	128
Total Assets	$37,050	$32,827

Liabilities and Equity
Accounts payable	$700	$779
Accrued expenses	1,988	1,532
Credit lines payable	26,775	18,312
Other liabilities	49	31
Members equity	7,538	12,173
Total Liabilities and Equity	$37,050	$32,827

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
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. As such, in accordance with the aggregation criteria defined by FASB ASC Topic 280, Segment Reporting (“ASC 280”), the Company’s homebuilding operating segments have been grouped into seven reportable segments:
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Texas, consisting of operations in the Austin, Texas and San Antonio, Texas metropolitan areas.
Corporate develops and implements strategic initiatives and supports the Company’s operating segments by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Operating revenue:
California (1)	$786,801	$682,896	$494,189
Arizona	136,910	158,534	125,951
Nevada	214,237	176,354	191,711
Colorado	226,524	124,456	128,530
Washington (2)	316,561	333,667	154,600
Oregon	247,878	320,621	311,059
Texas	158,260	—	—
Total operating revenue	$2,087,171	$1,796,528	$1,406,040

(1) Operating revenue in the California segment includes construction services revenue in the periods ended December 31, 2017 and December 31, 2016.
(2) Operating revenue in the Washington segment includes construction services revenue in the period ended December 31, 2018.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Income before provision from income taxes:
California	$77,356	$88,422	$47,692
Arizona	16,943	14,832	12,004
Nevada	27,331	15,672	19,182
Colorado	23,011	7,156	6,978
Washington	41,976	30,008	9,528
Oregon	20,997	35,862	41,617
Texas	4,367	—	—
Corporate	(67,243)	(49,440)	(34,184)
Income before extinguishment of debt	$144,738	$142,512	$102,817
Corporate - Gain (loss) on extinguishment of debt	1,015	(21,828)	—
Income before provision for income taxes	$145,753	$120,684	$102,817

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,	December 31,
	2018	2017
Homebuilding assets:
Owned:
California	$930,714	$631,649
Arizona	168,507	170,634
Nevada	189,363	211,202
Colorado	149,450	149,183
Washington	308,270	286,442
Oregon	440,105	288,981
Texas	234,093	—
Corporate (1)	193,696	323,013
	$2,614,198	$2,061,104
Not Owned:
California	$91,849	$—
Arizona	114,858	—
Washington	21,657	—
Texas	87,212	—
Total homebuilding assets	$2,929,774	$2,061,104

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred income taxes, and other assets.
Note 6—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	December 31,
	2018	2017
Real estate inventories:
Land deposits	$147,327	$51,833
Land and land under development	660,151	495,114
Finished lots	564,460	409,296
Homes completed and under construction	839,316	646,198
Model homes	121,953	97,409
Total	$2,333,207	$1,699,850
Real estate inventories not owned (1):
Other land options contracts — land banking arrangements	$315,576	$—

(1) Represents the consolidation of land banking arrangements. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined that it is economically compelled to purchase the lots in the land banking arrangements and thus, has consolidated the assets and liabilities associated with these land banks. Amounts are net of deposits.
The Company accounts for its real estate inventories under ASC 360, which requires impairment losses to be recorded on real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated by real estate inventories are less than the carrying amount of such assets.
During the years ended December 31, 2018, 2017, and 2016, the Company did not record any impairments to the value of its real estate inventories.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Goodwill
As of December 31, 2018 and 2017, the Company had Goodwill of $123.7 million and $66.9 million, respectively. $14.2 million at December 31, 2017 represents the excess of enterprise value upon emergence from bankruptcy over the fair value of net tangible and identifiable intangible assets as of February 24, 2012 and $46.7 million at December 31, 2017 represents Goodwill in relation to the acquisition of Polygon Northwest Homes. During the year ended December 31, 2018, the Company recorded $56.8 million of Goodwill in relation to the acquisition of RSI Communities (refer to Note 2 for further details relating to the acquisition of RSI Communities).
Goodwill by operating segment as of December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017
California	$20,999	$6,801
Arizona	5,951	5,951
Nevada	1,457	1,457
Colorado	—	—
Washington	31,200	31,200
Oregon	21,493	21,493
Texas	42,595	—
Total	$123,695	$66,902

Note 8—Intangibles
The carrying value and accumulated amortization of intangible assets at December 31, 2018 and December 31, 2017, by major intangible asset category, is as follows (in thousands):

	December 31, 2018			December 31, 2017
	Carrying Value	Accumulated Amortization	Net Carrying Amount	Carrying Value	Accumulated Amortization	Net Carrying Amount
Brand Name - Polygon Northwest Homes	$6,700	$—	$6,700	$6,700	$—	$6,700
The Company evaluates indefinite lived intangible assets at least annually, or more frequently if events or circumstances exist that may indicate that the asset is impaired or that its life is finite.
Note 9—Senior Notes, Secured, and Unsecured Indebtedness
The Company's senior notes, secured and unsecured indebtedness consists of the following (in thousands):

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2018	2017
Notes payable:
Revolving credit facility	$45,000	$—
Seller financing	—	589
Construction notes payable	1,231	—
Joint venture notes payable	151,788	93,926
Total notes payable	$198,019	$94,515

Senior notes
5 3/4% Senior Notes due April 15, 2019	$—	149,362
7% Senior Notes due August 15, 2022	347,456	346,740
6% Senior Notes due September 1, 2023	343,878	—
5 7/8% Senior Notes due January 31, 2025	431,992	439,567
Total senior notes	$1,123,326	$935,669

Total Debt	$1,321,345	$1,030,184
The maturities of the Company's Notes payable, 7% Senior Notes, 6% Senior Notes and 5 7/8% Senior Notes are as follows as of December 31, 2018 (in thousands):

Year Ended December 31,
2019	$25,476
2020	31,708
2021	140,835
2022	350,000
2023	350,000
Thereafter	440,860
$1,338,879
Maturities above exclude premium on the 7% Senior Notes of $0.6 million, discount on the 5 7/8% Senior Notes of $2.8 million, and deferred loan costs on the 7%, 6% and 5 7/8% Senior Notes in aggregate of $15.3 million as of December 31, 2018.
Notes Payable
Revolving Credit Facility
On May 21, 2018, California Lyon and Parent entered into a new credit agreement providing for an unsecured revolving credit facility of up to $325.0 million (the “New Facility”) with the lenders party thereto, which New Facility replaces the Company’s previous $170.0 million revolving credit facility, as described below. The New Facility will mature on May 21, 2021, unless terminated earlier pursuant to the terms of the New Facility. The New Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $500.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. Effective as of November 9, 2018, California Lyon increased the size of the commitment under its revolving credit facility by $40.0 million to an aggregate total of $365.0 million, through entry into a new lender supplement as of such date.
On December 18, 2018, California Lyon, Parent and the lenders party thereto entered into an amendment to the New Facility, which amended the maximum leverage ratio to extend the timing of the gradual step-downs, such that the leverage ratio remained at 65% through and including December 30, 2018, decreased to 62.5% on the last day of the 2018 fiscal year

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through and including December 30, 2019, and further decreases to and remains at 60% on December 31, 2019 and thereafter. The amendment did not revise any of our other financial covenants thereunder.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of December 30, 2018, further decreased to 62.5% effective as of December 31, 2018 through and including December 30, 2019, and further decreases to and remains at 60% on December 31, 2019 and thereafter, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of December 31, 2018.
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of December 31, 2018, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of December 31, 2018, the Company had $45.0 million outstanding against the New Facility at an effective rate of 7.5%, as well as a letter of credit for $8.6 million.
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
Borrowings under the previous Second Amended Facility were required to be guaranteed by the Parent and certain of the Parent's wholly-owned subsidiaries, were secured by a pledge of all equity interests held by such guarantors, and may have

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been used for general corporate purposes. Interest rates on borrowings generally were based on either LIBOR or a base rate, plus the applicable spread. Through the date of termination of the Second Amended Facility, the commitment fee on the unused portion of the Second Amended Facility accrued at an annual rate of 0.50%. As of December 31, 2018, the Company had terminated the Second Amended Facility by entering into the New Facility. As of December 31, 2017, the Company had a letter of credit for $7.8 million but no outstanding balance against the previous Second Amended Facility.
Seller Financing
During the year ended December 31, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to one land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.
During the year ended December 31, 2017, the Company paid in full upon maturity in August 2017 a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land. This note was entered into with a related party, which is described in more detail in Note 11.
Joint Venture Notes Payable

The Company and certain of its consolidated joint ventures have entered into construction notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate are listed in the table below as of December 31, 2018 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
May, 2018	$128.0	$79.4	May, 2021	5.75%	(2)
May, 2018	13.3	9.4	June, 2020	5.42%	(3)
July, 2017	66.2	38.7	February, 2021	5.50%	(2)
January, 2016	35.0	15.2	August, 2019	5.77%	(1)
November, 2015	14.2	9.1	May, 2019	6.50%	(4)
	$256.7	$151.8
(1) Loan bears interest at LIBOR +3.25%.
(2) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.
(3) Loan bears interest at LIBOR +2.90%.
(4) Loan bears interest at the prime rate +1.0%.
In addition to the above, the Company had $1.2 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The joint venture notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of December 31, 2018.
5 3/4% Senior Notes Due 2019
On March 31, 2014, California Lyon completed its offering of 5.75% Senior Notes due 2019 (the "5.75% Notes"), in an aggregate principal amount of $150 million. The 5.75% Notes were issued at 100% of their aggregate principal amount.
During the year ended December 31, 2018, Parent, through California Lyon, used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to December 31, 2018.
8 1/2% Senior Notes Due 2020
During the year ended December 31, 2017, Parent, through California Lyon, used the net proceeds from its private placement with registration rights of 5.875% Senior Notes due 2024, as further described below, to purchase $395.6 million of the outstanding aggregate principal amount of the 8.5% Notes, pursuant to a cash tender offer and consent solicitation. Subsequently, the Company used the remaining proceeds, together with cash on hand, for the retirement of the remaining

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding 8.5% Notes, such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2017. The Company incurred certain costs related to the early extinguishment of debt of the 8.5% Notes during the period ended December 31, 2017 in an amount of $21.8 million, which is included in the Consolidated Statement of Operations as Loss on extinguishment of debt.
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
As of December 31, 2018, the outstanding amount of the notes was $350 million, excluding unamortized premium of $0.6 million and deferred loan costs of $3.1 million. The notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Notes and $440.9 million in aggregate principal amount of 5.875% Notes, each as described above. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
6% Senior Notes Due 2023
On March 9, 2018, California Lyon completed its private placement with registration rights of 6.00% Senior Notes due 2023 (the "6.00% Notes"), in an aggregate principal amount of $350 million. The 6.00% Notes were issued at 100% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 6.00% Notes offering to (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million of the outstanding aggregate principal amount of the 5.75% Notes. In September and December 2018, the Company exchanged 100% of the initial 6.00% Notes for notes that are freely transferable and registered under the Securities Act.
As of December 31, 2018, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $6.1 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $440.9 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

Year	Percentage
September 1, 2020	103.000%
September 1, 2021	101.500%
September 1, 2022	100.000%
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
5 7/8% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes are retired and extinguished as of December 31, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act. During the year ended December 31, 2018, the Company repurchased an aggregate principal amount of $9.1 million of the 5.875% Notes such that they are now retired and extinguished.
As of December 31, 2018, the outstanding principal amount of the 5.875% Notes was $440.9 million, excluding unamortized discount of $2.8 million and deferred loan costs of $6.1 million. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Notes due 2023 and $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
On or after January 31, 2020, California Lyon may redeem all or a portion of the 5.875% Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount), set forth below plus accrued

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Senior Note Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes, contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of December 31, 2018.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of December 31, 2018 and 2017; consolidating statements of operations and cash flows for the years ended December 31, 2018, 2017 and 2016, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with William Lyon Homes, Inc. and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2018 and 2017, and for the years ended December 31, 2018 2017, and 2016.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$21,450	$2,888	$9,441	$—	$33,779
Receivables	—	6,054	4,151	3,297	—	13,502
Real estate inventories
Owned	—	745,750	1,152,786	434,671	—	2,333,207
Not owned	—	114,859	200,717	—	—	315,576
Investment in unconsolidated joint ventures	—	5,392	150	—	—	5,542
Goodwill	—	14,209	109,486	—	—	123,695
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	47,241	—	—	—	47,241
Lease right-of-use assets	—	13,561	—	—	—	13,561
Other assets, net	—	26,797	9,688	486	—	36,971
Investments in subsidiaries	863,322	16,059	(961,950)	—	82,569	—
Intercompany receivables	—	—	285,675	—	(285,675)	—
Total assets	$863,322	$1,011,372	$810,291	$447,895	$(203,106)	$2,929,774
LIABILITIES AND EQUITY
Accounts payable	$—	$78,462	$34,546	$15,363	$—	$128,371
Accrued expenses	—	123,088	26,967	100	—	150,155
Liabilities from inventories not owned	—	114,859	200,717	—	—	315,576
Notes payable	—	45,000	1,231	151,788	—	198,019
7% Senior Notes	—	347,456	—	—	—	347,456
6% Senior Notes	—	343,878	—	—	—	343,878
5 7/8% Senior Notes	—	431,992	—	—	—	431,992
Intercompany payables	—	172,095	—	113,580	(285,675)	—
Total liabilities	—	1,656,830	263,461	280,831	(285,675)	1,915,447
Equity
William Lyon Homes stockholders’ equity	863,322	(645,458)	546,830	16,059	82,569	863,322
Noncontrolling interests	—	—	—	151,005	—	151,005
Total liabilities and equity	$863,322	$1,011,372	$810,291	$447,895	$(203,106)	$2,929,774

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$667,395	$1,143,802	$270,524	$—	$2,081,721
Construction services	—	—	5,450	—	—	5,450
Management fees	—	(8,534)	—	—	8,534	—
	—	658,861	1,149,252	270,524	8,534	2,087,171
Operating costs
Cost of sales	—	(522,491)	(952,530)	(219,743)	(8,534)	(1,703,298)
Construction services	—	—	(5,146)	—	—	(5,146)
Sales and marketing	—	(36,521)	(63,004)	(14,970)	—	(114,495)
General and administrative	—	(86,917)	(32,349)	(6)	—	(119,272)
Transaction expenses	—	(3,907)	—	—	—	(3,907)
Other	—	(2,262)	84	30	—	(2,148)
	—	(652,098)	(1,052,945)	(234,689)	(8,534)	(1,948,266)
Income from subsidiaries	91,596	33,538	—	—	(125,134)	—
Operating income	91,596	40,301	96,307	35,835	(125,134)	138,905
Equity in income of unconsolidated joint ventures	—	1,719	1,399	—	—	3,118
Other income (expense), net	—	1,119	478	1,118	—	2,715
Income before extinguishment of debt	91,596	43,139	98,184	36,953	(125,134)	144,738
Gain on extinguishment of debt	—	1,015	—	—	—	1,015
Income before provision for income taxes	91,596	44,154	98,184	36,953	(125,134)	145,753
Provision for income taxes	—	(30,620)	—	—	—	(30,620)
Net income	91,596	13,534	98,184	36,953	(125,134)	115,133
Less: Net income attributable to noncontrolling interests	—	—	—	(23,537)	—	(23,537)
Net income available to common stockholders	$91,596	$13,534	$98,184	$13,416	$(125,134)	$91,596

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2017
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$748,396	$844,611	$202,067	$—	$1,795,074
Construction services	—	1,454	—	—	—	1,454
Management fees	—	(5,741)	—	—	5,741	—
	—	744,109	844,611	202,067	5,741	1,796,528
Operating costs
Cost of sales	—	(596,970)	(700,878)	(174,960)	(5,741)	(1,478,549)
Construction services	—	(1,317)	—	—	—	(1,317)
Sales and marketing	—	(30,637)	(44,849)	(10,740)	—	(86,226)
General and administrative	—	(73,748)	(16,457)	(1)	—	(90,206)
Other	—	(2,560)	308	(22)	—	(2,274)
	—	(705,232)	(761,876)	(185,723)	(5,741)	(1,658,572)
Income from subsidiaries	48,135	20,382	—	—	(68,517)	—
Operating income	48,135	59,259	82,735	16,344	(68,517)	137,956
Equity in income of unconsolidated joint ventures	—	2,135	1,526	—	—	3,661
Other income (expense), net	—	2,029	264	(1,398)	—	895
Income before extinguishment of debt	48,135	63,423	84,525	14,946	(68,517)	142,512
Loss on extinguishment of debt	—	(21,828)	—	—	—	(21,828)
Income before provision for income taxes	48,135	41,595	84,525	14,946	(68,517)	120,684
Provision for income taxes	—	(62,933)	—	—	—	(62,933)
Net income (loss)	48,135	(21,338)	84,525	14,946	(68,517)	57,751
Less: Net income attributable to noncontrolling interests	—	—	—	(9,616)	—	(9,616)
Net income (loss) available to common stockholders	$48,135	$(21,338)	$84,525	$5,330	$(68,517)	$48,135

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$573,191	$680,138	$148,874	$—	$1,402,203
Construction services	—	3,837	—	—	—	3,837
Management fees	—	(4,362)	—	—	4,362	—
	—	572,666	680,138	148,874	4,362	1,406,040
Operating costs
Cost of sales	—	(462,153)	(564,596)	(131,226)	(4,362)	(1,162,337)
Construction services	—	(3,485)	—	—	—	(3,485)
Sales and marketing	—	(27,329)	(36,170)	(9,010)	—	(72,509)
General and administrative	—	(60,141)	(13,256)	(1)	—	(73,398)
Other	—	(442)	100	(1)	—	(343)
	—	(553,550)	(613,922)	(140,238)	(4,362)	(1,312,072)
Income from subsidiaries	59,696	8,331	—	—	(68,027)	—
Operating income	59,696	27,447	66,216	8,636	(68,027)	93,968
Equity in income of unconsolidated joint ventures	—	4,369	1,237	—	—	5,606
Other income (expense), net	—	4,640	(34)	(1,363)	—	3,243
Income before provision for income taxes	59,696	36,456	67,419	7,273	(68,027)	102,817
Provision for income taxes	—	(34,850)	—	—	—	(34,850)
Net income	59,696	1,606	67,419	7,273	(68,027)	67,967
Less: Net income attributable to noncontrolling interests	—	—	—	(8,271)	—	(8,271)
Net income (loss) available to common stockholders	$59,696	$1,606	$67,419	$(998)	$(68,027)	$59,696

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$8,746	$166,429	$38,781	$(149,584)	$(36,769)	$27,603
Investing activities
Cash paid for acquisitions, net	—	—	(479,328)	—	—	(479,328)
Purchases of property and equipment	—	(7,368)	—	9	—	(7,359)
Investments in subsidiaries	—	(27,088)	467,749	—	(440,661)	—
Net cash (used in) provided by investing activities	—	(34,456)	(11,579)	9	(440,661)	(486,687)
Financing activities
Proceeds from borrowings on notes payable	—	—	235	183,659	—	183,894
Principal payments on notes payable	—	—	(1,308)	(125,797)	—	(127,105)
Proceeds from issuance of 6% Senior Notes	—	350,000	—	—	—	350,000
Principal payments on 5.75% Senior Notes	—	(150,000)	—	—	—	(150,000)
Proceeds from borrowings on revolver	—	492,446	—	—	—	492,446
Payments on revolver	—	(447,446)	—	—	—	(447,446)
Proceeds from stock options exercised	—	276	—	—	—	276
Principal payments on 5 7/8% Senior Notes	—	(8,125)	—	—	—	(8,125)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(4,954)	—	—	—	(4,954)
Payments to repurchase common stock	—	(15,366)	—	—	—	(15,366)
Payment of deferred loan costs	—	(10,777)	—	—	—	(10,777)
Cash contributions from members of consolidated entities	—	—	—	131,267	—	131,267
Cash distributions to members of consolidated entities	—	—	—	(83,957)	—	(83,957)
Advances to affiliates	—	—	(7,553)	19,187	(11,634)	—
Intercompany receivables/payables	(8,746)	(488,011)	(15,844)	23,537	489,064	—
Net cash (used in) provided by financing activities	(8,746)	(281,957)	(24,470)	147,896	477,430	310,153
Net (decrease) increase in cash and cash equivalents	—	(149,984)	2,732	(1,679)	—	(148,931)
Cash and cash equivalents at beginning of period	—	171,434	156	11,120	—	182,710
Cash and cash equivalents at end of period	$—	$21,450	$2,888	$9,441	$—	$33,779

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(5,295)	$64,276	$(778)	$(42,296)	$5,295	$21,202
Investing activities
Proceeds from repayment of notes receivable	—	6,188	—	—	—	6,188
Purchases of property and equipment	—	(1,004)	85	(110)	—	(1,029)
Investments in subsidiaries	—	(2,455)	12,104	—	(9,649)	—
Net cash provided by (used in) investing activities	—	2,729	12,189	(110)	(9,649)	5,159
Financing activities
Proceeds from borrowings on notes payable	—	2,211	—	137,572	—	139,783
Principal payments on notes payable	—	(18,125)	—	(129,762)	—	(147,887)
Proceeds from borrowings on revolver	—	258,000	—	—	—	258,000
Payments on revolver	—	(294,000)	—	—	—	(294,000)
Principal payments on Subordinated amortizing notes	—	(6,841)	—	—	—	(6,841)
Purchase of common stock	—	(942)	—	—	—	(942)
Excess income tax benefit from stock based awards	—	(182)	—	—	—	(182)
Payments of deferred loan costs	—	(1,085)	—	—	—	(1,085)
Noncontrolling interest contributions	—	—	—	38,334	—	38,334
Noncontrolling interest distributions	—	—	—	(19,636)	—	(19,636)
Advances to affiliates	—	—	(252)	11,784	(11,532)	—
Intercompany receivables/payables	5,295	(14,672)	(13,611)	7,102	15,886	—
Net cash provided by (used in) financing activities	5,295	(75,636)	(13,863)	45,394	4,354	(34,456)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(8,631)	(2,452)	2,988	—	(8,095)
Cash, cash equivalents and restricted cash at beginning of period	—	44,835	2,724	3,148	—	50,707
Cash and cash equivalents at end of period	$—	$36,204	$272	$6,136	$—	$42,612

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure, (“ASC 820”) the Company is required to disclose the estimated fair value of financial instruments. As of December 31, 2018 and 2017, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes Payable—The carrying amount is a reasonable estimate of fair value of the notes payable because of floating interest rate terms and/or the outstanding balance is expected to be repaid within one year.

•	5 3/4% Senior Notes—The 5 3/4% Senior Notes are traded over the counter and their fair value was based upon published quotes;

•	7% Senior Notes—The 7% Senior Notes are traded over the counter and their fair value was based upon published quotes;

•	6% Senior Notes—The 6% Senior Notes are traded over the counter and their fair value was based upon published quotes;

•	5 7/8% Senior Notes—The 5 7/8% Senior Notes are traded over the counter and their fair value was based upon published quotes;

The following table excludes cash and cash equivalents, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$198,019	$198,019	$94,515	$94,515
5 3/4% Senior Notes due 2019	—	—	149,362	151,500
7% Senior Notes due 2022	347,456	350,000	346,740	362,250
6% Senior Notes due 2023	343,878	315,000	—	—
5 7/8% Senior Notes due 2025	431,992	378,611	439,567	459,000
ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company utilized Level 3 inputs to determine the fair value of its Notes Payable, and Level 2 inputs to measure the fair value of its Senior Notes. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Related Party Transactions
On March 9, 2018, California Lyon completed its private placement with registration rights of the 6.00% Notes in an aggregate principal amount of $350 million (see Note 9), for which Credit Suisse Securities (USA) LLC (“Credit Suisse”) served as an initial purchaser and joint book-running manager, along with several other banks, and received customary underwriting fees as a member of the underwriting syndicate. On November 5, 2018, Eric A. Anderson commenced his service as a member of the Company's Board of Directors. Mr. Anderson had previously held the position of Vice Chairman, Investment Banking of Credit Suisse until November 3, 2018, at which point, Mr. Anderson was appointed as a Senior Advisor to Credit Suisse, a non-employee role pursuant to which he provides certain consultant services to Credit Suisse as an independent contractor. As of and following the November 3, 2018 transition date, Mr. Anderson did not and will not receive any fees or compensation of any kind for any transactional relationships between Credit Suisse and the Company.
In November 2017, the Company entered into a Purchase and Sale Agreement (the “PSA”) with an entity (“Seller”) managed by an affiliate of Paulson & Co., Inc. (“Paulson”) and purchased certain real property from the Seller located in Oceanside, California for a proposed residential homebuilding development (the “St. Cloud Transaction”). The PSA provided for an overall purchase price of $22.8 million, including an aggregate deposit amount of $1.2 million (the “Deposit”). The balance of the purchase price was paid in connection with closing of the St. Cloud Transaction in March 2018. WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, previously held over 5% of Parent’s outstanding Class A common stock, which stock was sold in its entirety in September 2017. One of the former members of Parent’s board of directors served at that time as a Partner of Paulson and a Portfolio Manager for the Paulson Real Estate Funds, which was an affiliate of Paulson. The Company believes that the St. Cloud Transaction was on terms no less favorable than it would have agreed to with unrelated third parties.
Pursuant to the preemptive rights granted under the Company’s Third Amended and Restated Certificate of Incorporation, upon the issuances of the shares of Class A Common Stock underlying the TEUs, Lyon Shareholder 2012, LLC, a Delaware limited liability company, and the sole holder (the “Class B Holder”) of the Company’s Class B Common Stock, had the right to purchase up to the number of additional shares of Class B Common Stock needed to maintain its voting power at the time of such issuances of Class A Common Stock. On December 14, 2017, in connection with the exercise of such preemptive rights by the Class B Holder, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with the Class B Holder. The Purchase Agreement provided for the purchase by the Class B Holder from the Company of 1,003,510 newly issued shares of Class B Common Stock, subject to the terms and conditions specified therein, which shares were issued and sold to the Class B Holder, and are beneficially owned by William H. Lyon, the Company’s Executive Chairman and Chairman of the Board of Directors. The aggregate consideration received by the Company for the Class B Common Stock was $29.9 million. Refer to Note 14 for further details regarding the transaction.
In December 2016, the Company sold an unentitled remnant parcel of land located in Portland, Oregon for an overall purchase price of approximately $550,000 in cash to the Division President of our Oregon segment. The purchase price was supported by an unaffiliated third party appraisal received by the Company, and the Company believes that the transaction was on terms no less favorable than it would have agreed to with unrelated parties.
In August 2016, the Company acquired certain lots within a master planned community located in Aurora, Colorado, for an overall purchase price of approximately $9.3 million, from an entity managed by an affiliate of Paulson. At the time of the transaction, WLH Recovery Acquisition LLC, which is affiliated with, and managed by affiliates of, Paulson, held over 5% of Parent’s outstanding Class A common stock, which stock was sold in its entirety in September 2017. A portion of the acquisition price for the lots was paid in the form of a seller note with a principal amount of approximately $3.0 million (see Note 9). During the year ended December 31, 2018, the seller note was paid in full prior to maturity, along with all accrued interest to date. The Company believes that the transaction, including the terms of the seller note, was on terms no less favorable than it would have agreed to with unrelated parties.
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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes
Since inception, the Company has operated solely within the United States.
The following summarizes the provision from income taxes (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2018	2017	2016
Current
Federal	$(23,633)	$(25,974)	$(26,978)
State	(6,314)	(9,122)	(4,077)
Deferred
Federal	(454)	(26,663)	(1,395)
State	(219)	(1,174)	(2,400)
	$(30,620)	$(62,933)	$(34,850)
Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2018	2017	2016
Provision for federal income taxes at the statutory rate	$(30,613)	$(42,240)	$(35,986)
(Increases)/decreases in tax resulting from:
Provision for state income taxes, net of federal income tax benefits	(5,236)	(6,692)	(4,210)
Rate adjustment - state	38	—	—
Rate adjustment - new tax reform legislation	258	(23,126)	—
Domestic production activities deduction	—	2,868	2,481
Nondeductible items-other	(80)	(94)	(58)
Non-controlling interests	4,943	3,366	2,895
Tax credits	730	(160)	166
Stock based compensation	454	281	27
Other, net	(1,114)	2,864	(165)
	$(30,620)	$(62,933)	$(34,850)

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
The Company has completed its analysis of the income tax effects for the Tax Cuts and Jobs Act. The Company had recognized the tax impact related to the revaluation of deferred tax assets and liabilities, resulting in $23.1 million of additional income tax expense for the year ended December 31, 2017 and recorded an additional $0.3 million during the year ended December 31, 2018 due to the accounting re-measurement of our deferred tax assets based on the lower federal corporate income tax rate under the Tax Cuts and Jobs Act. In accordance with SAB 118, the Tax Cuts and Jobs Act-related income tax effects that we initially reported as provisional estimates were refined as additional analysis was performed. In addition, the

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisional amounts were affected by additional regulatory guidance/interpretations issued by the Internal Revenue Service, changes in accounting standards, or federal or state legislative actions.
The Company’s effective income tax rate was 21.0%, and 52.1% for the year ended December 31, 2018 and 2017, respectively. The significant drivers of the effective tax rate are revaluation of deferred tax assets and liabilities discussed above, allocation of income to noncontrolling interests and the domestic production activities deduction.

Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Impairment and other reserves	$31,345	$33,883
Compensation deductible for tax purposes when paid	4,380	5,093
AMT credit carryover	1,384	1,384
Unused recognized built-in loss	9,957	10,706
Net operating loss	3,239	3,488
Effect of book/tax differences for general and administrative	5,911	4,508
Other	1,427	806
	57,643	59,868
Deferred tax liabilities
Effect of book/tax differences for joint ventures	(1,316)	(1,343)
Effect of book/tax differences for capitalized interest	(3,699)	(6,478)
Fixed assets and intangibles	(1,354)	(1,850)
Goodwill and other intangibles	(3,748)	(1,998)
Other	(285)	(284)
	(10,402)	(11,953)
Total deferred tax assets, net	$47,241	$47,915

Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2018 the Company had no valuation allowance recorded.
As of December 31, 2012, the Company had generated significant deferred tax assets through its operations, but as a result of the Company's ongoing assessments had determined that it was not more likely than not that the Company would be able to utilize these assets.  As a result, the Company had recorded a full valuation allowance against the $200.0 million deferred tax asset balance.  During the quarter ended December 31, 2013, the Company determined that it would be able to utilize $95.6 million of its deferred tax assets, and recognized an income tax benefit in its results of operations in this amount.  This conclusion was based upon the operating results of the Company, most notably three consecutive quarters of net income, reduced interest expense as a result of the 2012 restructure, and eight consecutive quarters of period over period growth in net new home orders, home closings, and dollar value of backlog, in addition to continued improving conditions in the single family home market. Since 2013, the Company's operating results have demonstrated consistent improvement with significant growth in revenues and net income, which has allowed it to realize approximately $20.0 million in deferred tax assets through December 31, 2018.
The Company's analysis demonstrated that even under the stress tested forecasts of future results which considered the potential impact of the negative evidence noted above, the Company would continue to generate sufficient taxable income in

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future periods to realize the majority of its deferred tax assets. This fact, coupled with other positive evidence described above, significantly outweighed the negative evidence and based on this analysis management concluded, in accordance with ASC 740, that it was more likely than not that the majority of its deferred tax assets as of December 31, 2013 would be realized. At December 31, 2018, the Company had no remaining federal net operating loss carryforwards and $46.4 million remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of December 31, 2018, the Company had unused federal and state built-in losses of $44.9 million and $7.5 million, respectively. The 5 year testing period for built-in losses expired in 2017 and the unused built-in loss carryforwards begin to expire at the end of 2032. The Company had AMT credit carryovers of $1.4 million at December 31, 2018, which if not previously utilized are allowable as refundable credits under the Jobs and Tax Act through 2022. However, the refundability of the credit will be determined through additional guidance to properly interpret the interaction between Internal Revenue Code Section 383 with the Tax Cuts and Jobs Act.
ASC 740 prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of December 31, 2018 and 2017, the Company had no significant uncertain tax positions.
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
Note 13—Income Per Common Share
Basic and diluted income per common share for the years ended December 31, 2018, 2017, and 2016 were calculated as follows (in thousands, except number of shares and per share amounts):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Basic weighted average number of shares outstanding (1)	37,832,073	37,040,137	36,764,799
Effect of dilutive securities:
Preferred shares, stock options, and warrants	1,586,986	1,623,530	815,171
Tangible Equity Units	—	—	894,930
Diluted average shares outstanding	39,419,059	38,663,667	38,474,900
Net income available to common stockholders	$91,596	$48,135	$59,696
Basic income per common share	$2.42	$1.30	$1.62
Dilutive income per common share	$2.32	$1.24	$1.55
Potentially antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	80,000	240,000	240,000

(1) For the year ended December 31, 2017, basic weighted average number of shares outstanding includes 5,113,475 shares of the Company’s Tangible Equity Units, of which 670,811 and 4,442,664 were settled and issued on November 27, 2017 and December 1, 2017, respectively. For the year ended December 31, 2016, basic weighted average number of shares outstanding included the minimum number of shares that were issuable under the Company’s Tangible Equity Units. As this period was prior to the settlement of the TEUs, these calculations assumed 5,113,475 shares included from the respective issue dates of the Company’s Tangible Equity Units. See Note 14.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Equity
Common Stock
Pursuant to the preemptive rights granted under the Company’s Third Amended and Restated Certificate of Incorporation, upon the issuances of the shares of Class A Common Stock underlying the TEUs, Lyon Shareholder 2012, LLC, a Delaware limited liability company and the sole holder of the Company’s Class B Common Stock, par value $0.01 per share, had the right to purchase up to the number of additional shares of Class B Common Stock needed to maintain its voting power at the time of such issuances of Class A Common Stock. On December 14, 2017, in connection with the exercise of such preemptive rights by the Class B Holder, the Company entered into a stock purchase agreement with the Class B Holder. The purchase agreement provided for the purchase by the Class B Holder from the Company of 1,003,510 newly issued shares of Class B Common Stock, subject to the terms and conditions specified therein, which reflects the maximum number of shares that could be purchased pursuant to such preemptive rights in connection with the settlement of the TEUs. Accordingly, the Company issued and sold to the Class B Holder 1,003,510 shares of Class B Common Stock. The aggregate consideration received by the Company for the Class B Common Stock was $29,908,028, for an average purchase price of approximately $29.80 per share.
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
All of our outstanding shares of common stock have been validly issued and fully paid and are non-assessable. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock, of which there are no shares issued or outstanding as of December 31, 2018 or 2017. Holders of our common stock have no preference, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any of our securities, with the exception of holders of our Class B Common Stock, which do have certain preemptive rights.
The Company does not intend to declare or pay cash dividends in the foreseeable future. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors. The payment of cash dividends is restricted under the terms of certain of the agreements governing our outstanding indebtedness, including the indentures governing our senior notes.
Share Repurchase Program
As announced on February 22, 2017, the Board of Directors of the Company has approved a stock repurchase program, authorizing the repurchase of up to an aggregate of $50 million of the Company's Class A common stock. The program allows the Company to repurchase shares of Class A common stock from time to time for cash in the open market or privately negotiated transactions or other transactions, as market and business conditions warrant and subject to applicable legal requirements. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. As of December 31, 2018, the Company repurchased 920,110 shares, for an average purchase price of approximately $20.07 per share since inception, and had $31.5 million remaining available for repurchase.
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
Under the Plan, 4,536,363 shares of the Company’s Class A common stock have been reserved for issuance. In 2018, the Company granted an aggregate of 676,423 restricted shares of Class A common stock, which consisted of 250,348 shares of time-based restricted stock and 426,075 shares of performance based restricted stock. In 2017 and 2016, the Company granted an aggregate of 813,586 and 857,460 restricted shares of Class A common stock, respectively. With respect to time-based restricted stock granted to employees during 2018, 116,484 of such shares vest in three equal annual installments on March 1st of each of 2019, 2020 and 2021, 4,767 of such shares vest in two equal annual installments on March 1st of each of 2019 and 2020, 26,321 of such shares vest in three equal annual installments on each anniversary of the grant date, 36,821 of such shares vest in two equal annual installments on each anniversary of the grant date, and 44,027 of such shares vest in one installment on the second anniversary of the grant date, in each case subject to each grantee’s continued service through each vesting date, and 21,928 of such shares vest in four equal quarterly installments on each three-month period beginning June 1st of 2018, subject to each grantee’s continued service on the board through each vesting date.
The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at the fair value on the date of grant. Compensation expense for awards with performance based conditions is recognized over the vesting period once achievement of the performance condition is deemed probable.
The Company granted performance-based restricted stock awards to certain executive employees during each of 2018, 2017 and 2016. With respect to the performance based restricted stock awards granted during 2018, the actual number of such shares of restricted stock that will be earned (the “Earned Shares”) is subject to the Company’s achievement of pre-established performance targets as of the end of the 2018 fiscal year. Of the aforementioned awards, 373,432 of such Earned Shares vest in three equal annual installments on March 1st of each of 2019, 2020 and 2021, subject to each grantee’s continued service through each vesting date. The remaining 52,643 of such Earned Shares vest in three equal annual installments on each anniversary of the grant date, subject to each grantee’s continued service through each vesting date. During 2018, the Company achieved approximately 92% of its performance target. With respect to the performance based restricted stock awards granted during 2017 and 2016, the performance based restricted stock awards vests as follows: one-third of the shares of performance based restricted stock will vest on March 1 of each of the first, second, and third years following the grant date, and all but one of such grants were subject to the Company’s achievement of pre-established performance targets as of the end of the given fiscal year, and subject to each grantee's continued service through each vesting date. During 2017, the Company achieved 111% of its performance target. During 2016, the Company achieved 96% of its performance target related to certain metrics,

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting in earned shares based on the term of the award agreements, but did not achieve its target level for another metric applicable to certain individuals.
The Company uses the fair value method of accounting for stock options granted to employees which requires us to measure the cost of employee services received in exchange for the stock options, based on the grant date fair value of the award. The fair value of the awards is estimated using the Black-Scholes option-pricing model. The resulting cost is recognized on a straight line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. During the years ended December 31, 2018, 2017 and 2016, the Company did not grant stock options.
As of December 31, 2018, the Company has 1,216,779 shares available for grant under the Plan.
Summary of Stock Option Activity
Stock option activity under the Plan for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	592,778	$15.61	596,313	$15.57	611,313	$15.40
Granted	—	N/A	—	N/A	—	N/A
Exercised	(31,866)	$8.66	(3,535)	$8.66	(15,000)	$8.66
Canceled	—	N/A	—	N/A	—	N/A
Options outstanding at end of year	560,912	$16.00	592,778	$15.61	596,313	$15.57
Options vested and expected to vest	560,912	$16.00	592,778	$15.61	596,313	$15.57
Options exercisable at end of year (1)	480,912	$8.66	352,778	$8.66	356,313	$8.66
Price range of options exercised	$8.66		$8.66		$8.66
Price range of options outstanding	$8.66-$25.82		$8.66-$25.82		$8.66-$25.82

(1) The fair value of options vested during the year ended December 31, 2018 was $0.4 million. No options vested during the years ended December 31, 2017 or 2016.
The following table summarizes information about stock options granted to executives, directors, and non-executives that are outstanding and exercisable at December 31, 2018:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares
$8.66-$25.82	560,912	4.82	$1,138,651	480,912
Summary of Restricted Shares Activity

During the years ended December 31, 2018, 2017, and 2016, the Company had the following activity relating to grants of time-based restricted common stock:

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year	419,295	$17.38	346,924	$16.91	225,687	$23.65
Granted	250,348	25.82	259,677	18.14	291,368	14.14
Vested	(247,550)	18.22	(181,812)	17.62	(126,073)	21.81
Canceled (1)	(5,330)	22.04	(5,494)	16.23	(44,058)	19.06
Non-vested shares at end of year	416,763	$21.89	419,295	$17.38	346,924	$16.91
(1) Represents shares that were canceled as result of terminations of employment.

During the years ended December 31, 2018, 2017, and 2016 the Company had the following activity relating to grants of performance based restricted common stock:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year	712,565	$17.01	655,133	$17.81	480,757	$24.18
Granted	426,075	26.21	553,909	18.00	566,092	13.88
Vested	(254,891)	17.89	(147,477)	21.49	(190,977)	20.58
Canceled (1)	(85,918)	16.83	(349,000)	19.55	(200,739)	23.38
Non-vested shares at end of year	797,831	$20.85	712,565	$17.01	655,133	$17.81
(1) Represents shares that were canceled as a result of achievement of performance targets as outlined in the respective grant agreement at below the maximum levels, as well as a result of terminations of employment.
In conjunction with the issuance of the equity grants in the years ended December 31, 2018, 2017 and 2016, the Company recorded stock based compensation expense of $11.3 million, $10.1 million, and $6.4 million, respectively, which is included in general and administrative expense in the consolidated statement of operations. As of December 31, 2018, $9.2 million of total unrecognized stock based compensation expense is expected to be recognized as an expense by the Company in the future over a weighted average period of 1.0 years. The total value of restricted stock awards which fully vested during the years ended December 31, 2018, 2017 and 2016 was $8.8 million, $8.0 million, and $5.1 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recognized an income tax benefit of $3.5 million, $3.8 million and $4.1 million related to stock based compensation, respectively.

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
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of December 31, 2018, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds are recorded as liabilities in the Company’s consolidated balance sheet, if the amounts are fixed and determinable. As of December 31, 2018 and 2017, the Company is not obligated under any assessment district bonds.
The Company also had outstanding performance and surety bonds of $336.0 million at December 31, 2018 related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of December 31, 2018, the Company had $463.8 million of project commitments relating to the construction of projects.
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
The Company has entered into various purchase option agreements with third parties to acquire land. As of December 31, 2018, the Company has made non-refundable deposits of $147.3 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total purchase price under the purchase option agreements is $799.5 million as of December 31, 2018.

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

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company participated in three land banking arrangements during the year ended December 31, 2018 that were not variable interest entities in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but were consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $315.6 million as of December 31, 2018, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

December 31, 2018
Total number of land banking projects consolidated	3
Total number of lots	5,184
Total purchase price	$452,967
Balance of lots still under option and not purchased:
Number of lots	4,241
Purchase price	$315,576
Forfeited deposits if lots are not purchased	$78,923

Lease Obligations
Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $14.6 million as of December 31, 2018 and $14.5 million as of December 31, 2017. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Lease cost
Operating lease cost	$8,275	$6,835
Sublease income	(117)	(117)
Total lease cost	$8,158	$6,718

Other information
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$7,085	$5,551
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,495	$5,925
Weighted-average discount rate	7.3%	6.6%

	December 31, 2018	December 31, 2017
Weighted-average remaining lease term (in years)	4.23	3.58
The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2018 (in thousands).

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ending December 31,
2019	$5,163
2020	5,015
2021	4,765
2022	3,437
2023	2,303
Thereafter	1,927
Total	$22,610
Note 17—Subsequent Events
No events have occurred subsequent to December 31, 2018 that would require recognition or disclosure in the Company’s financial statements.

WILLIAM LYON HOMES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18— Unaudited Summarized Quarterly Financial Information
Summarized unaudited quarterly financial information for the years ended December 31, 2018 and 2017 is as follows (in thousands except per share data):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Home sales	$372,385	$518,432	$533,514	$657,390
Cost of sales	(307,308)	(425,572)	(436,311)	(534,107)
Gross profit	65,077	92,860	97,203	123,283
Other income, costs and expenses, net	(52,489)	(65,624)	(65,389)	(79,788)
Net income	12,588	27,236	31,814	43,495
Net income available to common stockholders	$8,328	$22,455	$26,558	$34,255
Income per common share:
Basic	$0.22	$0.59	$0.70	$0.91
Diluted	$0.21	$0.57	$0.68	$0.89

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Home sales	$258,854	$422,633	$490,304	$623,283
Cost of sales	(218,455)	(353,057)	(401,700)	(505,337)
Gross profit	40,399	69,576	88,604	117,946
Other income, costs and expenses, net	(49,695)	(49,325)	(58,544)	(101,210)
Net (loss) income	(9,296)	20,251	30,060	16,736
Net (loss) income available to common stockholders	$(10,000)	$18,954	$27,418	$11,763
(Loss) Income per common share:
Basic	$(0.27)	$0.51	$0.74	$0.32
Diluted	$(0.27)	$0.49	$0.71	$0.30

EXHIBIT INDEX
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated as of June 22, 2014, by and among PNW Home Builders, L.L.C., PNW Home Builders North, L.L.C., PNW Home Builders South, L.L.C., Crescent Ventures, L.L.C. and William Lyon Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 23, 2014).

2.2
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

2.5
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

Exhibit Number	Description

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

4.16
Indenture, dated March 9, 2018, among California Lyon, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed March 15, 2018).

4.17	Form of 6.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed March 15, 2018).

Exhibit Number	Description

4.18
Third Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 7.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 10, 2018).

4.19
First Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 6.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-Q filed May 10, 2018).

4.20
First Supplemental Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, relating to the 5.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed May 10, 2018).

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

Exhibit Number	Description
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

10.47
Amendment No. 2 dated as of June 16, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed August 8, 2017)

10.48
Stock Purchase Agreement, dated as of December 14, 2017, by and between the Company and Lyon Shareholder 2012, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 14, 2017)

10.49
New Lender Supplement dated as of November 28, 2017 to the Second Amended and Restated Credit Agreement dated as of July 1, 2016, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.49 of the Company's Form 10-K filed February 22, 2018).

Exhibit Number	Description

10.50
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

10.51
Credit Agreement, dated May 21, 2018, among William Lyon Homes, Inc., as Borrower, William Lyon Homes, as Parent, each subsidiary of the Borrower party thereto, The Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 25, 2018).

10.52+
New Lender Supplement dated as of November 9, 2018 to the Credit Agreement dated as of May 21, 2018, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.53+
Amendment No. 1 dated as of December 18, 2018 to the Credit Agreement, dated as of May 21, 2018,, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.54†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Matthew R. Zaist, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed January 23, 2019).

10.55†
Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and William H. Lyon, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed January 23, 2019).

12.1+	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges for the Years Ended December 31, 2018, 2017, 2016, 2015 and 2014.

21.1+	List of Subsidiaries of the Company.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS* **	XBRL Instance Document

101.SCH* **	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL* **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

†	Management contract or compensatory agreement

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