Form 10-Q
period 2019-03-31
WILLIAM LYON HOMES
filed 2019-05-07
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-31625
______________________________________
WILLIAM LYON HOMES
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	33-0864902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, 8th Floor Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 833-3600
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	WLH	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 7, 2019
Common stock, Class A, par value $0.01	32,995,972
Common stock, Class B, par value $0.01	4,817,394

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: changes in mortgage and other interest rates; affordability pressures; the Company’s ability to successfully integrate RSI Communities’ homebuilding operations with its existing operations; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; adverse weather conditions; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; increased costs as a result of government-imposed tariffs; increased supply in our markets; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; government actions, policies, programs and regulations directed at or affecting the housing market (including the Tax Cuts and Jobs Act (the “Tax Cuts and Job Act”), the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities; defects in manufactured products or other homebuilding materials; changes in existing tax laws or enacted corporate income tax rates, including pursuant to the Tax Cuts and Job Act; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; restraints on foreign investment; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability and timing of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$45,709	$33,779
Receivables	15,417	13,502
Escrow proceeds receivable	2,659	—
Real estate inventories — Note 6
Owned	2,303,536	2,333,207
Not owned	294,085	315,576
Investment in unconsolidated joint ventures — Note 4	5,662	5,542
Goodwill	123,695	123,695
Intangibles, net of accumulated amortization of $4,640 as of March 31, 2019 and December 31, 2018	6,700	6,700
Deferred income taxes	46,900	47,241
Lease right-of-use assets	13,135	13,561
Other assets, net	37,515	36,971
Total assets	$2,895,013	$2,929,774
LIABILITIES AND EQUITY
Accounts payable	$108,506	$128,371
Accrued expenses	96,715	150,155
Liabilities from inventories not owned — Note 13	294,085	315,576
Notes payable — Note 7:
Revolving credit facility	110,000	45,000
Construction notes payable	1,204	1,231
Joint venture notes payable	144,027	151,788
7% Senior Notes due August 15, 2022 — Note 7	347,639	347,456
6% Senior Notes due September 1, 2023 — Note 7	344,206	343,878
5.875% Senior Notes due January 31, 2025 — Note 7	428,430	431,992
	1,874,812	1,915,447
Commitments and contingencies — Note 13
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 34,020,166 and 33,904,972 shares issued, 32,995,571 and 32,690,378 shares outstanding at March 31, 2019 and December 31, 2018, respectively	340	339
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 4,817,394 shares issued and outstanding at March 31, 2019 and December 31, 2018	48	48
Additional paid-in capital	445,953	445,545
Retained earnings	425,509	417,390
Total William Lyon Homes stockholders’ equity	871,850	863,322
Noncontrolling interests — Note 3	148,351	151,005
Total equity	1,020,201	1,014,327
Total liabilities and equity	$2,895,013	$2,929,774
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Operating revenue
Home sales — Note 1	$453,775	$372,385
Construction services — Note 1	2,089	983
	455,864	373,368
Operating costs
Cost of sales — homes	(381,044)	(307,308)
Construction services — Note 1	(1,969)	(983)
Sales and marketing	(25,277)	(22,693)
General and administrative	(29,126)	(24,521)
Transaction expenses	—	(3,130)
Other	(344)	(298)
	(437,760)	(358,933)
Operating income	18,104	14,435
Equity in income of unconsolidated joint ventures	912	932
Other income (loss), net	631	35
Income before extinguishment of debt	19,647	15,402
Gain on extinguishment of debt	383	—
Income before provision for income taxes	20,030	15,402
Provision for income taxes — Note 10	(4,896)	(2,814)
Net income	15,134	12,588
Less: Net income attributable to noncontrolling interests	(7,015)	(4,260)
Net income available to common stockholders	$8,119	$8,328
Income per common share:
Basic	$0.22	$0.22
Diluted	$0.21	$0.21
Weighted average common shares outstanding:
Basic	37,610,766	37,931,256
Diluted	38,755,113	39,855,683
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2017	39,085	$392	$454,286	$325,794	$80,158	$860,630
Net income	—	—	—	8,328	4,260	12,588
Cash contributions from members of consolidated entities	—	—	—	—	4,062	4,062
Cash distributions to members of consolidated entities	—	—	—	—	(17,106)	(17,106)
Repurchases of common stock	(205)	(2)	(4,998)	—	—	(5,000)
Shares remitted to Company to satisfy employee tax obligations	(186)	(2)	(4,694)	—	—	(4,696)
Stock based compensation expense	577	5	3,176	—	—	3,181
Balance - March 31, 2018	39,271	$393	$447,770	$334,122	$71,374	$853,659

Balance - December 31, 2018	38,722	387	445,545	417,390	151,005	1,014,327
Net income	—	—	—	8,119	7,015	15,134
Cash contributions from members of consolidated entities	—	—	—	—	1,389	1,389
Cash distributions to members of consolidated entities	—	—	—	—	(11,058)	(11,058)
Shares remitted to Company to satisfy employee tax obligations	(166)	(1)	(2,355)	—	—	(2,356)
Stock based compensation expense	281	2	2,763	—	—	2,765
Balance - March 31, 2019	38,837	$388	$445,953	$425,509	$148,351	$1,020,201

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Operating activities
Net income	$15,134	$12,588
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	745	2,056
Net change in deferred income taxes	341	199
Stock based compensation expense	2,765	3,181
Equity in income of unconsolidated joint ventures	(912)	(932)
Distributions from unconsolidated joint ventures	951	3,575
(Gain) loss on extinguishment of debt	(383)	—
Net changes in operating assets and liabilities:
Receivables	(2,074)	(2,226)
Escrow proceeds receivable	(2,659)	1,767
Real estate inventories - owned	30,894	79,895
Other assets, net	(2,958)	(1,275)
Accounts payable	(19,865)	20,739
Accrued expenses	(53,006)	(21,539)
Net cash (used in) provided by operating activities	(31,027)	98,028
Investing activities
Cash paid for acquisitions, net of cash acquired	—	(475,221)
Sales (purchases) of property and equipment	1,404	(2,442)
Net cash provided by (used in) investing activities	1,404	(477,663)
Financing activities
Proceeds from borrowings on notes payable	30,111	20,194
Principal payments on notes payable	(37,899)	(29,179)
Principal payments on 5.75% Senior Notes	—	(150,000)
Principal payments on 5.875% Senior Notes	(3,591)	—
Proceeds from issuance of 6% Senior Notes	—	350,000
Proceeds from borrowings on revolver	190,000	110,000
Payments on revolver	(125,000)	(25,000)
Payment of deferred loan costs	(43)	(5,877)
Shares remitted to, or withheld by the Company for employee tax withholding	(2,356)	(4,696)
Payments to repurchase common stock	—	(5,000)
Cash contributions from members of consolidated entities	1,389	4,062
Cash distributions to members of consolidated entities	(11,058)	(17,106)
Net cash provided by financing activities	41,553	247,398
Net increase (decrease) in cash and cash equivalents	11,930	(132,237)
Cash and cash equivalents — beginning of period	33,779	182,710
Cash and cash equivalents — end of period	$45,709	$50,473
Supplemental disclosures:
Cash paid for taxes	$—	$104
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$78	$1,696
Accrued deferred loan costs	$8	$879
Inventory reclassified to Other assets upon adoption of ASC 606	$—	$5,365
Non-cash additions to Real estate inventories - not owned and Liabilities from inventories not owned	$(21,491)	$87,896
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2019 and December 31, 2018 and revenues and expenses for the three month periods ended March 31, 2019 and 2018. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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
The condensed consolidated financial statements were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited consolidated financial statements as of and for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (“ASU 2014-09” or “ASC 606”).

Home Sales
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, "Revenue Recognition" ("ASC 606"). Under ASC 606, revenue was recorded when a sale is consummated, the buyer’s initial and continuing investments is adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have transferred to the buyer. Revenue is recorded upon the close of escrow, at which point home sales are considered in the scope of a contract. Accordingly, the Company does not record homebuilding revenue for performance obligations that are unsatisfied or partially unsatisfied. No revenue was recorded in the 2019 period that did not result from current period performance.

Construction Services
The Company accounts for construction management agreements using the Percentage of Completion Method in accordance with ASC 606. Under ASC 606, the Company records revenues and expenses as a contracted project progresses, and based on the percentage of costs incurred to date compared to the total estimated costs of the contract.
The Company entered into construction management agreements to build, sell and market homes in certain communities. For such services, the Company will receive fees (generally 3 to 5 percent of the sales price, as defined) and may, under certain circumstances, receive additional compensation if certain financial thresholds are achieved.

Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three months ended March 31, 2019, the Company did not have any land parcel sales. During the three months ended March 31, 2018, the Company had one land parcel sale, that resulted in a negligible loss for the period then ended.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Warranty liability, beginning of period	$13,000	$13,643
Warranty provision during period (1)	2,416	2,504
Warranty payments, net of insurance recoveries during period	(3,815)	(4,395)
Warranty charges related to construction services projects	(17)	7
Warranty liability, end of period	$11,584	$11,759

(1)
In connection with the RSI Acquisition (see Note 2) in 2018, the Company assumed warranty liability of $0.6 million for units closed prior to the RSI Acquisition date and for which has been included in this line item for purposes of this table.

Interest incurred under the Company’s debt obligations, as more fully discussed in Note 7, is capitalized to qualifying real estate projects under development. Interest activity for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Interest incurred	$24,081	$19,258
Less: Interest capitalized	24,081	19,258
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$40,858	$31,489

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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2019 and December 31, 2018. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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

Note 2—Acquisition of RSI Communities
On March 9, 2018, the Company completed its acquisition of RSI Communities, a Southern California- and Texas-based homebuilder, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated February 19, 2018 among California Lyon, RSI Communities, RS Equity Management L.L.C., Class B Sellers of RSI Communities, and RS Equity Management L.L.C. as the sellers’ representative, and its acquisition of three additional related real estate assets (the “Legacy Assets”) pursuant to each of the separate asset purchase agreements with each of RG Onion Creek, LLC, RSI Trails at Leander LLC and RSI Prado LLC (collectively referred to herein as "RSI Communities"), for an aggregate cash purchase price of $479.3 million, which is inclusive of approximately $15.2 million of net asset related adjustments at closing (collectively, the "RSI Acquisition"). Part of the acquired entities specific to the Southern California region now operate under the Company’s existing California segment. The remaining acquired entities now operate as a new segment of the Company in Texas, with core markets of Austin and San Antonio.
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
479,328
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
The Company recorded no acquisition related costs for the three months ended March 31, 2019 and $3.1 million in acquisition related costs for the three months ended March 31, 2018, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three months ended March 31, 2018 as if the RSI Acquisition, had been completed as of January 1, 2017 (amounts in thousands, except per share data):

Three Months Ended March 31, 2018
Operating revenues	$401,600
Net income available to common stockholders	$6,419
Income per share - basic	$0.17
Income per share - diluted	$0.16
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

Note 3—Variable Interest Entities and Noncontrolling Interests
As of March 31, 2019 and December 31, 2018, the Company was party to twenty-four and twenty joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of March 31, 2019 and December 31, 2018.
As of March 31, 2019, the assets of the consolidated VIEs totaled $440.6 million, of which $9.4 million was cash and cash equivalents and $425.6 million was owned real estate inventories. The liabilities of the consolidated VIEs totaled $210.5 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
As of December 31, 2018, the assets of the consolidated VIEs totaled $434.8 million, of which $9.0 million was cash and cash equivalents and $422.7 million was owned real estate inventories. The liabilities of the consolidated VIEs totaled $209.4 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
Note 4—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues	$4,197	$3,709
Cost of sales	(2,342)	(1,918)
Income of unconsolidated joint ventures	$1,855	$1,791

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For both of the three months ended March 31, 2019, and 2018, the Company recorded income of $0.9 million, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.

The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	March 31, 2019	December 31, 2018
Assets
Cash	$6,958	$8,093
Loans held for sale	37,908	27,958
Accounts receivable	982	884
Other assets	169	115
Total Assets	$46,017	$37,050

Liabilities and Equity
Accounts payable	$449	$700
Accrued expenses	1,221	1,988
Credit lines payable	36,180	26,775
Other liabilities	508	49
Members equity	7,659	7,538
Total Liabilities and Equity	$46,017	$37,050
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
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with ASC 280, prior to the acquisition of RSI Communities (see Note 2), the Company's homebuilding operations had been grouped into six operating segments. During the three months ended March 31, 2018, the Company added one additional operating segment, Texas, as a result of the RSI Acquisition. As such, in accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into seven reportable segments:
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

Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Operating revenue:
California	$186,118	$134,812
Arizona	29,594	32,039
Nevada	37,705	49,176
Colorado	56,036	40,063
Washington (1)	43,940	55,651
Oregon	51,087	46,853
Texas	51,384	14,774
Total operating revenue	$455,864	$373,368

(1) Operating revenue in the Washington segment includes construction services revenue in the periods ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Income before provision for income taxes:
California	$16,105	$11,419
Arizona	2,493	2,487
Nevada	4,192	4,839
Colorado	6,024	3,164
Washington	1,145	4,511
Oregon	2,070	3,637
Texas	1,181	434
Corporate	(13,563)	(15,089)
Income before gain on extinguishment of debt	$19,647	$15,402
Corporate - Gain on extinguishment of debt	383	—
Income before provision for income taxes	$20,030	$15,402

	March 31, 2019	December 31, 2018
Homebuilding assets:
Owned:
California	$878,608	$930,714
Arizona	171,124	168,507
Nevada	190,787	189,363
Colorado	138,148	149,450
Washington	306,596	308,270
Oregon	429,448	440,105
Texas	271,652	234,093
Corporate (1)	214,565	193,696
	$2,600,928	$2,614,198
Not Owned:
California	$78,543	$91,849
Arizona	114,858	114,858
Washington	21,657	21,657
Texas	79,027	87,212
Total homebuilding assets	$2,895,013	$2,929,774

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred income taxes, and other assets.
Note 6—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Real estate inventories:
Land deposits	$143,736	$147,327
Land and land under development	473,309	660,151
Finished lots	702,278	564,460
Homes completed and under construction	858,617	839,316
Model homes	125,596	121,953
Total	$2,303,536	$2,333,207
Real estate inventories not owned (1):
Other land options contracts — land banking arrangement	$294,085	$315,576

(1)
Represents the consolidation of a land banking arrangement. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined that it is economically compelled to purchase the lots in the land banking arrangement and thus, has consolidated the assets and liabilities associated with this land bank. Amounts are net of deposits.

Note 7—Senior Notes, Secured, and Unsecured Indebtedness

Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Notes payable:
Revolving credit facility	$110,000	$45,000
Seller financing	—	—
Construction notes payable	1,204	1,231
Joint venture notes payable	144,027	151,788
Total notes payable	255,231	198,019

Senior notes:
7% Senior Notes due August 15, 2022	347,639	347,456
6% Senior Notes due September 1, 2023	344,206	343,878
5.875% Senior Notes due January 31, 2025	428,430	431,992
Total senior notes	1,120,275	1,123,326

Total notes payable and senior notes	$1,375,506	$1,321,345

As of March 31, 2019, the maturities of the Notes payable, 7% Senior Notes, 6% Senior Notes, and 5.875% Senior Notes are as follows (in thousands):

Year Ending December 31,
Remaining in 2019	$15,217
2020	36,409
2021	203,605
2022	350,000
2023	350,000
Thereafter	436,886
$1,392,117
Maturities above exclude premium on the 7% Senior Notes of $0.5 million and discount on the 5.875% Senior Notes of $2.7 million, and deferred loan costs on the 7%, 6%, and 5.875% Senior Notes of $14.5 million as of March 31, 2019.
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
On December 31, 2018, California Lyon, Parent and the lenders party thereto entered into an amendment to the New Facility, which amended the maximum leverage ratio to extend the timing of the gradual step-downs, such that the leverage ratio remained at 65% through and including December 30, 3018, decreased to 62.5% on the last day of the 2018 fiscal year through and including December 30, 2019, and further decreases and remains at 60% on December 31, 2019 and thereafter. The amendment did not revise any of our other financial covenants thereunder.
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of March 31, 2019, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of March 31, 2019, the Company had $110.0 million outstanding against the New Facility at an effective rate of 6.6%, as well as a letter of credit for $7.2 million. As of December 31, 2018, the Company had $45.0 million outstanding against the New Facility at an effective rate of 7.5%, as well as a letter of credit for $8.6 million.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of December 30, 2018, further decreased to 62.5% effective as of December 31, 2018, through and including December 30, 2019, and further decreases to and remains at 60% thereafter, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of March 31, 2019.
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
Notes Payable
The Company and certain of its consolidated joint ventures have entered into notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of March 31, 2019 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2019	18.9	$0.4	November, 2020	5.38%	(3)
May, 2018	128.0	86.7	May, 2021	5.49%	(2)
May, 2018	13.3	11.1	June, 2020	5.38%	(3)
July, 2017	66.2	31.7	February, 2021	5.56%	(2)
January, 2016	35.0	14.0	August, 2019	5.75%	(1)
	261.4	$143.9

(1) Loan bears interest at LIBOR +3.25%.
(2) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.
(3) Loan bears interest at LIBOR +2.90%.

In addition to the above, the Company had $1.2 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of March 31, 2019.

Senior Notes
5.75% Senior Notes Due 2019
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
During the three months ended March 31, 2018, Parent, through California Lyon, used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to March 31, 2019.

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
As of March 31, 2019, the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.5 million and deferred loan costs of $2.9 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of March 31, 2019, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $5.8 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the prior year 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes were retired and extinguished as of December 31, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of March 31, 2019, the outstanding principal amount of the 5.875% Notes was $437 million, excluding unamortized discount of $2.7 million and deferred loan costs of $5.8 million. During the three months ended March 31, 2019, the Company retired approximately $4.0 million of the principal balance, resulting in $0.4 million of gain on debt extinguishment recognized through earnings. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of March 31, 2019.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of March 31, 2019 and December 31, 2018; consolidating statements of operations for the three and three months ended March 31, 2019 and 2018; and consolidating statements of cash flows for the three month periods ended March 31, 2019 and 2018, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of March 31, 2019 and December 31, 2018, and for the three and three month periods ended March 31, 2019 and 2018.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of March 31, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$33,942	$1,915	$9,852	$—	$45,709
Receivables	—	5,109	5,304	5,004	—	15,417
Escrow proceeds receivable	—	2,659	—	—	—	2,659
Real estate inventories
Owned	—	725,596	1,140,340	437,600	—	2,303,536
Not owned	—	114,858	179,227	—	—	294,085
Investment in unconsolidated joint ventures	—	5,512	150	—	—	5,662
Goodwill	—	14,209	109,486	—	—	123,695
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	46,900	—	—	—	46,900
Lease right-of-use assets	—	13,135	—	—	—	13,135
Other assets, net	—	27,299	8,952	1,264	—	37,515
Investments in subsidiaries	871,850	23,425	(943,873)	—	48,598	—
Intercompany receivables	—	—	294,625	(160)	(294,465)	—
Total assets	$871,850	$1,012,644	$802,826	$453,560	$(245,867)	$2,895,013
LIABILITIES AND EQUITY
Accounts payable	$—	$63,991	$30,492	$14,023	$—	$108,506
Accrued expenses	—	84,459	12,156	100	—	96,715
Liabilities from inventories not owned	—	114,860	179,225	—	—	294,085
Notes payable	—	110,001	1,204	144,026	—	255,231
7% Senior Notes	—	347,639	—	—	—	347,639
6% Senior Notes	—	344,206	—	—	—	344,206
5.875% Senior Notes	—	428,430	—	—	—	428,430
Intercompany payables	—	170,830	—	123,635	(294,465)	—
Total liabilities	—	1,664,416	223,077	281,784	(294,465)	1,874,812
Equity
William Lyon Homes stockholders’ equity	871,850	(651,772)	579,749	23,425	48,598	871,850
Noncontrolling interests	—	—	—	148,351	—	148,351
Total liabilities and equity	$871,850	$1,012,644	$802,826	$453,560	$(245,867)	$2,895,013

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$21,450	$2,888	$9,441	$—	$33,779
Receivables	—	6,054	4,151	3,297	—	13,502
Escrow proceeds receivable						—
Real estate inventories
Owned	—	745,750	1,152,786	434,671	—	2,333,207
Not owned	—	114,859	200,717	—	—	315,576
Investment in unconsolidated joint ventures	—	5,392	150	—	—	5,542
Goodwill	—	14,209	109,486	—	—	123,695
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	47,241	—	—	—	47,241
Lease right-of-use assets	—	13,561	—	—	—	13,561
Other assets, net	—	26,797	9,688	486	—	36,971
Investments in subsidiaries	863,322	16,059	(961,950)	—	82,569	—
Intercompany receivables	—	—	285,675	—	(285,675)	—
Total assets	$863,322	$1,011,372	$810,291	$447,895	$(203,106)	$2,929,774
LIABILITIES AND EQUITY
Accounts payable	$—	$78,462	$34,546	$15,363	$—	$128,371
Accrued expenses	—	123,088	26,967	100	—	150,155
Liabilities from inventories not owned	—	114,859	200,717	—	—	315,576
Notes payable	—	45,000	1,231	151,788	—	198,019
7% Senior Notes	—	347,456	—	—	—	347,456
6% Senior Notes	—	343,878	—	—	—	343,878
5.875% Senior Notes	—	431,992	—	—	—	431,992
Intercompany payables	—	172,095	—	113,580	(285,675)	—
Total liabilities	—	1,656,830	263,461	280,831	(285,675)	1,915,447
Equity
William Lyon Homes stockholders’ equity	863,322	(645,458)	546,830	16,059	82,569	863,322
Noncontrolling interests	—	—	—	151,005	—	151,005
Total liabilities and equity	$863,322	$1,011,372	$810,291	$447,895	$(203,106)	$2,929,774

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$148,932	$243,356	$61,487	$—	$453,775
Construction services	—	—	2,089	—	—	2,089
Management fees	—	(1,857)	—	—	1,857	—
	—	147,075	245,445	61,487	1,857	455,864
Operating costs
Cost of sales	—	(123,138)	(207,594)	(48,455)	(1,857)	(381,044)
Construction services	—	—	(1,969)	—	—	(1,969)
Sales and marketing	—	(8,426)	(14,736)	(2,115)	—	(25,277)
General and administrative	—	(20,169)	(8,957)	—	—	(29,126)
Other	—	(387)	—	43	—	(344)
	—	(152,120)	(233,256)	(50,527)	(1,857)	(437,760)
Income from subsidiaries	8,119	6,926	—	—	(15,045)	—
Operating income	8,119	1,881	12,189	10,960	(15,045)	18,104
Equity in income of unconsolidated joint ventures	—	711	201	—	—	912
Other income (loss), net	—	929	81	(379)	—	631
Income before extinguishment of debt	8,119	3,521	12,471	10,581	(15,045)	19,647
Gain on extinguishment of debt	—	383	—	—	—	383
Income before provision for income taxes	8,119	3,904	12,471	10,581	(15,045)	20,030
Provision for income taxes	—	(4,896)	—	—	—	(4,896)
Net income	8,119	(992)	12,471	10,581	(15,045)	15,134
Less: Net income attributable to noncontrolling interests	—	—	—	(7,015)	—	(7,015)
Net income available to common stockholders	$8,119	$(992)	$12,471	$3,566	$(15,045)	$8,119

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Sales	$—	$135,173	$182,944	$54,268	$—	$372,385
Construction services	—	983	—	—	—	983
Management fees	—	(1,750)	—	—	1,750	—
	—	134,406	182,944	54,268	1,750	373,368
Operating costs
Cost of sales	—	(110,245)	(150,502)	(44,811)	(1,750)	(307,308)
Construction services	—	(983)	—	—	—	(983)
Sales and marketing	—	(8,383)	(10,783)	(3,527)	—	(22,693)
General and administrative	—	(18,553)	(5,966)	(2)	—	(24,521)
Transaction expenses	—	(3,130)	—	—	—	(3,130)
Other	—	(353)	46	9	—	(298)
	—	(141,647)	(167,205)	(48,331)	(1,750)	(358,933)
Income from subsidiaries	8,328	8,107	—	—	(16,435)	—
Operating income	8,328	866	15,739	5,937	(16,435)	14,435
Equity in income from unconsolidated joint ventures	—	675	257	—	—	932
Other income (expense), net	—	309	56	(330)	—	35
Income (loss) before provision for income taxes	8,328	1,850	16,052	5,607	(16,435)	15,402
Provision for income taxes	—	(2,814)	—	—	—	(2,814)
Net income (loss)	8,328	(964)	16,052	5,607	(16,435)	12,588
Less: Net income attributable to noncontrolling interests	—	—	—	(4,260)	—	(4,260)
Net income (loss) attributable to William Lyon Homes	8,328	(964)	16,052	1,347	(16,435)	8,328

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash provided by (used in) operating activities	$(409)	$(37,671)	$4,229	$3,826	$(1,002)	$(31,027)
Investing activities
Sales (purchases) of property and equipment	—	—	1,404	—	—	1,404
Investments in subsidiaries	—	(1,851)	(18,077)	—	19,928	—
Net cash (used in) provided by investing activities	—	(1,851)	(16,673)	—	19,928	1,404
Financing activities
Proceeds from borrowings on notes payable	—	—	—	30,111	—	30,111
Principal payments on notes payable	—	—	(27)	(37,872)	—	(37,899)
Principal payments on 5.875% Senior Notes	—	(3,591)	—	—	—	(3,591)
Proceeds from borrowings on Revolver	—	190,000	—	—	—	190,000
Payments on Revolver	—	(125,000)	—	—	—	(125,000)
Payment of deferred loan costs	—	(43)	—	—	—	(43)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(2,356)	—	—	—	(2,356)
Noncontrolling interest contributions	—	—	—	1,389	—	1,389
Noncontrolling interest distributions	—	—	—	(11,058)	—	(11,058)
Advances to affiliates	—	—	20,448	3,800	(24,248)	—
Intercompany receivables/payables	409	(6,996)	(8,950)	10,215	5,322	—
Net cash (used in) provided by financing activities	409	52,014	11,471	(3,415)	(18,926)	41,553
Net (decrease) increase in cash and cash equivalents	—	12,492	(973)	411	—	11,930
Cash and cash equivalents - beginning of period	—	21,450	2,888	9,441	—	33,779
Cash and cash equivalents - end of period	$—	$33,942	$1,915	$9,852	$—	$45,709

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

Note 8—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of March 31, 2019 and December 31, 2018, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•
Notes payable—The carrying amount is a reasonable estimate of fair value of the notes payable because of floating interest rate terms and/or the outstanding balance is expected to be repaid within one year.

•	7% Senior Notes due August 15, 2022 —The 7% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	6% Senior Notes due September 1, 2023 —The 6% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•	5.875% Senior Notes due January 31, 2025 —The 5.875% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

The following table excludes cash and cash equivalents, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$255,231	$255,231	$198,019	$198,019
7% Senior Notes due 2022	347,639	351,330	347,456	350,000
6% Senior Notes due 2023	344,206	337,750	343,878	315,000
5.875% Senior Notes due 2025	428,430	411,241	431,992	378,611
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
Note 9—Related Party Transactions
On March 9, 2018, California Lyon completed its private placement with registration rights of the 6.00% Notes in an aggregate principal amount of $350 million (see Note 7), for which Credit Suisse Securities (USA) LLC (“Credit Suisse”) served as an initial purchaser and joint book-running manager, along with several other banks, and received customary underwriting fees as a member of the underwriting syndicate. On November 5, 2018, Eric A. Anderson commenced his service as a member of the Company's Board of Directors. Mr. Anderson had previously held the position of Vice Chairman, Investment Banking of Credit Suisse until November 3, 2018, at which point, Mr. Anderson was appointed as a Senior Advisor to Credit Suisse, a non-employee role pursuant to which he provides certain consultant services to Credit Suisse as an independent contractor. As of and following the November 3, 2018 transition date, Mr. Anderson did not and will not receive any fees or compensation of any kind for any transactional relationships between Credit Suisse and the Company.

Note 10—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 24.4% and 18.3% for the three months ended March 31, 2019 and 2018, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests for the three months March 31, 2019 and March 31, 2018.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2019, the Company had no valuation allowance recorded.
At March 31, 2019, the Company had no remaining federal net operating loss carryforwards and $46.4 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of March 31, 2019, the Company had unused federal and state built-in losses of $44.9 million and $7.5 million, respectively. The five year testing period for built-in losses expired in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at March 31, 2019, which if not previously utilized are allowable as refundable credits under the Tax Cuts and Job Act through 2022.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2013 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2008 and forward. The Company is currently under examination by the Internal Revenue Service for the 2013 and 2014 tax years and under examination by California for the 2014 tax year.

Note 11—Income Per Common Share
Basic and diluted income per common share for the three months ended March 31, 2019 and 2018 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Basic weighted average number of common shares outstanding	37,610,766	37,931,256
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,144,347	1,924,427
Diluted average shares outstanding	38,755,113	39,855,683
Net income available to common stockholders	$8,119	$8,328
Basic income per common share	$0.22	$0.22
Dilutive income per common share	$0.21	$0.21
Antidilutive securities not included in the calculation of diluted income per common share (weighted average):
Unvested stock options	—	—
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
During the three months ended March 31, 2019, the Company granted 550,829 shares of time-based restricted stock, and 490,227 of performance stock units, including one award tied to a market performance condition. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three months ended March 31, 2019 and 2018 of $2.8 million and $3.2 million, respectively.

Performance Stock Units

    With respect to the performance stock units granted to certain employees during the three months ended March 31, 2019, the actual number of such stock units that will be earned is subject to the Company’s achievement of performance targets as of the end of the 2019 fiscal year, with each unit constituting the opportunity to earn up to two shares of Company common stock. The aforementioned awards represent 400,460 stock units that vest in three equal annual installments on March 1st of each of 2020, 2021 and 2022, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of March 31, 2019, management determined that the currently available data was not sufficient to support that the achievement of the preliminary performance targets is probable, and as such, no compensation expense has been recognized for these awards to date. The Company's Compensation Committee has elected to wait until the second quarter to set the final metric for the performance-based stock units target.

Performance Stock Units with Market Condition

With respect to the performance based stock units with market condition granted to a certain employee during the three months ended March 31, 2019, the actual number of stock units that will be earned is subject to the Company’s achievement of a pre-established market performance target as of the end of the vesting periods, with each unit constituting the opportunity to earn up to two shares of Company common stock. The aforementioned award represents 89,767 stock units that vest in two annual installments at the end of each performance period, subject to grantee’s continued service through each vesting date.

Time-Based Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the three months ended March 31, 2019, 285,030 of such shares vest in three equal annual installments on each anniversary of the grant date, 134,650 of such shares vest in one installment on January 2, 2022, and 84,156 of such shares vest in two equal annual installments on each anniversary of the grant date, subject to the grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee directors during the three months ended March 31, 2019, 46,993 of such shares vest in four equal quarterly installments on each three-month period beginning June 1st of 2019, subject to each grantee’s continued service on the board through each vesting date.

Note 13—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of March 31, 2019, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
On March 31, 2019, there was a fire in Wilsonville, Oregon in which we incurred damage to certain buildings in our Villebois community. We do not have an estimate yet as to the dollar amount of the damages. As of March 31, 2019, the Company has not recorded any amounts related to the damages incurred in its Consolidated Financial Statements, however the Company expects any and all damages to be paid by insurance less any associated deductibles.
The Company had outstanding performance and surety bonds of $341.4 million at March 31, 2019, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of March 31, 2019, the Company had $291.3 million of project commitments relating to the construction of projects.
See Note 7 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of March 31, 2019, the Company has made non-refundable deposits of $143.7 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $744.2 million as of March 31, 2019.

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

Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

March 31, 2019
Total number of land banking arrangements consolidated	3
Total number of lots	5,184
Total purchase price	$452,967
Balance of lots still under option and not purchased:
Number of lots	4,002
Purchase price	$294,085
Forfeited deposits if lots are not purchased	$76,812

Lease Obligations
Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $14.2 million as of March 31, 2019 and $14.6 million as of December 31, 2018. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Lease cost
Operating lease cost	$1,444	$2,009
Sublease income	—	(29)
Total lease cost	$1,444	$1,980

Other information
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,223	$1,767
Right-of-use assets obtained in exchange for new operating lease liabilities	$78	$1,696
Weighted-average discount rate	7.3%	6.4%

	March 31, 2019	December 31, 2018
Weighted-average remaining lease term (in years)	4.61	4.23
The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2019 (in thousands).

Year Ending December 31,
Remaining in 2019	$5,003
2020	5,126
2021	4,879
2022	3,553
2023	2,423
Thereafter	1,987
Total	$22,971

Note 14—Subsequent Events
No events have occurred subsequent to March 31, 2019, that would require recognition or disclosure in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, Washington and Texas. The Company’s core markets include Orange County, Los Angeles, San Diego, Riverside, San Bernardino, the South and East Bay Areas of San Francisco, Phoenix, Las Vegas, Denver, Fort Collins, Portland, Seattle, Houston, Austin and San Antonio. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 108,000 homes. The Company markets and sells its homes under the William Lyon Homes brand in all of its markets except for Washington and Oregon, where the Company operates under the Polygon Northwest brand. For the three months ended March 31, 2019 (the "2019 period"), the Company had revenues from homes sales of $453.8 million, a 22% increase from $372.4 million for the three months ended March 31, 2018 (the "2018 period"), which includes results from all seven reportable operating segments. The Company had net new home orders of 1,103 homes in the 2019 period, a decrease from 1,106 in the 2018 period, while the average number of sales locations increased 40% to 118 in the 2019 period from 84 in the 2018 period.
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
Overview
While the long-term fundamentals remain positive in the broader economy as well as our local markets, the cost of home ownership has increased with the significant price appreciation in several of our markets over the last few years. However, in conjunction with a relatively limited supply of new homes in all of our markets, we believe that homebuyer demand in the long term remains strong against our consistent homebuyer traffic levels.
Results of Operations
In the three months ended March 31, 2019, the Company delivered 949 homes, up 28%, and recognized home sales revenue of $453.8 million, up 22%, from the 2018 period, respectively. The Company generated net income available to common shareholders of $8.1 million for the three months ended March 31, 2019, and income per share of $0.22. The Company's average sales price ("ASP") of homes closed is $478,200, and our average sales price of homes in backlog is approximately $441,200 as of March 31, 2019, both of which are indicative of the Company's strategy to lower ASP through product segmentation, focusing on the entry level and first time move-up buyer.
On March 9, 2018, the Company completed its acquisition of the residential homebuilding operations of RSI Communities and its affiliates, such operations being referred herein as "RSI Communities", which marked the beginning of the Texas operating segment, in addition to expanding the Company's footprint in the California operating segment. Financial data herein as of March 31, 2018, and for the three months ended March 31, 2018 include operations for these operating segments for the period from March 9, 2018 (date of acquisition) through March 31, 2018, respectively.
As of March 31, 2019, the Company was selling homes in 122 communities. We had a consolidated backlog of 1,195 homes sold but not closed, with an associated sales value of $527.2 million.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 16.0% and 20.5%, respectively, for the three months ended March 31, 2019, as compared to 17.5% and 22.7%, respectively, for the three months ended March 31, 2018.

Comparisons of the Three Months Ended March 31, 2019 to March 31, 2018
Revenues from homes sales increased 22% to $453.8 million during the three months ended March 31, 2019, compared to $372.4 million during the three months ended March 31, 2018. The increase in revenue is primarily due to the 28% increase in the number of homes closed during the 2018 period. The number of net new home orders for the three months ended March 31, 2019 was 1,103 homes, in-line with 1,106 homes for the three months ended March 31, 2018.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Number of Net New Home Orders
California	290	283	7	2%
Arizona	112	108	4	4%
Nevada	59	109	(50)	(46)%
Colorado	172	144	28	19%
Washington	94	179	(85)	(47)%
Oregon	112	209	(97)	(46)%
Texas	264	74	190	257%
Total	1,103	1,106	(3)	—%
Our orders activity for the quarter was in line with prior year on a consolidated basis, based on lower absorption in certain of our markets, and higher average sales locations. 2018 sales rates were significantly higher than 2017, and so during the first quarter of 2019, we have seen absorption more in line with 2017 levels.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	%
Cancellation Rates
California	20%	8%	12%
Arizona	12%	15%	(3)%
Nevada	23%	19%	4%
Colorado	9%	9%	—%
Washington	5%	9%	(4)%
Oregon	23%	5%	18%
Texas	14%	9%	5%
Overall	16%	10%	6%
Cancellation rates during the 2019 period increased to 16% from 10% during the 2018 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends. However, in California and Oregon, cancellation rates increased due to affordability concerns in the Bay Area of Northern California, and in Portland; two markets with significant price appreciation in 2017 and 2018.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Average Number of Sales Locations
California	35	22	13	59%
Arizona	9	6	3	50%
Nevada	13	12	1	8%
Colorado	11	15	(4)	(27)%
Washington	10	9	1	11%
Oregon	16	15	1	7%
Texas	24	5	19	380%
Total	118	84	34	40%
The average number of sales locations for the Company increased to 118 locations for the three months ended March 31, 2019 compared to 84 for the three months ended March 31, 2018, driven by the 41 communities added in conjunction with a full quarter of operations in Texas and California, resulting from the prior year acquisition of RSI Communities.

	Three Months Ended March 31, 2019		Increase (Decrease)
	2019	2018
Quarterly Absorption Rates
California	8.3	12.9	(4.6)
Arizona	12.4	18.0	(5.6)
Nevada	4.5	9.1	(4.6)
Colorado	15.6	9.6	6.0
Washington	9.4	19.9	(10.5)
Oregon	7.0	13.9	(6.9)
Texas	11.0	14.8	(3.8)
Overall	9.3	13.2	(3.9)
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, decreased for the three months ended March 31, 2019 to 9.3 sales per project from 13.2 in the 2018 period driven primarily by lower absorption in certain of our markets, and higher average sales locations. As previously mentioned, 2018 sales rates were significantly higher than 2017, and so during the first quarter of 2019, we have seen absorption more in line with 2017 levels.

	March 31,		Increase (Decrease)
	2019	2018	Amount	%
Backlog (units)
California	261	388	(127)	(33)%
Arizona	181	164	17	10%
Nevada	82	121	(39)	(32)%
Colorado	180	223	(43)	(19)%
Washington	63	176	(113)	(64)%
Oregon	120	177	(57)	(32)%
Texas	308	211	97	46%
Total	1,195	1,460	(265)	(18)%
The Company’s backlog at March 31, 2019 decreased 18% to 1,195 units from 1,460 units at March 31, 2018. The decrease is primarily attributable to an increase in closings from the prior year coupled with a 91% backlog conversion rate during the three months ended March 31, 2019.

	March 31,		Increase (Decrease)
	2019	2018	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$165,965	$282,484	$(116,519)	(41)%
Arizona	63,640	51,055	12,585	25%
Nevada	42,467	80,379	(37,912)	(47)%
Colorado	79,875	90,312	(10,437)	(12)%
Washington	45,968	115,375	(69,407)	(60)%
Oregon	48,524	76,433	(27,909)	(37)%
Texas	80,752	56,093	24,659	44%
Total	$527,191	$752,131	$(224,940)	(30)%
The dollar amount of backlog of homes sold but not closed as of March 31, 2019 was $527.2 million, down 30% from $752.1 million as of March 31, 2018. The decrease primarily reflects a decrease in net new orders as described above, and a 14% decrease in the average sales price of homes in backlog when compared with the prior period. However, the Company is selling more spec units in the first quarter compared to the previous year.
In California, the dollar amount of backlog decreased to $166.0 million as of March 31, 2019 from $282.5 million as of March 31, 2018. This was primarily due to the 33% decrease in units in backlog, coupled with the decrease in ASP of homes in backlog for the 2018 period of 13% to $635,900 from $728,100 for the 2018 period.
In Arizona, the dollar amount of backlog increased 25% to $63.6 million as of March 31, 2019 from $51.1 million as of March 31, 2018, which is primarily attributable to a 10% increase in the number of units in backlog to 181 at March 31, 2019, from 164 at March 31, 2018 due to a 4% increase in new home orders, and a 13% increase in the ASP of homes in backlog when compared with the prior period.
In Nevada, the dollar amount of backlog decreased 47% to $42.5 million as of March 31, 2019 from $80.4 million as of March 31, 2018, primarily attributable to a 32% decrease in units in backlog to 82 as of March 31, 2019, from 121 as of March 31, 2018.
In Colorado, the dollar amount of backlog decreased 12% to $79.9 million as of March 31, 2019 from $90.3 million as of March 31, 2018, which is attributable to a 19% decrease in the number of units in backlog, to 180 units as of March 31, 2019, from 223 units as of March 31, 2018, partially offset by a 10% increase of the ASP of homes in backlog to $443,800 as of March 31, 2019 from $405,000 as of March 31, 2018.
In Washington, the dollar amount of backlog decreased 60% to $46.0 million as of March 31, 2019 from $115.4 million as of March 31, 2018, which is attributable to a 64% decrease in the number of units in backlog, to 63 units as of March 31, 2019, from 176 units as of March 31, 2018, partially offset by a 11% increase in the ASP of homes in backlog to $729,700 as of March 31, 2019 from $655,500 as of March 31, 2018.
In Oregon, the dollar amount of backlog decreased 37% to $48.5 million as of March 31, 2019 from $76.4 million as of March 31, 2018, which is primarily attributable to a 32% decrease in the number of units in backlog, to 120 units as of March 31, 2019, from 177 units as of March 31, 2018, and a 6% decrease in the ASP of homes in backlog to $404,400 in the 2019 period from $431,800 in the 2018 period.
In Texas, the dollar amount of backlog increased 44% to $80.8 million as of March 31, 2019 from $56.1 million as of March 31, 2018, which is primarily attributable to a 46% increase in the number of units in backlog, to 308 units as of March 31, 2019, from 211 units as of March 31, 2018, partially offset by a 1% decrease in the ASP of homes in backlog when compared with the prior period.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Number of Homes Closed
California	281	210	71	34%
Arizona	89	105	(16)	(15)%
Nevada	71	74	(3)	(4)%
Colorado	126	93	33	35%
Washington	72	94	(22)	(23)%
Oregon	120	104	16	15%
Texas	190	60	130	217%
Total	949	740	209	28%

During the three months ended March 31, 2019, the number of homes closed increased 28% to 949 from 740 in the 2018 period. The increase was primarily attributable to an increase in homes closed in California and Colorado, bolstered by a full quarter of new home deliveries from the projects added through the acquisition of RSI Communities, which were slightly offset by the decreases in homes closed in Arizona, Nevada, and Washington.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$186,118	$134,812	$51,306	38%
Arizona	29,594	32,039	(2,445)	(8)%
Nevada	37,705	49,176	(11,471)	(23)%
Colorado	56,036	40,063	15,973	40%
Washington	41,851	54,668	(12,817)	(23)%
Oregon	51,087	46,853	4,234	9%
Texas	51,384	14,774	36,610	248%
Total	$453,775	$372,385	$81,390	22%
The 22% increase in homebuilding revenue is driven by the 28% increase in homes closed discussed above, slightly offset by the 5% decrease in the average sales price of homes closed between the 2019 and 2018 periods, which is primarily driven by product and geographical mix and was impacted by the lower price point from the Texas operating segment, which is below the Company average.

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Average Sales Price of Homes Closed
California	$662,300	$642,000	$20,300	3%
Arizona	332,500	305,100	27,400	9%
Nevada	531,100	664,500	(133,400)	(20)%
Colorado	444,700	430,800	13,900	3%
Washington	581,300	581,600	(300)	—%
Oregon	425,700	450,500	(24,800)	(6)%
Texas	270,400	246,200	24,200	10%
Company Average	$478,200	$503,200	$(25,000)	(5)%

The average sales price of homes closed during the 2019 period decreased 5% primarily due to product and geographical mix, and was impacted by the lower price point from the Texas operating segment.

Construction Services Revenue
Construction services revenue was $2.1 million for the three months ended March 31, 2019, which was attributable to one project in Washington.
Gross Margin
Homebuilding gross margins decreased to 16.0% for the three months ended March 31, 2019 from 17.5% in the 2018 period, primarily driven by an increase in sales incentives, coupled with product and geographic mix for home deliveries.
For the comparison of the three months ended March 31, 2019 and the three months ended March 31, 2018, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 20.5% for the 2019 period compared to 22.7% for the 2018 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with the decrease in purchase accounting adjustments.
Adjusted homebuilding gross margin is a non-GAAP financial measure. The Company believes this information is meaningful as it isolates the impact that interest and purchase accounting have on homebuilding gross margin and permits investors to make better comparisons with the Company's competitors, who also break out and adjust gross margins in a similar fashion. For comparative purposes, purchase accounting is the net adjustment in basis related to the RSI Acquisition, specifically recorded to the California and Texas operating divisions. In the comparative presentation below, purchase accounting amounts related to previous acquisitions have been included in the prior period. See table set forth below reconciling this non-GAAP measure to homebuilding gross margin.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Home sales revenue	$453,775	$372,385
Cost of home sales	381,044	307,308
Homebuilding gross margin	72,731	65,077
Homebuilding gross margin percentage	16.0%	17.5%
Add: Interest in cost of sales	20,415	18,804
Add: Purchase accounting adjustments	—	735
Adjusted homebuilding gross margin	$93,146	$84,616
Adjusted homebuilding gross margin percentage	20.5%	22.7%
Sales and Marketing, General and Administrative

	Three Months Ended March 31,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
	(dollars in thousands)
Sales and Marketing	$25,277	$22,693	5.6%	6.1%
General and Administrative	29,126	24,521	6.4%	6.6%
Total Sales and Marketing & General and Administrative	$54,403	$47,214	12.0%	12.7%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.6% in the 2019 period compared to 6.1% in the 2018 period, primarily due to a decrease in advertising and model operations expense during the current quarter. General and administrative expense decreased to 6.4% in the 2019 period compared to 6.6% in the 2018 period as a result of efficiencies gained from operating scale, partially offset by continued investment in our growing operating business, incremental information technology investment and further investment in building out our financial services group.

Equity in Income of Unconsolidated Joint Ventures
Equity in income of unconsolidated joint ventures remained consistent at $0.9 million for the three months ended March 31, 2019 and 2018.
Other Items
Interest activity for the three months ended March 31, 2019 and March 31, 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest incurred	$24,081	$19,258
Less: Interest capitalized	24,081	19,258
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$40,858	31,489
The increase in incurred interest for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to an increase in the Company's borrowings in the 2019 period. In addition, the increase in cash paid for interest for the 2019 period compared to the 2018 period was due to timing of payments on interest for the Company's Senior Notes. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the three months ended March 31, 2019, the Company recorded a provision for income taxes of $4.9 million, for an effective tax rate of 24.4%. During the three months ended March 31, 2018, the Company recorded a provision for income taxes of $2.8 million for an effective tax rate of 18.3%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $7.0 million during the 2019 period, compared to $4.3 million during the 2018 period due to the increase in active projects the Company participates in through the joint ventures.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the three months ended March 31, 2019 was $8.1 million, compared to net income available to common stockholders for the three months ended March 31, 2018 was $8.3 million.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	March 31,		Increase (Decrease)
	2019	2018	Amount	%
Lots Owned
California	3,269	3,634	(365)	(10)%
Arizona	3,564	4,116	(552)	(13)%
Nevada	2,555	2,910	(355)	(12)%
Colorado	750	1,266	(516)	(41)%
Washington	1,423	1,377	46	3%
Oregon	2,592	2,226	366	16%
Texas	3,665	3,345	320	10%
Total	17,818	18,874	(1,056)	(6)%
Lots Controlled (1)
California	1,292	1,985	(693)	(35)%
Arizona	660	651	9	1%
Nevada	101	12	89	742%
Colorado	2,333	822	1,511	184%
Washington	758	793	(35)	(4)%
Oregon	1,652	1,910	(258)	(14)%
Texas	4,228	3,763	465	12%
Total	11,024	9,936	1,088	11%
Total Lots Owned and Controlled	28,842	28,810	32	—%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 28,842 lots owned and controlled at March 31, 2019 from 28,810 lots at March 31, 2018. Certain lots included in lots owned in California and Texas are associated with a land banking transaction that is consolidated on the Company’s accompanying balance sheet in accordance with ASC 470, as further discussed below.

Financial Condition and Liquidity
The U.S. housing market has continued to improve from the cyclical low points of the early years of the last real estate cycle. Strong housing markets have been associated with a healthy domestic economy and positive demographic trends, including employment and population growth. During the back half of 2018, with consumer concerns around affordability and rising interest rates, the Company experienced slower absorption rates than the first half of the year. Beginning in December 2018 and through 2019, consumer demand and absorption has improved, against a backdrop of lower interest rates. We believe that homebuyer demand in the long term remains strong against our consistent homebuyer traffic levels and relatively limited supply in all of our markets.
The Company benefits from a sizable and well-located lot supply, and as of March 31, 2019, the Company owned 17,818 lots, all of which are entitled, and had options to purchase an additional 11,024 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. Consistent with the entire homebuilding industry, during 2018 and into 2019, the Company experienced increased cycle times and cost increases in a number of its operating segments due to weather delays and availability of qualified trades. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
Since our initial public offering, which raised approximately $163.7 million of net proceeds, the Company has enjoyed access to the public equity and debt markets, which it has utilized as a significant source of financing for investing in land in our existing markets or financing expansion into new markets, such as the Company’s acquisition of RSI Communities during 2018 and Polygon Northwest Homes during 2014.
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the three months ended March 31, 2019, the Company delivered 949 homes, and recognized home sales revenue of $453.8 million. During the three months ended March 31, 2019, the Company used cash in operations of $31.0 million, which included investment in land acquisitions of $70.8 million, for net cash generated by operations of $39.8 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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

5.75% Senior Notes Due 2019
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
During the three months ended March 31, 2018, the Company used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to December 31, 2018.

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
As of March 31, 2019, the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.5 million and deferred loan costs of $2.9 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of March 31, 2019, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $5.8 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

5.875% Senior Notes Due 2025
On January 31, 2017, California Lyon completed its private placement with registration rights of 5.875% Senior Notes due 2025 (the "5.875% Notes"), in an aggregate principal amount of $450 million. The 5.875% Notes were issued at 99.215% of their aggregate principal amount. Parent, through California Lyon, used the net proceeds from the 5.875% Notes offering to purchase the outstanding aggregate principal amount of the prior year 8.5% Notes such that the entire aggregate $425 million of previously outstanding 8.5% Notes were retired and extinguished as of December 31, 2018. In May 2017, the Company exchanged 100% of the 5.875% Notes for notes that are freely transferable and registered under the Securities Act.
As of March 31, 2019, the outstanding principal amount of the 5.875% Notes was $437 million, excluding unamortized discount of $2.7 million and deferred loan costs of $5.8 million. During the three months ended March 31, 2019, the Company retired approximately $4.0 million of the principal balance, resulting in $0.4 million of gain on debt extinguishment recognized through earnings. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of March 31, 2019.

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
On December 31, 2018, California Lyon, Parent and the lenders party thereto entered into an amendment to the New Facility, which amended the maximum leverage ratio to extend the timing of the gradual step-downs, such that the leverage ratio remained at 65% through and included December 30, 3018, decreased to 62.5% on the last day of the 2018 fiscal year through and including December 30, 2019, and further decreases and remains at 60% on December 31, 2019 and thereafter. The amendment did not revise any of our other financial covenants thereunder.
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of March 31, 2019, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of March 31, 2019, the Company had $110.0 million outstanding against the New Facility at an effective rate of 6.6%, as well as a letter of credit for $7.2 million. As of December 31, 2018, the Company had $45.0 outstanding against the New Facility at an effective rate of 7.5%, as well as a letter of credit for $8.6 million.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of December 30, 2018, further decreased to 62.5% effective as of December 31, 2018, through and including December 30, 2019, and further decreases to and remains at 60% thereafter, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of March 31, 2019. The following table summarizes these covenants pursuant to the New Facility, and our compliance with such covenants as of March 31, 2019:

	Covenant Requirements at		Actual at
Financial Covenant	March 31, 2019		March 31, 2019
Minimum Tangible Net Worth	$642.5	million	$901.5	million
Maximum Leverage Ratio	62.5%		59.8%
Interest Coverage Ratio; or (1)	1.5		2.5
Minimum Liquidity (1)	$96.9	million	$197.1	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the three months ended March 31, 2019, the Company paid approximately $70.8 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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

The Company believes it has access to alternate sources of funding to pay off existing obligations or replace funding under the New Facility should there be a likelihood of, or anticipated, breach of any covenants, including cash generated from operations and opportunistic land sales. In addition, the Company has capacity under the restrictive covenants of its senior notes indentures to incur additional indebtedness which it can do through access to the debt capital markets, and the Company believes it can also raise equity in the capital markets.

Seller Financing
During the three months ended March 31, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.

Notes Payable

    The Company and certain of its consolidated joint ventures have entered into notes payable agreements. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of March 31, 2019 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2019	18.9	$0.4	November, 2020	5.38%	(3)
May, 2018	128.0	86.7	May, 2021	5.49%	(2)
May, 2018	13.3	11.1	June, 2020	5.38%	(3)
July, 2017	66.2	31.7	February, 2021	5.56%	(2)
January, 2016	35.0	14.0	August, 2019	5.75%	(1)
	$261.4	$143.9

(1) Loan bears interest at LIBOR +3.25%.
(2) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.
(3) Loan bears interest at LIBOR +2.90%.

In addition to the above, the Company had $1.2 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of March 31, 2019.

Net Debt to Total Capital
The Company’s ratio of net debt to total capital (net of cash) was 56.6% and 55.9% as of March 31, 2019 and December 31, 2018, respectively. The ratio of net debt to total capital (net of cash) is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Notes payable and Senior Notes	$1,375,506	$1,321,345
Total equity	1,020,201	1,014,327
Total capital	$2,395,707	$2,335,672
Ratio of debt to total capital	57.4%	56.6%
Notes payable and Senior Notes	$1,375,506	$1,321,345
Less: Cash and cash equivalents	(45,709)	(33,779)
Net debt	1,329,797	1,287,566
Total equity	1,020,201	1,014,327
Total capital (net of cash)	$2,349,998	$2,301,893
Ratio of net debt to total capital (net of cash)	56.6%	55.9%
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
The Company participated in three land banking arrangements during the three months ended March 31, 2019 that were not variable interest entities in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but was consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $294.1 million as of March 31, 2019, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

March 31, 2019
Total number of land banking arrangements consolidated	3
Total number of lots	5,184
Total purchase price	$452,967
Balance of lots still under option and not purchased:
Number of lots	4,002
Purchase price	$294,085
Forfeited deposits if lots are not purchased	$76,812
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
Cash Flows—Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
For the three months ended March 31, 2019 and 2018, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $31.0 million in the 2019 period compared to $98.0 million provided by in the 2018 period. The change was primarily a result of (i) a net decrease in spending on real estate inventories-owned of $30.9 million, compared to $79.9 million in the 2018 period, (ii) a decrease in accrued expenses of $53.0 million in the 2019 period compared to a decrease of $21.5 million in the 2018 period, and (iii) a decrease in accounts payable of $19.9 million in the 2019 period compared to an increase of $20.7 million in the 2018 period due to timing of payments

•
Net cash provided by investing activities was $1.4 million in the 2019 period due to an increase in purchases of property and equipment of $1.4 million in the 2019 period compared to $2.4 million in the 2018 period. During 2018, the Company had an outflow of $475.2 million relating to the acquisition of RSI Communities.

•
Net cash provided by financing activities decreased to $41.6 million in the 2019 period from $247.4 million in the 2018 period. The change was primarily the result of (i) proceeds of $350.0 million from the issuance of the 6% Senior Notes in the 2018 period, for which there is no comparable amount in the 2019 period (ii) net proceeds from borrowings of $65.0 million against the revolving line of credit in the 2019 period, versus $85.0 million in the 2018 period, partially offset by (iii) principal payments of the 5.75% Senior Notes of $150.0 million in the 2018 period, for which there is no comparable amount in the 2019 period, (iv) net payments on borrowings of $7.8 million against notes payable in the 2019 period compared to $9.0 million in the 2018 period, and (v) net noncontrolling interest distributions of $9.7 million in the 2019 period compared to $13.0 million in the 2018 period

Based on capital market access and expected sales volume, the Company believes it has sufficient cash and sources of financing for at least the next twelve months.
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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of March 31, 2019, which includes lots owned as of March 31, 2019, lots consolidated in accordance with certain accounting principles as of March 31, 2019, homes either closed or in backlog as of or for the period ended March 31, 2019, parcels of undeveloped land held for future sale, and lots controlled as of March 31, 2019. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of March 31, 2019 (2)	Backlog at March 31, 2019 (3) (4)	Lots Owned or Controlled as of March 31, 2019 (5)	Homes Closed for the Three Months Ended March 31, 2019	Estimated Sales Price Range (6)
California	6,319	1,758	261	4,561	281	$ 301,000 - 2,991,000
Arizona	5,466	1,242	181	4,224	89	$ 179,990 - 492,990
Nevada	2,178	771	82	2,656	71	$ 207,500 - 1,592,500
Colorado	3,848	765	180	3,083	126	$ 273,000 - 610,000
Washington	2,902	721	63	2,181	72	$ 284,990 - 1,319,990
Oregon	4,871	627	120	4,244	120	$ 199,990 - 894,990
Texas	8,722	790	308	7,893	190	$ 192,990 - 454,990
GRAND TOTALS	34,306	6,674	1,195	28,842	949

(1)
The estimated number of homes to be built at completion is approximate and includes home sites in our backlog. Such estimated amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes, and there can be no assurance that the Company will build these homes. Further, certain projects may include lots that the Company controls, and that are also reflected in "Lots Owned or Controlled as of March 31, 2019".

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of March 31, 2019, 1,043 represent homes that are completed or under construction.

(5)
Lots owned or controlled as of March 31, 2019 include lots in backlog at March 31, 2019 and projects with lots owned as of March 31, 2019 that are expected to open for sale and have an estimated year of first delivery of 2020 or later, as well as lots controlled as of March 31, 2019, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2019. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

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
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; variable interest entities; and business combinations. Management believes that there have been no significant changes to these policies during the three months ended March 31, 2019, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at March 31, 2019 of $254.0 million where the interest rate is variable based upon certain bank reference or prime rates. The prime rate during the three months ended March 31, 2019 was approximately 5.50%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.4 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of March 31, 2019 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at March 31, 2019
	2019	2020	2021	2022	2023
Fixed rate debt	$1,204	$—	$—	$350,000	$350,000	$436,886	$1,138,090	$1,101,525
Interest rate	—	—	—	7.0%	6.0%	5.875%
The Company does not utilize swaps, forward or option contracts on interest rates, foreign currencies or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2019. The Company does not enter into or hold derivatives for trading or speculative purposes.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of March 31, 2019, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of March 31, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Some statements in this Quarterly Report on Form 10-Q, including statements in the risk factors, constitute forward-looking statements. Please refer to the section titled, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS” included elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three month period ended March 31, 2019.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Approximate Dollar Value of Shares that may yet be Repurchased under the Stock Repurchase Program
January 31, 2019	—	N/A	—	—	$31,537,306
February 28, 2019	—	N/A	—	—	31,537,306
March 31, 2019	165,822	$14.10	165,822	—	31,537,306
Total	165,822		165,822	—
(1) The Company repurchased 165,822 shares from certain employees to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended March 31, 2019. Such shares were not repurchased pursuant to a publicly announced plan or program.
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

10.3+	William Lyon Homes Amended and Restated 2012 Equity Incentive Plan Form of Performance Stock Unit Award Agreement

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

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

WILLIAM LYON HOMES,
a Delaware corporation

Date: May 7, 2019	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

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

10.3+	William Lyon Homes Amended and Restated 2012 Equity Incentive Plan Form of Performance Stock Unit Award Agreement

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

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