Form 10-Q
period 2019-06-30
WILLIAM LYON HOMES
filed 2019-08-07
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-31625
______________________________________
WILLIAM LYON HOMES
(Exact name of registrant as specified in its charter)
______________________________________

Delaware			33-0864902
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

4695 MacArthur Court	Newport Beach	California	92660
8th Floor
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (949) 833-3600
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	WLH	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 2, 2019
Common stock, Class A, par value $0.01	33,017,279
Common stock, Class B, par value $0.01	4,817,394

WILLIAM LYON HOMES

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings; leverage ratios and compliance with debt covenants; revenues and average selling prices of deliveries; sales price ranges for active and future communities; global and domestic economic conditions; market and industry trends; cycle times; profitability and gross margins; cost of revenues; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; financial services and ancillary business performance and strategies, as well as integration of joint venture operations and pipeline; debt maturities; business and operational strategies and the anticipated effects thereof; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this quarterly report on Form 10-Q will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. While it is impossible to identify all such factors, the major risks and uncertainties, and assumptions that are made, that affect the Company's business and may cause actual results to differ materially from those estimated by the Company include, but are not limited to: changes in mortgage and other interest rates; affordability pressures; the Company’s ability to successfully integrate RSI Communities’ homebuilding operations with its existing operations; the availability of skilled subcontractors, labor and homebuilding materials and increased construction cycle times; adverse weather conditions; the Company’s financial leverage and level of indebtedness and any inability to comply with financial and other covenants under its debt instruments; operational synergies from reorganization items; timing of closings in our joint venture operations; continued volatility and worsening in general economic conditions either internationally, nationally or in regions in which the Company operates; increased costs as a result of government-imposed tariffs; increased supply in our markets; changes in governmental laws and regulations and increased costs, fees and delays associated therewith; government actions, policies, programs and regulations directed at or affecting the housing market (including the Tax Cuts and Jobs Act (the “Tax Cuts and Job Act”), the Dodd-Frank Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies), the homebuilding industry, or construction activities; defects in manufactured products or other homebuilding materials; changes in existing tax laws or enacted corporate income tax rates, including pursuant to the Tax Cuts and Job Act; worsening in markets for residential housing; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, and the applicability and sufficiency of the Company’s insurance coverage; the impact from additional litigation matters; decline in real estate values resulting in impairment of the Company’s real estate assets; volatility in the banking industry, credit and capital markets; the timing of receipt of regulatory approvals and the opening of projects; the availability and cost of land for future development; restraints on foreign investment; terrorism or other hostilities involving the United States; building moratorium or “slow-growth” or “no-growth” initiatives that could be implemented in states in which the Company operates; conditions in the capital, credit and financial markets, including mortgage lending standards and the availability and timing of mortgage financing; changes in generally accepted accounting principles or interpretations of those principles; changes in prices of homebuilding materials; competition for home sales from other sellers of new and resale homes; cancellations and the Company’s ability to convert its backlog into deliveries; the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements; increased outside broker costs; changes in governmental laws and regulations; limitations on the Company’s ability to utilize its tax attributes; whether an ownership change occurred that could, under certain circumstances, have resulted in the limitation of the Company’s ability to offset prior years’ taxable income with net operating losses; and other factors, risks and uncertainties. These and other risks and uncertainties are more fully described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as those factors or conditions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$35,498	$33,779
Receivables	16,086	13,502
Escrow proceeds receivable	—	—
Real estate inventories — Note 7
Owned	2,349,438	2,333,207
Not owned	240,015	315,576
Investment in unconsolidated joint ventures — Note 5	6,686	5,542
Goodwill	123,695	123,695
Intangibles, net of accumulated amortization of $4,640 as of June 30, 2019 and December 31, 2018	6,700	6,700
Deferred income taxes	46,255	47,241
Lease right-of-use assets	37,493	13,561
Financial services assets — Note 9:	45,367	—
Other assets, net	38,889	36,971
Total assets	$2,946,122	$2,929,774
LIABILITIES AND EQUITY
Accounts payable	$114,026	$128,371
Accrued expenses	122,871	150,155
Financial services liabilities — Note 9:	31,452	—
Liabilities from inventories not owned — Note 15	240,015	315,576
Notes payable — Note 8:
Revolving credit facility	133,000	45,000
Construction notes payable	1,342	1,231
Joint venture notes payable	155,892	151,788
7% Senior Notes due August 15, 2022 — Note 8	347,821	347,456
6% Senior Notes due September 1, 2023 — Note 8	344,526	343,878
5.875% Senior Notes due January 31, 2025 — Note 8	428,775	431,992
	1,919,720	1,915,447
Commitments and contingencies — Note 15
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 33,972,103 and 33,904,972 shares issued, 33,009,795 and 32,690,378 shares outstanding at June 30, 2019 and December 31, 2018, respectively	340	339
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 4,817,394 shares issued and outstanding at June 30, 2019 and December 31, 2018	48	48
Additional paid-in capital	447,910	445,545
Retained earnings	435,960	417,390
Total William Lyon Homes stockholders’ equity	884,258	863,322
Noncontrolling interests — Note 4	142,144	151,005
Total equity	1,026,402	1,014,327
Total liabilities and equity	$2,946,122	$2,929,774
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating revenue
Home sales — Note 1	$463,517	$518,432	$917,292	$890,817
Construction services — Note 1	1,952	1,020	4,041	2,003
	465,469	519,452	921,333	892,820
Operating costs
Cost of sales — homes	(389,483)	(425,572)	(770,527)	(732,880)
Construction services — Note 1	(1,785)	(959)	(3,754)	(1,942)
Sales and marketing	(25,366)	(28,848)	(50,643)	(51,541)
General and administrative	(29,472)	(28,507)	(58,598)	(53,028)
Transaction expenses	—	(777)	—	(3,907)
Other	(695)	(621)	(1,039)	(919)
	(446,801)	(485,284)	(884,561)	(844,217)
Operating income	18,668	34,168	36,772	48,603

Financial services
Equity in income of unconsolidated joint ventures — Note 5	1,378	533	2,290	1,465
(Loss) income from financial services operations — Note 9	(1,222)	—	(1,222)	—
Transaction expenses — Note 2	(990)	—	(990)	—
Financial services (loss) income	(834)	533	78	1,465

Other income (loss), net	453	311	1,084	346
Income before extinguishment of debt	18,287	35,012	37,934	50,414
Gain on extinguishment of debt	—	—	383	—
Income before provision for income taxes	18,287	35,012	38,317	50,414
Provision for income taxes — Note 12	(3,857)	(7,776)	(8,753)	(10,590)
Net income	14,430	27,236	29,564	39,824
Less: Net income attributable to noncontrolling interests	(3,979)	(4,781)	(10,994)	(9,041)
Net income available to common stockholders	$10,451	$22,455	$18,570	$30,783
Income per common share:
Basic	$0.28	$0.59	$0.49	$0.81
Diluted	$0.27	$0.57	$0.48	$0.77
Weighted average common shares outstanding:
Basic	37,818,127	38,017,211	37,715,019	37,974,471
Diluted	39,260,702	39,688,271	39,051,131	39,772,437
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In		Non- Controlling
	Shares	Amount	Capital	Retained Earnings	Interests	Total
Balance - December 31, 2017	39,085	$392	$454,286	$325,794	$80,158	$860,630
Net income	—	—	—	8,328	4,260	12,588
Cash contributions from members of consolidated entities	—	—	—	—	4,062	4,062
Cash distributions to members of consolidated entities	—	—	—	—	(17,106)	(17,106)
Repurchases of common stock	(205)	(2)	(4,998)	—	—	(5,000)
Shares remitted to Company to satisfy employee tax obligations	(186)	(2)	(4,694)	—	—	(4,696)
Stock based compensation expense	577	5	3,176	—	—	3,181
Balance - March 31, 2018	39,271	$393	$447,770	$334,122	$71,374	$853,659
Net income	—	—	—	22,455	4,781	27,236
Cash contributions from members of consolidated entities	—	—	—	—	116,040	116,040
Cash distributions to members of consolidated entities	—	—	—	—	(16,865)	(16,865)
Repurchases of common stock	(48)	(1)	(1,120)	—	—	(1,121)
Shares remitted to Company to satisfy employee tax obligations	—	—	—	—	—	—
Stock based compensation expense	2	—	2,006	—	—	2,006
Balance - June 30, 2018	39,225	$392	$448,656	$356,577	$175,330	$980,955

Balance - December 31, 2018	38,722	387	445,545	417,390	151,005	1,014,327
Net income	—	—	—	8,119	7,015	15,134
Cash contributions from members of consolidated entities	—	—	—	—	1,389	1,389
Cash distributions to members of consolidated entities	—	—	—	—	(11,058)	(11,058)
Shares remitted to Company to satisfy employee tax obligations	(166)	(1)	(2,355)	—	—	(2,356)
Stock based compensation expense	281	2	2,763	—	—	2,765
Balance - March 31, 2019	38,837	388	445,953	425,509	148,351	1,020,201
Net income	—	—	—	10,451	3,979	14,430
Cash contributions from members of consolidated entities	—	—	—	—	1,465	1,465
Cash distributions to members of consolidated entities	—	—	—	—	(11,651)	(11,651)
Exercise of stock options	2	—	(6)	—	—	(6)
Stock based compensation expense	(50)	—	1,963	—	—	1,963
Balance - June 30, 2019	38,789	388	447,910	435,960	142,144	1,026,402

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating activities
Net income	$29,564	$39,824
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,541	3,972
Net change in deferred income taxes	986	1,470
Stock based compensation expense	4,728	5,187
Equity in income of unconsolidated joint ventures	(2,290)	(1,465)
Distributions from unconsolidated joint ventures	1,257	3,815
(Gain) loss on extinguishment of debt	(383)	—
Net changes in operating assets and liabilities:
Receivables	(2,695)	(2,441)
Escrow proceeds receivable	—	(478)
Real estate inventories - owned	62,669	(198,518)
Real estate inventories - not owned	(75,561)	—
Financial services, net	(10,015)	—
Other assets, net	(4,045)	(1,693)
Accounts payable	(14,345)	20,935
Accrued expenses	(51,214)	(558)
Net cash (used in) operating activities	(59,803)	(129,950)
Investing activities
Cash paid for acquisitions, net of cash acquired	(3,900)	(475,221)
Sales (purchases) of property and equipment	310	(6,183)
Net cash (used in) investing activities	(3,590)	(481,404)
Financing activities
Proceeds from borrowings on notes payable	67,112	120,739
Principal payments on notes payable	(62,897)	(53,898)
Principal payments on 5.75% Senior Notes	—	(150,000)
Principal payments on 5.875% Senior Notes	(3,591)	—
Proceeds from issuance of 6% Senior Notes	—	350,000
Proceeds from borrowings on revolver	285,000	255,000
Payments on revolver	(197,000)	(110,000)
Payment of principal portion of finance lease liabilities	(1,208)	—
Payment of deferred loan costs	(87)	(9,340)
Proceeds from stock options exercised	(6)	—
Shares remitted to, or withheld by the Company for employee tax withholding	(2,356)	(4,696)
Payments to repurchase common stock	—	(6,121)
Cash contributions from members of consolidated entities	2,854	120,102
Cash distributions to members of consolidated entities	(22,709)	(33,971)
Net cash provided by financing activities	65,112	477,815
Net increase (decrease) in cash and cash equivalents	1,719	(133,539)
Cash and cash equivalents — beginning of period	33,779	182,710
Cash and cash equivalents — end of period	$35,498	$49,171
Supplemental disclosures:
Cash paid for taxes	$22,525	$21,298
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,074	$5,387
Right-of-use assets obtained in exchange for new financing lease liabilities	$18,858	$—
Accrued deferred loan costs	$13	$869
Accrued holdback on purchase of South Pacific Financial Corporation - Note 2	$5,000	$—
Inventory reclassified to Other assets upon adoption of ASC 606	$—	$5,365
Non-cash additions to Real estate inventories - not owned and Liabilities from inventories not owned	$(75,561)	$52,776
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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2019 and December 31, 2018 and revenues and expenses for the three and six month periods ended June 30, 2019 and 2018. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries and joint ventures, and certain joint ventures and other entities which have been determined to be variable interest entities ("VIEs") in which the Company is considered the primary beneficiary (see Note 4). The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three and six months ended June 30, 2019, the Company had three land parcel sales. During the three months ended June 30, 2018, the Company had two land parcel sales that resulted in a negligible gain for the period then ended. During the six months ended June 30, 2018, the Company had three land parcel sales, that resulted in a negligible loss for the period then ended.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Warranty liability, beginning of period	$13,000	$13,643
Warranty provision during period (1)	4,768	3,913
Warranty payments, net of insurance recoveries during period	(7,573)	(6,121)
Warranty charges related to construction services projects	(35)	16
Warranty liability, end of period	$10,160	$11,451

(1)
In connection with the RSI Acquisition (see Note 3) in 2018, the Company assumed warranty liability of $0.6 million for units closed prior to the RSI Acquisition date and for which has been included in this line item for purposes of this table.

Interest incurred under the Company’s debt obligations, as more fully discussed in Note 8, is capitalized to qualifying real estate projects under development. Interest activity for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Interest incurred	$23,910	$22,808	$47,990	$42,066
Less: Interest capitalized	23,910	22,808	47,990	42,066
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$5,613	$1,611	$46,398	$31,101

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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2019 and December 31, 2018. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs and are primarily amortized to interest incurred using the straight line method which approximates the effective interest method.
Goodwill
In accordance with the provisions of ASC 350, Intangibles, Goodwill and Other, goodwill amounts are not amortized, but rather are analyzed for impairment at the reporting segment level. Goodwill is analyzed on an annual basis, or when indicators of impairment exist. We have determined that we have seven reporting segments, as discussed in Note 6, and we perform an annual goodwill impairment analysis during the fourth quarter of each fiscal year.
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

Note 2—Acquisition of South Pacific Financial Corporation
On April 8, 2019, the Company, through one of its recently formed subsidiaries, acquired 100% of the shares of South Pacific Financial Corporation, a California corporation ("SPFC"), for a net purchase price of $8.9 million pursuant to a stock purchase agreement (the “SPFC Acquisition”). The aggregate purchase price includes holdback provisions relating to certain amounts that may be incurred by the Company relating to previously existing obligations of the sellers and indemnity provisions. SPFC is an independent retail mortgage banking company based in Irvine, CA that is licensed in all of the Company’s existing homebuilding markets and has all of the GSE seller and servicer approvals, as well as Ginnie Mae authorization. Subsequent to the transaction, the Company changed the entity name of SPFC to ClosingMark Home Loans, Inc. ("ClosingMark Home Loans").
The Company financed the SPFC Acquisition with cash on hand of $3.9 million (net of cash received) at the time of closing. Up to the remaining $5.0 million will be paid to the sellers in two installments, subject to the terms of certain holdback and indemnity provisions, with the final balance being paid on November 1, 2021.
As a result of the SPFC Acquisition, SPFC and its subsidiary became wholly-owned indirect subsidiaries of the Company, and its results are included in our condensed consolidated financial statements and related disclosures from the date of the SPFC Acquisition.
The SPFC Acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities of SPFC at their estimated fair values, with the excess allocated to Goodwill, as shown below. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $4.5 million of goodwill resulting from the SPFC Acquisition will be tax deductible. Goodwill will be allocated to the Financial Services operating segment. A reconciliation of the consideration transferred as of the acquisition date is as follows:

Cash on hand	$3,900
Purchase price holdback	5,000
$8,900

As of June 30, 2019 the Company had not completed its final estimate of the fair value of the net assets of SPFC due to the timing of the SPFC Acquisition. As such, the estimates used as of June 30, 2019 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Assets Acquired
Receivables	$1,908
Mortgages held for sale	17,597
Derivative hedge portfolio	1,519
Goodwill	4,500
Other	1,426
Total Assets	$26,950

Liabilities Assumed
Accounts payable	$206
Accrued expenses	3,053
Warehouse facilities	14,791
Total liabilities	18,050
Net assets acquired	$8,900

The fair values of Mortgages held for sale are based on the fair value of the collateral less estimated cost to sell or discounted cash flows, if estimable. The fair value of the Derivative hedge portfolio is based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.
Other assets, accounts payable, accrued expenses and warehouse facilities were generally stated at historical value due to the short-term nature of these assets and liabilities.
The Company recorded $1.0 million of acquisition related costs for the three and six months ended June 30, 2019, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses in the Financial services segment. Such costs were expensed as incurred in accordance with ASC 805.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three and six months ended and June 30, 2019 and June 30, 2018 as if the SPFC Acquisition, had been completed as of January 1, 2018 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating revenues	$465,469	$519,452	$921,333	$892,820
Net income available to common stockholders	$10,271	$22,532	$17,147	$31,260
Income per share - basic	$0.27	$0.59	$0.45	$0.82
Income per share - diluted	$0.26	$0.57	$0.44	$0.79
The unaudited pro forma operating results have been determined after adjusting the unaudited operating results of SPFC, but including acquisition costs. The unaudited pro forma results presented above do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquired entity, the costs to combine the operations of the Company and the acquired entity or the costs necessary to achieve any of the foregoing cost savings, operating synergies or revenue enhancements. As such, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period or indicative of the results that will be attained in the future.

Note 3—Acquisition of RSI Communities
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
The RSI Acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities of RSI Communities at their estimated fair values, with the excess allocated to Goodwill, as shown below. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $56.8 million of goodwill resulting from the RSI Acquisition will be tax deductible. Goodwill will be allocated to the California and Texas operating segments (see Note 6). A reconciliation of the consideration transferred as of the acquisition date is as follows:

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
The Company recorded no acquisition related costs for the three and six months ended June 30, 2019 (excluding the transaction expenses incurred for the acquisition of South Pacific Financial Corporation, discussed in Note 2), and $0.8 million and $3.1 million in acquisition related costs for the three and six months ended June 30, 2018, respectively, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three and six months ended June 30, 2018 as if the RSI Acquisition, had been completed as of January 1, 2017 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Operating revenues	$519,452	$933,255
Net income available to common stockholders	$22,455	$30,587
Income per share - basic	$0.59	$0.81
Income per share - diluted	$0.57	$0.77

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
Note 4—Variable Interest Entities and Noncontrolling Interests
As of June 30, 2019 and December 31, 2018, the Company was party to twenty-three and twenty joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of June 30, 2019 and December 31, 2018.
As of June 30, 2019, the assets of the consolidated VIEs totaled $464.6 million, of which $11.0 million was cash and cash equivalents and $430.1 million was owned real estate inventories. The liabilities of the consolidated VIEs totaled $233.5 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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
Note 5—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues	$6,790	$4,179	$10,987	$7,888
Cost of sales	(3,985)	(3,009)	(6,327)	(4,927)
Income of unconsolidated joint ventures	$2,805	$1,170	$4,660	$2,961

Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three and six months ended June 30, 2019, and 2018, the Company recorded income of $1.4 million and $2.3 million and $0.5 million and $1.5 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.

The Company expects to integrate the operations and pipeline of its unconsolidated mortgage joint ventures into its wholly-owned ClosingMark Financial Group platform during the third quarter. See Note 16 - Subsequent Events.

The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	June 30, 2019	December 31, 2018
Assets
Cash	$6,063	$8,093
Loans held for sale	36,660	27,958
Accounts receivable	1,266	884
Other assets	98	115
Total Assets	$44,087	$37,050

Liabilities and Equity
Accounts payable	$423	$700
Accrued expenses	1,190	1,988
Credit lines payable	34,841	26,775
Other liabilities	71	49
Members equity	7,562	7,538
Total Liabilities and Equity	$44,087	$37,050

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
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with ASC 280, prior to the acquisition of RSI Communities (see Note 3), the Company's homebuilding operations had been grouped into six operating segments. During the six months ended June 30, 2018, the Company added one additional operating segment, Texas, as a result of the RSI Acquisition. As such, in accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into seven reportable segments:
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
Texas, consisting of operations in the Austin, San Antonio, and Houston, Texas metropolitan areas.
Corporate develops and implements strategic initiatives and supports the Company’s operating segments by centralizing key administrative functions such as finance and treasury, information technology, risk management and litigation and human resources.
Financial services consists of operations under the brand of ClosingMark Financial Group, LLC. Refer to Note 9 - Financial Services.

Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating revenue (1):
California	$167,811	$174,453	$353,929	$309,265
Arizona	35,012	38,764	64,606	70,803
Nevada	34,576	46,213	72,281	95,389
Colorado	66,907	62,437	122,943	102,500
Washington (2)	59,120	85,490	103,060	141,141
Oregon	34,409	66,221	85,496	113,074
Texas	67,634	45,874	119,018	60,648
Total operating revenue	$465,469	$519,452	$921,333	$892,820

(1) Operating revenue excludes revenues generated from Financial services.
(2) Operating revenue in the Washington segment includes construction services revenue in the periods ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Income before provision for income taxes (1) :
California	$10,134	$13,773	$26,239	$25,192
Arizona	3,750	4,873	6,243	7,360
Nevada	2,044	6,402	6,236	11,241
Colorado	8,210	5,617	14,234	8,781
Washington	4,693	11,030	5,755	15,342
Oregon	2,300	7,090	4,252	10,683
Texas	4,639	325	5,820	759
Corporate	(16,649)	(14,631)	(30,923)	(30,409)
Financial services, net	(834)	533	78	1,465
Income before gain on extinguishment of debt	$18,287	$35,012	$37,934	$50,414
Corporate - Gain on extinguishment of debt	—	—	383	—
Income before provision for income taxes	$18,287	$35,012	$38,317	$50,414

(1) Balances for the periods ended June 30, 2018 were retroactively adjusted to reflect the presentation of Financial services, net per the Condensed Consolidated Statement of Operations.

	June 30, 2019	December 31, 2018
Assets:
Owned:
California	$850,656	$930,714
Arizona	200,965	168,507
Nevada	181,945	189,363
Colorado	127,154	149,450
Washington	307,661	308,270
Oregon	473,817	440,105
Texas	285,904	234,093
Corporate (1)	232,638	193,696
	$2,660,740	$2,614,198
Not Owned:
California	$63,523	$91,849
Arizona	92,098	114,858
Washington	17,396	21,657
Texas	66,998	87,212
Homebuilding assets	$2,914,878	$2,929,774

Financial services	$45,367	$—

Total Assets	$2,946,122	$2,929,774

(1)	Comprised primarily of cash and cash equivalents, receivables, deferred income taxes, and other assets.
Note 7—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Real estate inventories:
Land deposits	$127,068	$147,327
Land and land under development	521,934	660,151
Finished lots	744,163	564,460
Homes completed and under construction	832,886	839,316
Model homes	123,387	121,953
Total	$2,349,438	$2,333,207
Real estate inventories not owned (1):
Other land options contracts — land banking arrangement	$240,015	$315,576

(1)
Represents the consolidation of a land banking arrangement. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined that it is economically compelled to purchase the lots in the land banking arrangement and thus, has consolidated the assets and liabilities associated with this land bank. Amounts are net of deposits.

Note 8—Senior Notes, Secured, and Unsecured Indebtedness

Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Notes payable:
Revolving credit facility	$133,000	$45,000
Construction notes payable	1,342	1,231
Joint venture notes payable	155,892	151,788
Total notes payable	290,234	198,019

Senior notes:
7% Senior Notes due August 15, 2022	347,821	347,456
6% Senior Notes due September 1, 2023	344,526	343,878
5.875% Senior Notes due January 31, 2025	428,775	431,992
Total senior notes	1,121,122	1,123,326

Total notes payable and senior notes	$1,411,356	$1,321,345

As of June 30, 2019, the maturities of the Notes payable, 7% Senior Notes, 6% Senior Notes, and 5.875% Senior Notes are as follows (in thousands):

Year Ending December 31,
Remaining in 2019	$13,139
2020	44,406
2021	232,689
2022	350,000
2023	350,000
Thereafter	436,886
$1,427,120

Maturities above exclude premium on the 7% Senior Notes of $0.5 million and discount on the 5.875% Senior Notes of $2.6 million, and deferred loan costs on the 7%, 6%, and 5.875% Senior Notes of $13.7 million as of June 30, 2019.
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

Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of June 30, 2019, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of June 30, 2019, the Company had $133.0 million outstanding against the New Facility at an effective rate of 3.6%, as well as a letter of credit for $9.5 million. Other than those mentioned above, as of June 30, 2019, the Company had no borrowing limitations under the New Facility. As of December 31, 2018, the Company had $45.0 million outstanding against the New Facility at an effective rate of 7.5%, as well as a letter of credit for $8.6 million.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of December 30, 2018, further decreased to 62.5% effective as of December 31, 2018, through and including December 30, 2019, and further decreases to and remains at 60% thereafter, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of June 30, 2019.
On July 18, 2019, the Company amended the New Facility, which, among other things, extended the maturity date of the revolving credit facility under the Credit Agreement from May 21, 2021 to May 21, 2022. See Note 16 - Subsequent Events.
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
Notes Payable
The Company and certain of its consolidated joint ventures have entered into notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of June 30, 2019 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2019	$18.9	$1.8	November, 2020	5.28%	(3)
May, 2018	128.0	105.7	May, 2021	5.59%	(2)
May, 2018	13.3	12.5	June, 2020	5.28%	(3)
July, 2017	66.2	24.1	February, 2021	5.63%	(2)
January, 2016	35.0	11.8	August, 2019	5.65%	(1)
	$261.4	$155.9

(1) Loan bears interest at LIBOR +3.25%. The Company intends to extend the maturity of this borrowing prior to its expiration date.
(2) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.
(3) Loan bears interest at LIBOR +2.90%.

In addition to the above, the Company had $1.3 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of June 30, 2019.

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
As of June 30, 2019, the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.5 million and deferred loan costs of $2.7 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

On July 9, 2019, California Lyon, completed the sale to certain purchasers of $300.0 million in aggregate principal amount of 6.625% Senior Notes due 2027. Parent, through California Lyon, will use the net proceeds from the Offering, as well as cash on hand, to redeem $300.0 million in aggregate principal amount of California Lyon’s outstanding $350.0 million of 7.00% Notes. See Note 16 - Subsequent Events.

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
As of June 30, 2019, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $5.5 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
As of June 30, 2019, the outstanding principal amount of the 5.875% Notes was $437 million, excluding unamortized discount of $2.6 million and deferred loan costs of $5.6 million. During the six months ended June 30, 2019, the Company retired approximately $4.0 million of the principal balance, resulting in $0.4 million of gain on debt extinguishment recognized through earnings. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

6.625% Senior Notes Due 2027 and Notice of Redemption of 2022 Notes
On July 9, 2019, California Lyon completed the sale to certain purchasers ("the "Offering") of $300.0 million in aggregate principal amount of 6.625% Senior Notes due 2027 (the "Notes"). Concurrent with the Offering, California Lyon issued an irrevocable notice of redemption (the "Notice") with respect to the above discussed 7.00% Notes due 2022, which gave holders of the 7.00% Notes notice that it will redeem $300.0 million in aggregate principal amount of the outstanding 7.00% Notes on August 15, 2019 (the “Redemption Date”). See Note 16 - Subsequent Events.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of June 30, 2019.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of June 30, 2019 and December 31, 2018; consolidating statements of operations for the three and six months ended June 30, 2019 and 2018; and consolidating statements of cash flows for the six month periods ended June 30, 2019 and 2018, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of June 30, 2019 and December 31, 2018, and for the three and six month periods ended June 30, 2019 and 2018.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of June 30, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$19,736	$4,409	$11,353	$—	$35,498
Receivables	—	8,724	4,051	3,311	—	16,086
Escrow proceeds receivable	—	—	—	—	—	—
Real estate inventories
Owned	—	736,244	1,169,400	443,794	—	2,349,438
Not owned	—	92,098	147,917	—	—	240,015
Investment in unconsolidated joint ventures	—	6,536	150	—	—	6,686
Goodwill	—	14,209	109,486	—	—	123,695
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	46,255	—	—	—	46,255
Lease right-of-use assets	—	18,681	—	18,812	—	37,493
Financial services assets	—	—	—	45,367	—	45,367
Other assets, net	—	27,266	9,603	2,020	—	38,889
Investments in subsidiaries	884,258	26,431	(978,104)	—	67,415	—
Intercompany receivables	—	—	299,334	(17,557)	(281,777)	—
Total assets	$884,258	$996,180	$772,946	$507,100	$(214,362)	$2,946,122
LIABILITIES AND EQUITY
Accounts payable	$—	$49,204	$32,285	$32,537	$—	$114,026
Accrued expenses	—	109,485	13,286	100	—	122,871
Financial services liabilities	—	—	—	31,452	—	31,452
Liabilities from inventories not owned	—	92,098	147,917	—	—	240,015
Notes payable	—	133,000	1,342	155,892	—	290,234
7% Senior Notes	—	347,821	—	—	—	347,821
6% Senior Notes	—	344,526	—	—	—	344,526
5.875% Senior Notes	—	428,775	—	—	—	428,775
Intercompany payables	—	163,233	—	118,544	(281,777)	—
Total liabilities	—	1,668,142	194,830	338,525	(281,777)	1,919,720
Equity
William Lyon Homes stockholders’ equity	884,258	(671,962)	578,116	26,431	67,415	884,258
Noncontrolling interests	—	—	—	142,144	—	142,144
Total liabilities and equity	$884,258	$996,180	$772,946	$507,100	$(214,362)	$2,946,122

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$94,278	$304,194	$65,045	$—	$463,517
Construction services	—	—	1,952	—	—	1,952
Management fees	—	(1,996)	—	—	1,996	—
	—	92,282	306,146	65,045	1,996	465,469
Operating costs
Cost of sales - homes	—	(77,499)	(257,974)	(52,014)	(1,996)	(389,483)
Construction services	—	—	(1,785)	—	—	(1,785)
Sales and marketing	—	(6,182)	(16,539)	(2,645)	—	(25,366)
General and administrative	—	(21,422)	(8,046)	(4)	—	(29,472)
Other	—	(1,301)	572	34	—	(695)
	—	(106,404)	(283,772)	(54,629)	(1,996)	(446,801)
Income from subsidiaries	10,451	10,684	—	—	(21,135)	—
Operating income	10,451	(3,438)	22,374	10,416	(21,135)	18,668

Financial services
Equity in income of unconsolidated joint ventures	—	1,057	321	—	—	1,378
(Loss) income from financial services operations	—	—	—	(1,222)	—	(1,222)
Transaction expenses	—	—	—	(990)	—	(990)
Financial services income (loss)	—	1,057	321	(2,212)	—	(834)
Other income (expense), net	—	836	8	(391)	—	453
Income before provision for income taxes	10,451	(1,545)	22,703	7,813	(21,135)	18,287
Provision for income taxes	—	(3,857)	—	—	—	(3,857)
Net income	10,451	(5,402)	22,703	7,813	(21,135)	14,430
Less: Net income attributable to noncontrolling interests	—	—	—	(3,979)	—	(3,979)
Net income available to common stockholders	$10,451	$(5,402)	$22,703	$3,834	$(21,135)	$10,451

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$150,150	$316,052	$52,230	$—	$518,432
Construction services	—	—	1,020	—	—	1,020
Management fees	—	(1,629)	—	—	1,629	—
	—	148,521	317,072	52,230	1,629	519,452
Operating costs
Cost of sales - homes	—	(117,283)	(264,132)	(42,528)	(1,629)	(425,572)
Construction services	—	—	(959)	—	—	(959)
Sales and marketing	—	(7,700)	(17,663)	(3,485)	—	(28,848)
General and administrative	—	(19,315)	(9,192)	—	—	(28,507)
Transaction expenses	—	(777)	—	—	—	(777)
Other	—	(680)	38	21	—	(621)
	—	(145,755)	(291,908)	(45,992)	(1,629)	(485,284)
Income from subsidiaries	22,455	5,515	—	—	(27,970)	—
Operating income	22,455	8,281	25,164	6,238	(27,970)	34,168
Equity in income from unconsolidated joint ventures	—	289	244	—	—	533
Other income (expense), net	—	712	(5)	(396)	—	311
Income before provision for income taxes	22,455	9,282	25,403	5,842	(27,970)	35,012
Provision for income taxes	—	(7,776)	—	—	—	(7,776)
Net income	22,455	1,506	25,403	5,842	(27,970)	27,236
Less: Net income attributable to noncontrolling interests	—	—	—	(4,781)	—	(4,781)
Net income available to common stockholders	$22,455	$1,506	$25,403	$1,061	$(27,970)	$22,455

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$243,210	$547,550	$126,532	$—	$917,292
Construction services	—	—	4,041	—	—	4,041
Management fees	—	(3,853)	—	—	3,853	—
	—	239,357	551,591	126,532	3,853	921,333
Operating costs
Cost of sales - homes	—	(200,637)	(465,568)	(100,469)	(3,853)	(770,527)
Construction services	—	—	(3,754)	—	—	(3,754)
Sales and marketing	—	(14,608)	(31,275)	(4,760)	—	(50,643)
General and administrative	—	(41,591)	(17,003)	(4)	—	(58,598)
Transaction expenses	—	—	—	—	—	—
Other	—	(1,688)	572	77	—	(1,039)
	—	(258,524)	(517,028)	(105,156)	(3,853)	(884,561)
Income from subsidiaries	18,570	17,610	—	—	(36,180)	—
Operating income	18,570	(1,557)	34,563	21,376	(36,180)	36,772

Financial services
Equity in income of unconsolidated joint ventures	—	1,768	522	—	—	2,290
(Loss) income from financial services operations	—	—	—	(1,222)	—	(1,222)
Transaction expenses	—	—	—	(990)	—	(990)
Financial services income (loss)	—	1,768	522	(2,212)	—	78

Other income (expense), net	—	1,765	89	(770)	—	1,084
Income before extinguishment of debt	18,570	1,976	35,174	18,394	(36,180)	37,934
Gain on extinguishment of debt	—	383	—	—	—	383
Income before provision for income taxes	18,570	2,359	35,174	18,394	(36,180)	38,317
Provision for income taxes	—	(8,753)	—	—	—	(8,753)
Net income	18,570	(6,394)	35,174	18,394	(36,180)	29,564
Less: Net income attributable to noncontrolling interests	—	—	—	(10,994)	—	(10,994)
Net income available to common stockholders	$18,570	$(6,394)	$35,174	$7,400	$(36,180)	$18,570

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$285,323	$498,996	$106,498	$—	$890,817
Construction services	—	—	2,003	—	—	2,003
Management fees	—	(3,379)	—	—	3,379	—
	—	281,944	500,999	106,498	3,379	892,820
Operating costs
Cost of sales - homes	—	(227,528)	(414,634)	(87,339)	(3,379)	(732,880)
Construction services	—	—	(1,942)	—	—	(1,942)
Sales and marketing	—	(16,083)	(28,446)	(7,012)	—	(51,541)
General and administrative	—	(37,868)	(15,158)	(2)	—	(53,028)
Transaction expenses	—	(3,907)	—	—	—	(3,907)
Other	—	(1,033)	84	30	—	(919)
	—	(286,419)	(460,096)	(94,323)	(3,379)	(844,217)
Income from subsidiaries	30,783	13,622	—	—	(44,405)	—
Operating income	30,783	9,147	40,903	12,175	(44,405)	48,603
Equity in income from unconsolidated joint ventures	—	964	501	—	—	1,465
Other income (expense), net	—	1,021	51	(726)	—	346
Income before provision for income taxes	30,783	11,132	41,455	11,449	(44,405)	50,414
Provision for income taxes	—	(10,590)	—	—	—	(10,590)
Net income	30,783	542	41,455	11,449	(44,405)	39,824
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(9,041)	—	(9,041)
Net income available to common stockholders	$30,783	$542	$41,455	$2,408	$(44,405)	$30,783

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(2,366)	$(52,648)	$2,473	$(2,702)	$(4,560)	$(59,803)
Investing activities
Investment in (advances to) unconsolidated joint ventures	—	—	—	—	—	—
Cash paid for acquisitions, net of cash acquired	—	—	—	(3,900)	—	(3,900)
Sales (purchases) of property and equipment	—	—	330	(20)	—	310
Investments in subsidiaries	—	312	16,154	—	(16,466)	—
Net cash provided by (used in) investing activities	—	312	16,484	(3,920)	(16,466)	(3,590)
Financing activities
Proceeds from borrowings on notes payable	—	—	138	66,974	—	67,112
Principal payments on notes payable	—	—	(27)	(62,870)	—	(62,897)
Principal payments on 5.875% Senior Notes	—	(3,591)	—	—	—	(3,591)
Proceeds from borrowings on Revolver	—	285,000	—	—	—	285,000
Payments on Revolver	—	(197,000)	—	—	—	(197,000)
Payment of principal portion of finance lease liabilities	—	—	—	(1,208)	—	(1,208)
Payment of deferred loan costs	—	(87)	—	—	—	(87)
Proceeds from stock options exercised	—	(6)	—	—	—	(6)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(2,356)	—	—	—	(2,356)
Noncontrolling interest contributions	—	—	—	2,854	—	2,854
Noncontrolling interest distributions	—	—	—	(22,709)	—	(22,709)
Advances to affiliates	—	—	(3,888)	2,972	916	—
Intercompany receivables/payables	2,366	(31,338)	(13,659)	22,521	20,110	—
Net cash provided by (used in) financing activities	2,366	50,622	(17,436)	8,534	21,026	65,112
Net (decrease) increase in cash and cash equivalents	—	(1,714)	1,521	1,912	—	1,719
Cash and cash equivalents - beginning of period	—	21,450	2,888	9,441	—	33,779
Cash and cash equivalents - end of period	$—	$19,736	$4,409	$11,353	$—	$35,498

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

Note 9—Financial Services

During the second quarter of 2019, the Company announced the formation of ClosingMark Financial Group, LLC, a wholly-owned subsidiary under which the Company intends to operate a full suite of financial services offerings, including title agency, settlement and mortgage services, for the Company’s homebuyers and other retail customers. ClosingMark has recently commenced its title agency services in the Central Texas, Arizona, Colorado and Nevada markets, and expects to expand its title and settlement services operations into virtually all of the Company’s homebuilding markets over the course of the next two quarters.

During the three months ended June 30, 2019 the company established official Financial Services Operations under the brand of ClosingMark Financial Group, LLC. As of June 30, 2019 ClosingMark Financial Group's assets and liabilities we as follows:

June 30, 2019
Assets:
Cash	$7,581
Derivative portfolio	1,137
Loans held for resale	29,524
Goodwill	4,500
Other	2,625
Financial Services Assets	$45,367

Liabilities:
AP and accrued liabilities	$7,879
Warehouse facilities	23,573
$31,452

Financial services net, is comprised of the following activities:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues:
Title & Escrow	$372	$—	$372	$—
Mortgage	4,273	—	4,273	—
	$4,645	$—	$4,645	$—

Expenses
Title & Escrow	$(439)	$—	$(439)	$—
Mortgage	(5,066)	—	(5,066)	—
Administrative	(362)	—	(362)	—
	$(5,867)	$—	$(5,867)	$—

Total	$(1,222)	$—	$(1,222)	$—

Transaction Costs	(990)	—	(990)	—

Equity in income of unconsolidated joint ventures	1,378	533	2,290	1,465

Total Financial Services (loss) income	$(834)	$533	$78	$1,465
Note 10—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of June 30, 2019 and December 31, 2018, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:

•	Derivative portfolio-These securities are traded over the counter and their fair values were based upon quotes from industry sources

•	Loans held for resale-The fair values of Mortgages held for sale are based on the fair value of the collateral less estimated cost to sell or discounted cash flows, if estimable.

•
Notes payable—The carrying amount is a reasonable estimate of fair value of the notes payable because of floating interest rate terms and/or the outstanding balance is expected to be repaid within one year.

•
Warehouse facilities-The carrying amount is a reasonable estimate of fair value of the notes payable because of floating interest rate terms and/or the outstanding balance is expected to be repaid within one year.

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

The following table excludes cash and cash equivalents, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivative portfolio	$1,137	$1,137	$—	$—
Loans held for resale	29,524	29,524	—	—

Financial liabilities:
Notes payable	$290,234	$290,234	$198,019	$198,019
Warehouse facilities	23,573	23,573	—	—
7% Senior Notes due 2022	347,821	351,750	347,456	350,000
6% Senior Notes due 2023	344,526	357,875	343,878	315,000
5.875% Senior Notes due 2025	428,775	435,794	431,992	378,611

ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Loans held for resale, Notes payable, and Warehouse facilities, and Level 2 to measure the fair value of its Senior notes and Derivative portfolio. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:

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
Note 11—Related Party Transactions
On March 9, 2018, California Lyon completed its private placement with registration rights of the 6.00% Notes in an aggregate principal amount of $350 million (see Note 8), for which Credit Suisse Securities (USA) LLC (“Credit Suisse”) served as an initial purchaser and joint book-running manager, along with several other banks, and received customary underwriting fees as a member of the underwriting syndicate. On November 5, 2018, Eric A. Anderson commenced his service as a member of the Company's Board of Directors. Mr. Anderson had previously held the position of Vice Chairman, Investment Banking of Credit Suisse until November 3, 2018, at which point, Mr. Anderson was appointed as a Senior Advisor to Credit Suisse, a non-employee role pursuant to which he provides certain consultant services to Credit Suisse as an independent contractor. As of and following the November 3, 2018 transition date, Mr. Anderson did not and will not receive any fees or compensation of any kind for any transactional relationships between Credit Suisse and the Company.

Note 12—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 21.1% and 22.8% and 22.2% and 21.0% for the three and six months ended June 30, 2019 and 2018, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests for the three and six months June 30, 2019 and June 30, 2018.

Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2019, the Company had no valuation allowance recorded.
At June 30, 2019, the Company had no remaining federal net operating loss carryforwards and $46.4 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of June 30, 2019, the Company had unused federal and state built-in losses of $44.9 million and $7.5 million, respectively. The five year testing period for built-in losses expired in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at June 30, 2019, which if not previously utilized are allowable as refundable credits under the Tax Cuts and Job Act through 2022.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ended 2015 and forward. The Company is subject to various state income tax examinations for calendar tax years ended 2014 and forward. The Company is currently under examination by the state of California for the 2014 tax year.

Note 13—Income Per Common Share
Basic and diluted income per common share for the three and six months ended June 30, 2019 and 2018 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Basic weighted average number of common shares outstanding	37,818,127	38,017,211	37,715,019	37,974,471
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,442,575	1,671,060	1,336,112	1,797,966
Diluted average shares outstanding	39,260,702	39,688,271	39,051,131	39,772,437
Net income available to common stockholders	$10,451	$22,455	$18,570	$30,783
Basic income per common share	$0.28	$0.59	$0.49	$0.81
Dilutive income per common share	$0.27	$0.57	$0.48	$0.77

Note 14—Stock Based Compensation
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
During the three and six months ended June 30, 2019, the Company granted no shares and 550,829 shares of time-based restricted stock, and none and 490,227 of performance stock units, including one award tied to a market performance condition. During the three and six months ended June 30, 2018, the Company granted 4,292 and 241,573 shares of time-based restricted stock, respectively. During the three and six months ended June 30, 2018, the Company granted no shares and 426,075 shares, respectively, of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and six months ended June 30, 2019 and 2018 of $2.0 million and $4.7 million and $2.0 million and $5.2 million respectively.

Performance Stock Units

    With respect to the performance stock units granted to certain employees during the six months ended June 30, 2019, the actual number of such stock units that will be earned is subject to the Company’s achievement of performance targets as of the end of the 2019 fiscal year, with each unit constituting the opportunity to earn up to two shares of Company common stock. The aforementioned awards represent 400,460 stock units that vest in three equal annual installments on March 1st of each of 2020, 2021 and 2022, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of June 30, 2019, management determined that the currently available data was not sufficient to support that the achievement of the performance targets is probable, and as such, no compensation expense has been recognized for these awards to date.

Performance Stock Units with Market Condition

With respect to the performance based stock units with market condition granted to a certain employee during the six months ended June 30, 2019, the actual number of stock units that will be earned is subject to the Company’s achievement of a pre-established market performance target as of the end of the vesting periods, with each unit constituting the opportunity to earn up to two shares of Company common stock. The aforementioned award represents 89,767 stock units that vest in two annual installments at the end of each performance period, subject to grantee’s continued service through each vesting date.

Time-Based Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the six months ended June 30, 2019, 285,030 of such shares vest in three equal annual installments on each anniversary of the grant date, 134,650 of such shares vest in one installment on January 2, 2022, and 84,156 of such shares vest in two equal annual installments on each anniversary of the grant date, subject to the grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee directors during the six months ended June 30, 2019, 46,993 of such shares vest in four equal quarterly installments on each three-month period beginning June 1st of 2019, subject to each grantee’s continued service on the board through each vesting date.

Note 15—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of June 30, 2019, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
On March 31, 2019, there was a fire in Wilsonville, Oregon in which we incurred damage to certain buildings in our Villebois community. We do not have an estimate yet as to the dollar amount of the damages. As of June 30, 2019, the Company has not recorded any amounts related to the damages incurred in its Consolidated Financial Statements, however the Company expects any and all damages to be paid by insurance less any associated deductibles.
The Company had outstanding performance and surety bonds of $340.5 million at June 30, 2019, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of June 30, 2019, the Company had $327.5 million of project commitments relating to the construction of projects.
See Note 8 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of June 30, 2019, the Company has made non-refundable deposits of $127.1 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $0.8 million as of June 30, 2019.

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

Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

June 30, 2019
Total number of land banking arrangements consolidated	3
Total number of lots	5,184
Total purchase price	$452,967
Balance of lots still under option and not purchased:
Number of lots	3,708
Purchase price	$240,015
Forfeited deposits if lots are not purchased	$62,338

Lease Obligations
Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $38.0 million as of June 30, 2019 and $14.6 million as of December 31, 2018. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. As of June 30, 2019 and December 31, 2018, the Company's operating lease obligations totaled $19.8 million and $14.6 million, respectively. The Company is also party to a non-cancelable finance lease related to the development of a future project. The Company's recorded obligation under this finance lease was $18.2 million at June 30, 2019. The Company is currently capitalizing all lease costs incurred with this finance lease as it is prepared for its intended use. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Lease cost
Operating lease cost	$2,008	$2,044	$3,452	$4,053
Sublease income	—	(29)	—	(58)
Finance lease cost capitalized	589	—	589	—
Total lease cost	$2,597	$2,015	$4,041	$3,995

Other information
Cash paid for amounts included in the measurement of lease liabilities for leases:
Operating cash flows from operating leases	1,285	1,779	2,508	3,546
Financing cash flows from finance leases	$—	$—	$1,208	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,996	$3,691	$5,074	$5,387
Right-of-use assets obtained in exchange for new finance lease liabilities	$18,858	$—	$18,858	$—
Weighted-average discount rate	7.3%	6.5%	7.3%	6.5%

	June 30, 2019	December 31, 2018
Weighted-average remaining operating lease term (in years)	4.47	4.23
Weighted-average remaining finance lease term (in years)	89.59	N/A

The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2019 (in thousands).

Year Ending December 31,
Remaining in 2019	$4,796
2020	5,265
2021	5,021
2022	3,698
2023	2,570
Thereafter	2,074
Total	$23,424

The table below shows the future minimum payments under non-cancelable finance leases at June 30, 2019 (in thousands).

Year Ending December 31,
Remaining in 2019	$56
2020	1,304
2021	1,304
2022	1,304
2023	1,304
Thereafter	120,685
Total	$125,957

Note 16—Subsequent Events
No events have occurred subsequent to June 30, 2019, that would require recognition or disclosure in the Company’s financial statements except the following:

Acquisition of Remaining Interest in Polygon Mortgage, LLC

During the third quarter of 2019, the Company entered into an agreement with its joint venture partner in Polygon Mortgage, LLC to acquire the joint venture partners' remaining 50% interest in the venture. The Company will account for the transaction as a business combination in accordance with ASC 805, and the operations of Polygon Mortgage, LLC will be consolidated as a wholly owned subsidiary of ClosingMark Financial Group beginning on the date of the transaction.

Issuance of 6.625% Senior Notes due 2027 and Notice of Redemption of 2022 Notes

On July 9, 2019, California Lyon, completed the sale to certain purchasers (the “Offering”) of $300.0 million in aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”), in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of July 9, 2019 (the “2027 Notes Indenture”), by and among California Lyon, Parent, the subsidiary guarantors party thereto (together with Parent, the “Guarantors”) and U.S. Bank National Association, as trustee. Parent, through California Lyon, will use the net proceeds from the Offering, as well as cash on hand, to redeem $300.0 million in aggregate principal amount of California Lyon’s outstanding $350.0 million of 7.00% Notes.

Pursuant to the 2027 Notes Indenture, interest on the Notes will be paid semi-annually on January 15 and July 15, commencing January 15, 2020. The Notes will mature on July 15, 2027. The Notes and the guarantees are California Lyon’s and the Guarantors’ senior unsecured obligations. The Notes and the guarantees rank equally in right of payment with all of California Lyon’s and the Guarantors’ existing and future unsecured senior debt, and senior in right of payment to all of California Lyon’s and the Guarantors’ existing and future subordinated debt. The Notes and the guarantees will be effectively subordinated to any of California Lyon’s and the Guarantors’ existing and future secured debt.

On July 9, 2019, California Lyon issued an irrevocable notice of redemption (the “Notice”) with respect to the 7.00% Notes. Pursuant to the Notice, California Lyon gave holders of the 7.00% Notes notice that it will redeem $300.0 million in aggregate principal amount of the outstanding 7.00% Notes on August 15, 2019 (the “Redemption Date”). The 7.00% Notes have an outstanding principal balance of $350.0 million. The $300.0 million in aggregate principal amount of the outstanding 7.00% Notes being called for redemption will be redeemed pursuant to the redemption provisions of the indenture, dated August 11, 2014, pursuant to which the 7.00% Notes were issued. The redemption price will be equal to 100.000% of the principal amount of the 7.00% Notes being called for redemption, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date.

Amendment of Revolving Credit Facility

On July 18, 2019, the Company entered into Amendment No. 2 (the “Second Amendment”) to its Revolving credit facility which, among other things, extended the maturity date of the revolving credit facility under the Credit Agreement from May 21, 2021 to May 21, 2022.

Acquisition of Pipeline of William Lyon Mortgage, LLC

On August 1, 2019, the Company acquired the pipeline of pending mortgages in process, with certain exceptions, by one of its mortgage joint ventures, William Lyon Mortgage, LLC. The Company intends to complete these loan transactions in ClosingMark Home Loans, and the Company and its joint venture partner have agreed to an orderly wind down and dissolution of the venture after all remaining existing operations are completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, Washington and Texas. The Company’s core markets include Orange County, Los Angeles, San Diego, Riverside, San Bernardino, the South and East Bay Areas of San Francisco, Phoenix, Las Vegas, Denver, Fort Collins, Portland, Seattle, Houston, Austin and San Antonio. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 110,000 homes. The Company markets and sells its homes under the William Lyon Homes brand in all of its markets except for Washington and Oregon, where the Company operates under the Polygon Northwest brand. For the six months ended June 30, 2019 (the "2019 period"), the Company had revenues from homes sales of $917.3 million, a 3% increase from $890.8 million for the six months ended June 30, 2018 (the "2018 period"), which includes results from all seven reportable operating segments. The Company had net new home orders of 2,364 homes in the 2019 period, a decrease from 2,376 in the 2018 period, while the average number of sales locations increased 29% to 121 in the 2019 period from 94 in the 2018 period.
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
Results of Operations
In the six months ended June 30, 2019, the Company delivered 1,982 homes, up 9%, and recognized home sales revenue of $917.3 million, up 3%, from the 2018 period, respectively. The Company generated net income available to common shareholders of $18.6 million for the six months ended June 30, 2019, and income per share of $0.49. The Company's average sales price ("ASP") of homes closed is $462,800, and our average sales price of homes in backlog is approximately $449,600 as of June 30, 2019, both of which are indicative of the Company's strategy to lower ASP through product segmentation, focusing on the entry level and first time move-up buyer.
On March 9, 2018, the Company completed its acquisition of the residential homebuilding operations of RSI Communities and its affiliates, such operations being referred herein as "RSI Communities", which marked the beginning of the Texas operating segment, in addition to expanding the Company's footprint in the California operating segment. Financial data herein as of June 30, 2018, and for the three and six months ended June 30, 2018 include operations for these operating segments for the period from March 9, 2018 (date of acquisition) through June 30, 2018, respectively.
As of June 30, 2019, the Company was selling homes in 121 communities. We had a consolidated backlog of 1,423 homes sold but not closed, with an associated sales value of $639.7 million.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 16.0% and 20.4%, respectively, for the six months ended June 30, 2019, as compared to 17.7% and 23.0%, respectively, for the six months ended June 30, 2018.

Comparisons of the Three Months Ended June 30, 2019 to June 30, 2018
Revenues from homes sales decreased 11% to $463.5 million during the three months ended June 30, 2019, compared to $518.4 million during the three months ended June 30, 2018. The decrease in revenue is primarily due to the 5% decrease in the number of homes closed during the 2019 period. The number of net new home orders for the three months ended June 30, 2019 was 1,261 homes, a minor decrease from 1,270 homes for the three months ended June 30, 2018.

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Number of Net New Home Orders
California	354	337	17	5%
Arizona	133	118	15	13%
Nevada	101	115	(14)	(12)%
Colorado	183	160	23	14%
Washington	119	136	(17)	(13)%
Oregon	98	199	(101)	(51)%
Texas	273	205	68	33%
Total	1,261	1,270	(9)	(1)%
Our orders activity for the quarter had minimal decline from the prior year on a consolidated basis, based on lower absorption in certain of our markets, and higher average sales locations. 2018 sales rates were significantly higher than 2017, and so during the second quarter of 2019, we have seen absorption more in line with 2017 levels.

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	%
Cancellation Rates
California	12%	14%	(2)%
Arizona	11%	6%	5%
Nevada	14%	20%	(6)%
Colorado	6%	9%	(3)%
Washington	12%	6%	6%
Oregon	19%	10%	9%
Texas	15%	17%	(2)%
Overall	13%	12%	1%
Cancellation rates during the 2019 period increased to 13% from 12% during the 2018 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends. However, in Oregon, cancellation rates increased due to a shift in the market which has experienced significant price appreciation since 2017.

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Average Number of Sales Locations
California	41	28	13	46%
Arizona	9	6	3	50%
Nevada	13	14	(1)	(7)%
Colorado	11	15	(4)	(27)%
Washington	10	10	—	—%
Oregon	17	14	3	21%
Texas	22	20	2	10%
Total	123	107	16	15%

The average number of sales locations for the Company increased to 123 locations for the three months ended June 30, 2019 compared to 107 for the three months ended June 30, 2018, driven by 37 new communities actively selling in California and Texas due to the prior year acquisition of RSI Communities.

	Three Months Ended June 30, 2019		Increase (Decrease)
	2019	2018
Quarterly Absorption Rates
California	8.6	12.0	(3.4)
Arizona	14.8	19.7	(4.9)
Nevada	7.8	8.2	(0.4)
Colorado	16.6	10.7	5.9
Washington	11.9	13.6	(1.7)
Oregon	5.8	14.2	(8.4)
Texas	12.4	10.3	2.1
Overall	10.3	11.9	(1.6)
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, decreased for the three months ended June 30, 2019 to 10.3 sales per project from 11.9 in the 2018 period. The 13% decline in quarterly absorption rates was primarily driven by a decline in Oregon, Arizona and California, offset an increase in absorption in the Colorado and Texas segments. In Oregon, affordability concerns have impacted buyer demand and we have a lower number of homes available to sell at our entry-level segment, which has slowed absorption. In California, the Northern California market had slightly slower sales rates than the previous quarter, impacting the overall segment.

	June 30,		Increase (Decrease)
	2019	2018	Amount	%
Backlog (units)
California	328	457	(129)	(28)%
Arizona	209	159	50	31%
Nevada	113	145	(32)	(22)%
Colorado	205	238	(33)	(14)%
Washington	102	174	(72)	(41)%
Oregon	135	236	(101)	(43)%
Texas	331	239	92	38%
Total	1,423	1,648	(225)	(14)%
The Company’s backlog at June 30, 2019 decreased 14% to 1,423 units from 1,648 units at June 30, 2018. The decrease is primarily attributable to a higher number of homes sold and closed during the quarter, and a consistent level of new activity which decreases homes in backlog.

	June 30,		Increase (Decrease)
	2019	2018	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$205,361	$346,687	$(141,326)	(41)%
Arizona	73,993	50,048	23,945	48%
Nevada	53,750	95,759	(42,009)	(44)%
Colorado	96,245	99,531	(3,286)	(3)%
Washington	65,729	118,863	(53,134)	(45)%
Oregon	55,546	92,270	(36,724)	(40)%
Texas	89,114	64,503	24,611	38%
Total	$639,738	$867,661	$(227,923)	(26)%

The dollar amount of backlog of homes sold but not closed as of June 30, 2019 was $639.7 million, down 26% from $867.7 million as of June 30, 2018. The decrease primarily reflects a decrease in net new orders as described above, and a 15% decrease in the average sales price of homes in backlog when compared with the prior period. However, the Company is selling more spec units in the second quarter compared to the previous year, representing 39% of deliveries.
In California, the dollar amount of backlog decreased to $205.4 million as of June 30, 2019 from $346.7 million as of June 30, 2018. This was primarily due to the 28% decrease in units in backlog, coupled with the decrease in ASP of homes in backlog for the 2019 period of 17% to $626,100 from $758,600 for the 2018 period.
In Arizona, the dollar amount of backlog increased 48% to $74.0 million as of June 30, 2019 from $50.0 million as of June 30, 2018, which is primarily attributable to a 31% increase in the number of units in backlog to 209 at June 30, 2019, from 159 at June 30, 2018 due to a 13% increase in new home orders, and a 12% increase in the ASP of homes in backlog when compared with the prior period.
In Nevada, the dollar amount of backlog decreased 44% to $53.8 million as of June 30, 2019 from $95.8 million as of June 30, 2018, primarily attributable to a 22% decrease in units in backlog to 113 as of June 30, 2019, from 145 as of June 30, 2018.
In Colorado, the dollar amount of backlog decreased 3% to $96.2 million as of June 30, 2019 from $99.5 million as of June 30, 2018, which is attributable to a 14% decrease in the number of units in backlog, to 205 units as of June 30, 2019, from 238 units as of June 30, 2018, partially offset by a 12% increase of the ASP of homes in backlog to $469,500 as of June 30, 2019 from $418,200 as of June 30, 2018.
In Washington, the dollar amount of backlog decreased 45% to $65.7 million as of June 30, 2019 from $118.9 million as of June 30, 2018, which is attributable to a 41% decrease in the number of units in backlog, to 102 units as of June 30, 2019, from 174 units as of June 30, 2018, and a 6% decrease in the ASP of homes in backlog to $644,400 as of June 30, 2019 from $683,100 as of June 30, 2018.
In Oregon, the dollar amount of backlog decreased 40% to $55.5 million as of June 30, 2019 from $92.3 million as of June 30, 2018, which is primarily attributable to a 43% decrease in the number of units in backlog, to 135 units as of June 30, 2019, from 236 units as of June 30, 2018, partially offset by a 5% increase in the ASP of homes in backlog to $411,500 in the 2019 period from $391,000 in the 2018 period.
In Texas, the dollar amount of backlog increased 38% to $89.1 million as of June 30, 2019 from $64.5 million as of June 30, 2018, which is primarily attributable to a 38% increase in the number of units in backlog, to 331 units as of June 30, 2019, from 239 units as of June 30, 2018.

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Number of Homes Closed
California	287	268	19	7%
Arizona	105	123	(18)	(15)%
Nevada	70	91	(21)	(23)%
Colorado	158	145	13	9%
Washington	80	138	(58)	(42)%
Oregon	83	140	(57)	(41)%
Texas	250	177	73	41%
Total	1,033	1,082	(49)	(5)%

During the three months ended June 30, 2019, the number of homes closed decreased 5% to 1,033 from 1,082 in the 2018 period. The decrease was primarily attributable to a decrease in homes closed in Washington and Oregon, bolstered by the increases in homes closed in Texas.

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$167,811	$174,453	$(6,642)	(4)%
Arizona	35,012	38,764	(3,752)	(10)%
Nevada	34,576	46,213	(11,637)	(25)%
Colorado	66,907	62,437	4,470	7%
Washington	57,168	84,470	(27,302)	(32)%
Oregon	34,409	66,221	(31,812)	(48)%
Texas	67,634	45,874	21,760	47%
Total	$463,517	$518,432	$(54,915)	(11)%
The 11% decrease in homebuilding revenue is driven by the 5% decrease in homes closed discussed above and by the 6% decrease in the average sales price of homes closed between the 2019 and 2018 periods, which is primarily driven by product and geographical mix and was impacted by the lower price point from the Texas operating segment and Inland Empire region, both acquired in the RSI acquisition, which are below the Company average.

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Average Sales Price of Homes Closed
California	$584,700	$650,900	$(66,200)	(10)%
Arizona	333,400	315,200	18,200	6%
Nevada	493,900	507,800	(13,900)	(3)%
Colorado	423,500	430,600	(7,100)	(2)%
Washington	714,600	612,100	102,500	17%
Oregon	414,600	473,000	(58,400)	(12)%
Texas	270,500	259,200	11,300	4%
Company Average	$448,700	$479,100	$(30,400)	(6)%

The average sales price of homes closed during the 2019 period decreased 6% primarily due to product and geographical mix, and was impacted by the lower price point from the Texas operating segment and Inland Empire region, both acquired in the RSI acquisition.
Construction Services Revenue
Construction services revenue was $2.0 million and $1.0 million for the three months ended June 30, 2019 and June 30, 2018, respectively, which was attributable to one project in Washington.
Gross Margin
Homebuilding gross margins decreased to 16.0% for the three months ended June 30, 2019 from 17.9% in the 2018 period, primarily driven by an increase in sales incentives, coupled with product and geographic mix for home deliveries.
For the comparison of the three months ended June 30, 2019 and the three months ended June 30, 2018, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 20.3% for the 2019 period compared to 23.3% for the 2018 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with the decrease in purchase accounting adjustments.
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

	Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Home sales revenue	$463,517	$518,432
Cost of home sales	389,483	425,572
Homebuilding gross margin	74,034	92,860
Homebuilding gross margin percentage	16.0%	17.9%
Add: Interest in cost of sales	20,046	22,329
Add: Purchase accounting adjustments	—	5,385
Adjusted homebuilding gross margin	$94,080	$120,574
Adjusted homebuilding gross margin percentage	20.3%	23.3%
Sales and Marketing, General and Administrative

	Three Months Ended June 30,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
	(dollars in thousands)
Sales and Marketing	$25,366	$28,848	5.5%	5.6%
General and Administrative	29,472	28,507	6.4%	5.5%
Total Sales and Marketing & General and Administrative	$54,838	$57,355	11.9%	11.1%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.5% in the 2019 period compared to 5.6% in the 2018 period, primarily due to a decrease in advertising and model operations expense during the current quarter. General and administrative expense increased to 6.4% in the 2019 period compared to 5.5% in the 2018 period as a result of continued investment in our growing operating business.
Financial Services Operations
During the three months ended June 30, 2019, the Company recorded income from its unconsolidated mortgage joint ventures of $1.4 million, compared to $0.5 million in the 2018 period, reflecting increased activity from these ventures.
During the three months ended June 30, 2019, the Company recorded a $1.2 million loss from its ClosingMark Home Loans and title business, primarily relating to costs incurred preparing for the ramp-up of operations in these new businesses. The Company also incurred transaction expenses of $1.0 million associated with the acquisition of South Pacific Financial Corporation ("SPFC"). There are no balances for the comparable 2018 period, as the Company's financial services operations commenced in the second quarter of 2019.

Other Items
Interest activity for the three months ended June 30, 2019 and June 30, 2018 is as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Interest incurred	$23,910	$22,808
Less: Interest capitalized	23,910	22,808
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$5,613	$1,611
The increase in incurred interest for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to an increase in the Company's borrowings in the 2019 period. In addition, the increase in cash paid for interest for the 2019 period compared to the 2018 period was due to an increase in interest payments on the Company's Revolving Credit Facility. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the three months ended June 30, 2019, the Company recorded a provision for income taxes of $3.9 million, for an effective tax rate of 21.1%. During the three months ended June 30, 2018, the Company recorded a provision for income taxes of $7.8 million for an effective tax rate of 22.2%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased to $4.0 million during the 2019 period, compared to $4.8 million during the 2018 period due to the fluctuation of active projects the Company participates in through the joint ventures.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the three months ended June 30, 2019 was $10.5 million, compared to net income available to common stockholders for the three months ended June 30, 2018 was $22.5 million.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	June 30,		Increase (Decrease)
	2019	2018	Amount	%
Lots Owned
California	3,021	3,921	(900)	(23)%
Arizona	3,459	3,993	(534)	(13)%
Nevada	2,485	2,822	(337)	(12)%
Colorado	660	1,130	(470)	(42)%
Washington	1,481	1,327	154	12%
Oregon	2,719	2,623	96	4%
Texas	4,997	3,398	1,599	47%
Total	18,822	19,214	(392)	(2)%
Lots Controlled (1)
California	1,323	2,022	(699)	(35)%
Arizona	660	651	9	1%
Nevada	629	3	626	NM
Colorado	2,269	1,197	1,072	90%
Washington	617	1,334	(717)	(54)%
Oregon	1,751	1,456	295	20%
Texas	2,707	3,629	(922)	(25)%
Total	9,956	10,292	(336)	(3)%
Total Lots Owned and Controlled	28,778	29,506	(728)	(2)%

(1)	Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has decreased to 28,778 lots owned and controlled at June 30, 2019 from 29,506 lots at June 30, 2018. Certain lots included in lots owned in California, Texas, Arizona, and Washington are associated with a land banking transaction that is consolidated on the Company’s accompanying balance sheet in accordance with ASC 470, as further discussed below.
Comparisons of the Six Months Ended June 30, 2019 to June 30, 2018
Revenues from homes sales increased 3% to $917.3 million during the six months ended June 30, 2019, compared to $890.8 million during the six months ended June 30, 2018. The increase in revenue is primarily due to the 9% increase in the number of homes closed during the 2019 period. The number of net new home orders for the six months ended June 30, 2019 was 2,364 homes, a minor decrease from 2,376 homes for the six months ended June 30, 2018.

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Number of Net New Home Orders
California	644	620	24	4%
Arizona	245	226	19	8%
Nevada	160	224	(64)	(29)%
Colorado	355	304	51	17%
Washington	213	315	(102)	(32)%
Oregon	210	408	(198)	(49)%
Texas	537	279	258	92%
Total	2,364	2,376	(12)	(1)%

Our orders activity for the six months June 30, 2019 had minimal decline from the prior year on a consolidated basis, based on lower absorption in certain of our markets, and higher average sales locations. 2018 sales rates were significantly higher than 2017, and so during the first six months of 2019, we have seen absorption more in line with 2017 levels.

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	%
Cancellation Rates
California	16%	12%	4%
Arizona	12%	10%	2%
Nevada	18%	19%	(1)%
Colorado	7%	9%	(2)%
Washington	9%	8%	1%
Oregon	21%	8%	13%
Texas	14%	15%	(1)%
Overall	14%	11%	3%
Cancellation rates during the 2019 period increased to 14% from 11% during the 2018 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends. However, in California and Oregon, cancellation rates increased due to affordability concerns in the Bay Area of Northern California and in Portland; two markets with significant price appreciation since 2017.

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Average Number of Sales Locations
California	38	24	14	58%
Arizona	9	6	3	50%
Nevada	13	13	—	—%
Colorado	11	15	(4)	(27)%
Washington	10	9	1	11%
Oregon	17	14	3	21%
Texas	23	13	10	77%
Total	121	94	27	29%
The average number of sales locations for the Company increased to 121 locations for the six months ended June 30, 2019 compared to 94 for the six months ended June 30, 2018, driven by the 37 new communities actively selling in California and Texas due to the prior year acquisition of RSI Communities.

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018
Quarterly Absorption Rates
California	8.5	12.9	(4.4)
Arizona	13.6	18.8	(5.2)
Nevada	6.2	8.6	(2.4)
Colorado	16.1	10.1	6.0
Washington	10.7	17.5	(6.8)
Oregon	6.2	14.6	(8.4)
Texas	11.7	10.7	1.0
Overall	9.8	12.6	(2.8)

The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, decreased for the six months ended June 30, 2019 to 9.8 sales per project from 12.6 in the 2018 period driven primarily by lower absorption in certain of our markets, and higher average sales locations. As previously mentioned, 2018 sales rates were significantly higher than 2017, and so during the first six months of 2019, we have seen absorption more in line with 2017 levels.

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Number of Homes Closed
California	568	478	90	19%
Arizona	194	228	(34)	(15)%
Nevada	141	165	(24)	(15)%
Colorado	284	238	46	19%
Washington	152	232	(80)	(34)%
Oregon	203	244	(41)	(17)%
Texas	440	237	203	86%
Total	1,982	1,822	160	9%

During the six months ended June 30, 2019, the number of homes closed increased 9% to 1,982 from 1,822 in the 2018 period. The increase was primarily attributable to an increase in homes closed in Texas, Colorado, and California, bolstered by a full six months of new home deliveries from the projects added through the acquisition of RSI Communities, which were slightly offset by the decreases in homes closed in Washington, Oregon, Nevada, and Arizona.

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$353,929	$309,265	$44,664	14%
Arizona	64,606	70,803	(6,197)	(9)%
Nevada	72,281	95,389	(23,108)	(24)%
Colorado	122,943	102,500	20,443	20%
Washington	99,019	139,138	(40,119)	(29)%
Oregon	85,496	113,074	(27,578)	(24)%
Texas	119,018	60,648	58,370	96%
Total	$917,292	$890,817	$26,475	3%
The 3% increase in homebuilding revenue is driven by the 9% increase in homes closed discussed above, slightly offset by the 5% decrease in the average sales price of homes closed between the 2019 and 2018 periods, which is primarily driven by product and geographical mix and was impacted by the lower price point from the Texas operating segment and Inland Empire region, both acquired in the RSI acquisition, which are below the Company average.

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Average Sales Price of Homes Closed
California	$623,100	$647,000	$(23,900)	(4)%
Arizona	333,000	310,500	22,500	7%
Nevada	512,600	578,100	(65,500)	(11)%
Colorado	432,900	430,700	2,200	1%
Washington	651,400	599,700	51,700	9%
Oregon	421,200	463,400	(42,200)	(9)%
Texas	270,500	255,900	14,600	6%
Company Average	$462,800	$488,900	$(26,100)	(5)%

The average sales price of homes closed during the 2019 period decreased 5% primarily due to product and geographical mix, and was impacted by the lower price point from the Texas operating segment and Inland Empire region, both acquired in the RSI acquisition.
Construction Services Revenue
Construction services revenue was $4.0 million and $2.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively, which was attributable to one project in Washington.
Gross Margin
Homebuilding gross margins decreased to 16.0% for the six months ended June 30, 2019 from 18% in the 2018 period, primarily driven by an increase in sales incentives, coupled with product and geographic mix for home deliveries.
For the comparison of the six months ended June 30, 2019 and the six months ended June 30, 2018, adjusted homebuilding gross margin percentage, which excludes previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 20.4% for the 2019 period compared to 23.0% for the 2018 period. The decrease was primarily a result of the increase of incentives as a percentage of revenue, the decrease in homebuilding gross margins described above coupled with the decrease in purchase accounting adjustments.
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

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Home sales revenue	$917,292	$890,817
Cost of home sales	(770,527)	(732,880)
Homebuilding gross margin	146,765	157,937
Homebuilding gross margin percentage	16.0%	17.7%
Add: Interest in cost of sales	40,461	41,133
Add: Purchase accounting adjustments	—	6,120
Adjusted homebuilding gross margin	$187,226	$205,190
Adjusted homebuilding gross margin percentage	20.4%	23.0%

Sales and Marketing, General and Administrative

	Six Months Ended June 30,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
	(dollars in thousands)
Sales and Marketing	$50,643	$51,541	5.5%	5.7%
General and Administrative	58,598	53,028	6.4%	6.0%
Total Sales and Marketing & General and Administrative	$109,241	$104,569	11.9%	11.7%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.5% in the 2019 period compared to 5.7% in the 2018 period, primarily due to a decrease in advertising and model operations expense during the first six months of 2019. General and administrative expense increased to 6.4% in the 2019 period compared to 6.0% in the 2018 period as a result of continued investment in our growing operating business and incremental information technology, and costs associated with staff re-organization.
Financial Services Operations
During the six months ended June 30, 2019, the Company recorded income from its unconsolidated mortgage joint ventures of $2.3 million, compared to $1.5 million in the 2018 period, reflecting increased activity from these ventures.
During the six months ended June 30, 2019, the Company recorded a $1.2 million loss from its ClosingMark Home Loans and title business, primarily relating to costs incurred preparing for the ramp-up of operations in these new businesses. The Company also incurred transaction expenses of $1.0 million associated with the acquisition of South Pacific Financial Corporation ("SPFC"). There are no balances for the comparable 2018 period, as the Company's financial services operations commenced in the second quarter of 2019.
Other Items
Interest activity for the six months ended June 30, 2019 and June 30, 2018 is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Interest incurred	$47,990	$42,066
Less: Interest capitalized	47,990	42,066
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$46,398	$31,101
The increase in incurred interest for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to an increase in the Company's borrowings in the 2019 period. In addition, the increase in cash paid for interest for the 2019 period compared to the 2018 period was due to timing of payments on interest for the Company's Senior Notes and an increase in interest payments on the Company's Revolving Credit Facility. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the six months ended June 30, 2019, the Company recorded a provision for income taxes of $8.8 million, for an effective tax rate of 22.8%. During the six months ended June 30, 2018, the Company recorded a provision for income taxes of $10.6 million for an effective tax rate of 21.0%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $11.0 million during the 2019 period, compared to $9.0 million during the 2018 period due to the increase in active projects the Company participates in through the joint ventures.

Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the six months ended June 30, 2019 was $18.6 million, compared to net income available to common stockholders for the six months ended June 30, 2018 was $30.8 million.

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
The Company benefits from a sizable and well-located lot supply, and as of June 30, 2019, the Company owned 18,822 lots, all of which are entitled, and had options to purchase an additional 9,956 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. Consistent with the entire homebuilding industry, during 2018 and into 2019, the Company experienced increased cycle times and cost increases in a number of its operating segments due to weather delays and availability of qualified trades. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
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
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the six months ended June 30, 2019, the Company delivered 1,982 homes, and recognized home sales revenue of $917.3 million. During the six months ended June 30, 2019, the Company used cash in operations of $59.8 million, which included investment in land acquisitions of $213.1 million, for net cash generated by operations of $153.3 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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
Acquisition of South Pacific Financial Corporation
On April 8, 2019, the Company, through one of its recently form subsidiaries, acquired 100% of the shares of South Pacific Financial Corporation, a California corporation ("SPFC"), for a net purchase price of $8.9 million (the "SPFC Acquisition"). The aggregate purchase price includes holdback provisions relating to certain amounts that may be incurred by the Company relating to previously existing obligations of the sellers and indemnity provisions. SPFC is an independent retail mortgage banking company based in Irvine, CA that is licensed in all of the Company’s existing homebuilding markets and has all of the GSE seller and servicer approvals, as well as Ginnie Mae authorization. Subsequent to the transaction, the Company changed the entity name of SPFC to ClosingMark Home Loans, Inc. ("ClosingMark Home Loans").

The Company financed the SPFC acquisition with cash on hand of $3.9 million (net of cash received) at the time of closing. Up to the remaining $5.0 million will be paid to the sellers in two installments, subject to the terms of certain holdback and indemnity provisions, with the final balance being paid on November 1, 2021.

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
During the six months ended June 30, 2019, the Company used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to December 31, 2018.

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
As of June 30, 2019, the outstanding amount of the 7.00% Notes was $350 million, excluding unamortized premium of $0.5 million and deferred loan costs of $2.7 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023 and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

On July 9, 2019, California Lyon, completed the sale to certain purchasers of $300.0 million in aggregate principal amount of 6.625% Senior Notes due 2027. Parent, through California Lyon, will use the net proceeds from the Offering, as well as cash on hand, to redeem $300.0 million in aggregate principal amount of California Lyon’s outstanding $350.0 million of 7.00% Notes.

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

As of June 30, 2019, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $5.5 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of June 30, 2019, the outstanding principal amount of the 5.875% Notes was $437 million, excluding unamortized discount of $2.6 million and deferred loan costs of $5.6 million. During the six months ended June 30, 2019, the Company retired approximately $4.0 million of the principal balance, resulting in $0.4 million of gain on debt extinguishment recognized through earnings. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 7.00% Senior Notes due 2022 and $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

6.625% Senior Notes Due 2027 and Notice of Redemption of 2022 Notes
On July 9, 2019, California Lyon completed the sale to certain purchasers ("the "Offering") of $300.0 million in aggregate principal amount of 6.625% Senior Notes due 2027 (the "Notes"). Concurrent with the Offering, California Lyon issued an irrevocable notice of redemption (the "Notice") with respect to the above discussed 7.00% Notes due 2022, which gave holders of the 7.00% Notes notice that it will redeem $300.0 million in aggregate principal amount of the outstanding 7.00% Notes on August 15, 2019 (the “Redemption Date”).

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, and the 5.875% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of June 30, 2019.

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
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of June 30, 2019, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of June 30, 2019, the Company had $133.0 million outstanding against the New Facility at an effective rate of 3.6%, as well as a letter of credit for $9.5 million. Other than those listed above, as of June 30, 2019, the Company had no borrowing limitations under the New Facility. As of December 31, 2018, the Company had $45.0 outstanding against the New Facility at an effective rate of 7.5%, as well as a letter of credit for $8.6 million.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of December 30, 2018, further decreased to 62.5% effective as of December 31, 2018, through and including December 30, 2019, and further decreases to and remains at 60% thereafter, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of June 30, 2019. The following table summarizes these covenants pursuant to the New Facility, and our compliance with such covenants as of June 30, 2019:

	Covenant Requirements at		Actual at
Financial Covenant	June 30, 2019		June 30, 2019
Minimum Tangible Net Worth	$646.2	million	$907.7	million
Maximum Leverage Ratio	62.5%		60.4%
Interest Coverage Ratio; or (1)	1.5		2.2
Minimum Liquidity (1)	$97.9	million	$171.9	million

(1)    We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the six months ended June 30, 2019, the Company paid approximately $213.1 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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
On July 18, 2019, the Company amended the New Facility, which, among other things, extended the maturity date of the revolving credit facility under the Credit Agreement from May 21, 2021 to May 21, 2022.

Seller Financing
During the six months ended June 30, 2018, the Company paid in full prior to maturity, along with all accrued interest to date, a note payable outstanding related to a land acquisition for which seller financing was provided. The note bore interest at a rate of 7% per annum and was secured by the underlying land.

Notes Payable

    The Company and certain of its consolidated joint ventures have entered into notes payable agreements. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of June 30, 2019 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2019	$18.9	$1.8	November, 2020	5.28%	(3)
May, 2018	128.0	105.7	May, 2021	5.59%	(2)
May, 2018	13.3	12.5	June, 2020	5.28%	(3)
July, 2017	66.2	24.1	February, 2021	5.63%	(2)
January, 2016	35.0	11.8	August, 2019	5.65%	(1)
	$261.4	$155.9

(1) Loan bears interest at LIBOR +3.25%. The Company intends to extend the maturity of this borrowing prior to its expiration date.
(2) Loan bears interest at the greatest of the prime rate, federal funds effective rate +1.0%, or LIBOR +1.0%.
(3) Loan bears interest at LIBOR +2.90%.

In addition to the above, the Company had $1.3 million of construction notes payable outstanding related to projects that are wholly-owned by the Company.
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of June 30, 2019.

Net Debt to Total Capital
The Company’s ratio of net debt to total capital (net of cash) was 57.3% and 55.9% as of June 30, 2019 and December 31, 2018, respectively. The ratio of net debt to total capital (net of cash) is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Notes payable and Senior Notes	$1,411,356	$1,321,345
Total equity	1,026,402	1,014,327
Total capital	$2,437,758	$2,335,672
Ratio of debt to total capital	57.9%	56.6%
Notes payable and Senior Notes	$1,411,356	$1,321,345
Less: Cash and cash equivalents	(35,498)	(33,779)
Net debt	1,375,858	1,287,566
Total equity	1,026,402	1,014,327
Total capital (net of cash)	$2,402,260	$2,301,893
Ratio of net debt to total capital (net of cash)	57.3%	55.9%
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
The Company participated in three land banking arrangements during the six months ended June 30, 2019 that were not variable interest entities in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but was consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $240.0 million as of June 30, 2019, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

June 30, 2019
Total number of land banking arrangements consolidated	3
Total number of lots	5,184
Total purchase price	$452,967
Balance of lots still under option and not purchased:
Number of lots	3,708
Purchase price	$240,015
Forfeited deposits if lots are not purchased	$62,338
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
Cash Flows—Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
For the six months ended June 30, 2019 and 2018, the comparison of cash flows is as follows:

•
Net cash used in operating activities was $59.8 million in the 2019 period compared to $130.0 million provided by in the 2018 period. The change was primarily a result of (i) a net decrease in spending on real estate inventories-owned of $62.7 million, compared to $198.5 million in the 2018 period, (ii) a decrease in accrued expenses of $51.2 million in the 2019 period compared to a decrease of $0.6 million in the 2018 period, (iii) a decrease in accounts payable of $14.3 million in the 2019 period compared to an increase of $20.9 million in the 2018 period due to timing of payments, and (iv) a decrease of net financial services assets and liabilities of $10.0 million in the 2019 period for which there is no comparable amount in the 2018 period

•
Net cash used in investing activities was $3.6 million in the 2019 period due to sales of property and equipment of $0.3 million in the 2019 period compared to purchases of property and equipment of $6.2 million in the 2018 period. In addition, the Company had cash outflow $3.9 million for the acquisition of South Pacific Financial Corporation in the 2019 period as compared to cash outflow of $475.2 million relating to the acquisition of RSI Communities in the 2018 period.

•
Net cash provided by financing activities decreased to $65.1 million in the 2019 period from $477.8 million in the 2018 period. The change was primarily the result of (i) proceeds of $350.0 million from the issuance of the 6% Senior Notes in the 2018 period, for which there is no comparable amount in the 2019 period (ii) net proceeds from borrowings of $88.0 million against the revolving line of credit in the 2019 period, versus $145.0 million in the 2018 period, partially offset by (iii) principal payments of the 5.75% Senior Notes of $150.0 million in the 2018 period, for which there is no comparable amount in the 2019 period, (iv) net payments on borrowings of $4.2 million against notes payable in the 2019 period compared to $66.8 million in the 2018 period, and (v) net noncontrolling interest distributions of $19.9 million in the 2019 period compared to $86.1 million in the 2018 period

Based on capital market access and expected sales volume, the Company believes it has sufficient cash and sources of financing for at least the next twelve months.
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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of June 30, 2019, which includes lots owned as of June 30, 2019, lots consolidated in accordance with certain accounting principles as of June 30, 2019, homes either closed or in backlog as of or for the period ended June 30, 2019, parcels of undeveloped land held for future sale, and lots controlled as of June 30, 2019. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of June 30, 2019 (2)	Backlog at June 30, 2019 (3) (4)	Lots Owned or Controlled as of June 30, 2019 (5)	Homes Closed for the Six Months Ended June 30, 2019	Estimated Sales Price Range (6)
California	6,389	2,045	328	4,344	568	$ 302,000 - 3,277,000
Arizona	5,466	1,347	209	4,119	194	$ 179,990 - 494,990
Nevada	2,706	841	113	3,114	141	$ 207,500 - 1,587,900
Colorado	3,852	923	205	2,929	284	$ 280,000 - 620,000
Washington	2,899	801	102	2,098	152	$ 284,990 - 1,319,990
Oregon	5,180	710	135	4,470	203	$ 199,990 - 894,990
Texas	8,787	1,040	331	7,704	440	$ 193,990 - 454,990
GRAND TOTALS	35,279	7,707	1,423	28,778	1,982

(1)
The estimated number of homes to be built at completion is approximate and includes home sites in our backlog. Such estimated amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes, and there can be no assurance that the Company will build these homes. Further, certain projects may include lots that the Company controls, and that are also reflected in "Lots Owned or Controlled as of June 30, 2019".

(2)	“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.

(3)	Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(4)	Of the total homes subject to pending sales contracts as of June 30, 2019, 1,246 represent homes that are completed or under construction.

(5)
Lots owned or controlled as of June 30, 2019 include lots in backlog at June 30, 2019 and projects with lots owned as of June 30, 2019 that are expected to open for sale and have an estimated year of first delivery of 2020 or later, as well as lots controlled as of June 30, 2019, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2019. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.

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
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; variable interest entities; and business combinations. Management believes that there have been no significant changes to these policies during the six months ended June 30, 2019, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at June 30, 2019 of $288.9 million where the interest rate is variable based upon certain bank reference or prime rates. The prime rate during the six months ended June 30, 2019 was approximately 5.50%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.6 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of June 30, 2019 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at June 30, 2019
	2019	2020	2021	2022	2023
Fixed rate debt	$1,342	$—	$—	$350,000	$350,000	$436,886	$1,138,228	$1,146,761
Interest rate	—	—	—	7.0%	6.0%	5.875%
The Company uses derivative instruments in the normal course of its mortgage business. The Company does not enter into or hold derivatives for trading or speculative purposes. Refer to Note 10 - Fair Value of of Financial Instruments, in the Notes to Condensed Consolidated Financial Statements for further discussion of our derivative portfolio.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of June 30, 2019, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of June 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three month period ended June 30, 2019.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Approximate Dollar Value of Shares that may yet be Repurchased under the Stock Repurchase Program
April 30, 2019	122	$16.64	122	—	$31,537,306
May 31, 2019	153	$19.04	153	—	$31,537,306
June 30, 2019	—	$—	—	—	$31,537,306
Total	275		275	—
(1) The Company repurchased 275 shares from certain employees to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended June 30, 2019. Such shares were not repurchased pursuant to a publicly announced plan or program.
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

WILLIAM LYON HOMES,
a Delaware corporation

Date: August 7, 2019	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

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