Form 10-Q
period 2019-09-30
WILLIAM LYON HOMES
filed 2019-11-08
CIK 1095996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 4, 2019
Common stock, Class A, par value $0.01	33,029,026
Common stock, Class B, par value $0.01	4,817,394

WILLIAM LYON HOMES

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and information included in oral statements or other written statements by the Company are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries and backlog conversion; financial resources and condition; cash needs and liquidity; timing of project openings; leverage ratios and compliance with debt covenants; revenues and average selling prices of deliveries; sales price ranges for active and future communities; the structure, timing and completion of the announced merger between the Company and Taylor Morrison Home Corporation (the "Merger"); any effects of the announcement, pendency or completion of the Merger on the Company, its operations or the trading price of its Class A Common Stock; global and domestic economic conditions; market and industry trends; cycle times; profitability and gross margins; cost of revenues; selling, general and administrative expenses and leverage; interest expense; inventory write-downs; unrecognized tax benefits; land acquisition spending and timing; financial services and ancillary business performance and strategies, as well as integration of joint venture operations and pipeline; debt maturities; business and operational strategies and the anticipated effects thereof; the Company's ability to achieve tax benefits and utilize its tax attributes; sales pace; effects of home buyer cancellations; community count; joint ventures; the Company's ability to acquire land and pursue real estate opportunities; the Company's ability to gain approvals and open new communities; the Company's ability to sell homes and properties; the Company's ability to secure materials and subcontractors; the Company's ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, insurance and claims. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. There is no guarantee that any of the events anticipated by the forward-looking statements in this quarterly report on Form 10-Q will occur, or if any of the events occur, there is no guarantee what effect it will have on the Company's operations, financial condition or share price. The Company's past performance, and past or present economic conditions in its housing markets, are not indicative of future performance or conditions. Investors are urged not to place undue reliance on forward-looking statements. The Company will not, and undertakes no obligation to, update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and par value per share)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents — Note 1	$42,118	$33,779
Receivables	12,569	13,502
Escrow proceeds receivable	2,764	—
Real estate inventories — Note 7
Owned	2,327,582	2,333,207
Not owned	215,541	315,576
Investment in unconsolidated joint ventures — Note 5	1,552	5,542
Goodwill	123,695	123,695
Intangibles, net of accumulated amortization of $4,640 as of September 30, 2019 and December 31, 2018	6,700	6,700
Deferred income taxes	46,254	47,241
Lease right-of-use assets	37,000	13,561
Financial services assets — Note 9	168,093	—
Other assets, net	35,136	36,971
Total assets	$3,019,004	$2,929,774
LIABILITIES AND EQUITY
Accounts payable	$114,810	$128,371
Accrued expenses	102,263	150,155
Financial services liabilities — Note 9	146,836	—
Liabilities from inventories not owned — Note 15	215,541	315,576
Notes payable — Note 8:
Revolving credit facility	150,000	45,000
Construction notes payable	1,252	1,231
Joint venture notes payable	137,729	151,788
7% Senior Notes due August 15, 2022 — Note 8	49,762	347,456
6% Senior Notes due September 1, 2023 — Note 8	344,654	343,878
5.875% Senior Notes due January 31, 2025 — Note 8	429,121	431,992
6.625% Senior Notes due July 15, 2027 — Note 8	294,673	—
	1,986,641	1,915,447
Commitments and contingencies — Note 15
Equity:
William Lyon Homes stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, Class A, par value $0.01 per share; 150,000,000 shares authorized; 33,983,093 and 33,904,972 shares issued, 33,029,026 and 32,690,378 shares outstanding at September 30, 2019 and December 31, 2018, respectively	340	339
Common stock, Class B, par value $0.01 per share; 30,000,000 shares authorized; 4,817,394 shares issued and outstanding at September 30, 2019 and December 31, 2018	48	48
Additional paid-in capital	450,137	445,545
Retained earnings	445,440	417,390
Total William Lyon Homes stockholders’ equity	895,965	863,322
Noncontrolling interests — Note 4	136,398	151,005
Total equity	1,032,363	1,014,327
Total liabilities and equity	$3,019,004	$2,929,774

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except number of shares and per share data)
(unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operating revenue
Home sales — Note 1	$464,765	$533,514	$1,382,057	$1,424,331
Construction services — Note 1	2,124	1,190	6,165	3,193
	466,889	534,704	1,388,222	1,427,524
Operating costs
Cost of sales — homes	(394,658)	(436,311)	(1,165,185)	(1,169,191)
Construction services — Note 1	(1,978)	(1,121)	(5,732)	(3,063)
Sales and marketing	(25,244)	(28,879)	(75,887)	(80,420)
General and administrative	(30,292)	(30,039)	(88,890)	(83,067)
Transaction expenses	—	—	—	(3,907)
Other	(600)	(591)	(1,639)	(1,510)
	(452,772)	(496,941)	(1,337,333)	(1,341,158)
Operating income	14,117	37,763	50,889	86,366

Financial services
Equity in income of unconsolidated joint ventures — Note 5	353	531	2,643	1,996
Income from financial services operations — Note 9	3,390	—	2,168	—
Transaction expenses — Note 2	—	—	(990)	—
Financial services income	3,743	531	3,821	1,996

Other income, net	6,261	2,510	7,345	2,856
Income before extinguishment of debt	24,121	40,804	62,055	91,218
(Loss) on extinguishment of debt, net	(1,816)	—	(1,433)	—
Income before provision for income taxes	22,305	40,804	60,622	91,218
Provision for income taxes — Note 12	(4,795)	(8,990)	(13,548)	(19,580)
Net income	17,510	31,814	47,074	71,638
Less: Net income attributable to noncontrolling interests	(8,030)	(5,256)	(19,024)	(14,297)
Net income available to common stockholders	$9,480	$26,558	$28,050	$57,341
Income per common share:
Basic	$0.25	$0.70	$0.74	$1.51
Diluted	$0.24	$0.68	$0.72	$1.45
Weighted average common shares outstanding:
Basic	37,836,265	37,847,743	37,755,879	37,931,764
Diluted	39,171,746	39,160,894	38,944,008	39,581,986

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In Capital		Non- Controlling Interests
	Shares	Amount		Retained Earnings		Total
Balance - December 31, 2017	39,085	$392	$454,286	$325,794	$80,158	$860,630
Net income	—	—	—	8,328	4,260	12,588
Cash contributions from members of consolidated entities	—	—	—	—	4,062	4,062
Cash distributions to members of consolidated entities	—	—	—	—	(17,106)	(17,106)
Repurchases of common stock	(205)	(2)	(4,998)	—	—	(5,000)
Shares remitted to Company to satisfy employee tax obligations	(186)	(2)	(4,694)	—	—	(4,696)
Stock based compensation expense	577	5	3,176	—	—	3,181
Balance - March 31, 2018	39,271	$393	$447,770	$334,122	$71,374	$853,659
Net income	—	—	—	22,455	4,781	27,236
Cash contributions from members of consolidated entities	—	—	—	—	116,040	116,040
Cash distributions to members of consolidated entities	—	—	—	—	(16,865)	(16,865)
Repurchases of common stock	(48)	(1)	(1,120)	—	—	(1,121)
Shares remitted to Company to satisfy employee tax obligations	—	—	—	—	—	—
Stock based compensation expense	2	—	2,006	—	—	2,006
Balance - June 30, 2018	39,225	$392	$448,656	$356,577	$175,330	$980,955
Net income	—	—	—	26,558	5,256	31,814
Cash contributions from members of consolidated entities	—	—	—	—	5,986	5,986
Cash distributions to members of consolidated entities	—	—	—	—	(17,963)	(17,963)
Repurchases of common stock	(244)	(3)	(5,110)	—	—	(5,113)
Shares remitted to Company to satisfy employee tax obligations	(12)	—	(258)	—	—	(258)
Stock based compensation expense	(2)	—	2,406	—	—	2,406
Balance - September 30, 2018	38,967	$389	$445,694	$383,135	$168,609	$997,827

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (CONTINUED)
(in thousands)
(unaudited)

(unaudited)

	William Lyon Homes Stockholders
	Common Stock		Additional Paid-In Capital		Non- Controlling Interests
	Shares	Amount		Retained Earnings		Total
Balance - December 31, 2018	38,722	$387	$445,545	$417,390	$151,005	$1,014,327
Net income	—	—	—	8,119	7,015	15,134
Cash contributions from members of consolidated entities	—	—	—	—	1,389	1,389
Cash distributions to members of consolidated entities	—	—	—	—	(11,058)	(11,058)
Shares remitted to Company to satisfy employee tax obligations	(166)	(1)	(2,355)	—	—	(2,356)
Stock based compensation expense	281	2	2,763	—	—	2,765
Balance - March 31, 2019	38,837	$388	$445,953	$425,509	$148,351	$1,020,201
Net income	—	—	—	10,451	3,979	14,430
Cash contributions from members of consolidated entities	—	—	—	—	1,465	1,465
Cash distributions to members of consolidated entities	—	—	—	—	(11,651)	(11,651)
Exercise of stock options	2	—	(6)	—	—	(6)
Stock based compensation expense	(50)	—	1,963	—	—	1,963
Balance - June 30, 2019	38,789	$388	$447,910	$435,960	$142,144	$1,026,402
Net income	—	—	—	9,480	8,030	17,510
Cash distributions to members of consolidated entities	—	—	—	—	(13,776)	(13,776)
Exercise of stock options	7	—	(6)	—	—	(6)
Stock based compensation expense	4	—	2,233	—	—	2,233
Balance - September 30, 2019	38,800	$388	$450,137	$445,440	$136,398	$1,032,363

See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operating activities
Net income	$47,074	$71,638
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,356	5,779
Net change in deferred income taxes	987	(364)
Stock based compensation expense	6,961	7,593
Equity in income of unconsolidated joint ventures	(2,643)	(1,996)
Distributions from unconsolidated joint ventures	5,068	4,896
Loss on extinguishment of debt	1,433	—
Net changes in operating assets and liabilities:
Receivables	667	1,271
Escrow proceeds receivable	(2,764)	2,949
Real estate inventories - owned	110,570	(303,149)
Real estate inventories - not owned	(100,035)	—
Mortgages held for sale	(120,524)	—
Financial services assets - other	(17,944)	—
Other assets, net	205	(4,149)
Accounts payable	(13,561)	26,790
Accrued expenses	(71,363)	3,746
Financial services liabilities - other	14,582	—
Liabilities from real estate inventories not owned	—	—
Net cash used in operating activities	(138,931)	(184,996)
Investing activities
Cash paid for acquisitions, net of cash acquired	(4,575)	(475,221)
Purchases of property and equipment	(1,511)	(7,500)
Net cash used in investing activities	(6,086)	(482,721)
Financing activities
Proceeds from borrowings on notes payable	108,933	151,551
Principal payments on notes payable	(122,971)	(82,971)
Principal payments on 5.75% Senior Notes	—	(150,000)
Principal payments on 5.875% Senior Notes	(3,591)	—
Principal payments on 7.0% Senior Notes	(300,000)	—
Proceeds from issuance of 6% Senior Notes	—	350,000
Proceeds from issuance of 6.625% Senior Notes	300,000	—
Proceeds from borrowings on revolver	537,000	407,446
Payments on revolver	(432,000)	(187,446)
Borrowings under warehouse facilities, net	109,035	—
Payment of principal portion of finance lease liabilities	(1,264)	—
Payment of deferred loan costs	(5,787)	(10,757)
Proceeds from stock options exercised	(12)	—
Shares remitted to, or withheld by the Company for employee tax withholding	(2,356)	(4,954)
Payments to repurchase common stock	—	(11,234)
Cash contributions from members of consolidated entities	2,854	126,088
Cash distributions to members of consolidated entities	(36,485)	(51,934)
Net cash provided by financing activities	153,356	535,789
Net increase (decrease) in cash and cash equivalents	8,339	(131,928)
Cash and cash equivalents — beginning of period	33,779	182,710
Cash and cash equivalents — end of period	$42,118	$50,782
See accompanying notes to condensed consolidated financial statements

WILLIAM LYON HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

Supplemental disclosures:
Cash paid for taxes	$32,970	$169
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,923	$5,640
Right-of-use assets obtained in exchange for new financing lease liabilities	$18,858	$—
Accrued deferred loan costs	$47	$869
Accrued holdback on purchase of South Pacific Financial Corporation - Note 2	$5,000	$—
Inventory reclassified to Other assets upon adoption of ASC 606	$—	$5,365
Non-cash additions to Real estate inventories - not owned and Liabilities from inventories not owned	$(100,035)	$15,546

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
Basis of Presentation
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2019 and December 31, 2018 and revenues and expenses for the three and nine month periods ended September 30, 2019 and 2018. Accordingly, actual results could differ from those estimates. The significant accounting policies using estimates include real estate inventories and cost of sales, impairment of real estate inventories, warranty reserves, loss contingencies, accounting for variable interest entities, business combinations, and valuation of deferred tax assets. The current economic environment increases the uncertainty inherent in these estimates and assumptions.
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

Real Estate Inventories
Real estate inventories are carried at cost net of impairment losses, if any. Real estate inventories consist primarily of land deposits, land and land under development, homes completed and under construction, and model homes. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. The Company relieves its real estate inventories through cost of sales for the estimated cost of homes sold. Selling expenses and other marketing costs are expensed in the period incurred. From time to time the Company sells land or other property to third parties. The Company does not consider these sales to be core to its homebuilding business, and any gain or loss recognized on these transactions is recorded in other non-operating income. During the three and nine months ended September 30, 2019, the Company had one and four land parcel sales, respectively, that resulted in a $0.9 million loss for both periods then ended. During the three and nine months ended September 30, 2018, the Company had three and six land parcel sales, respectively, that resulted in a $1.9 million gain, for both periods then ended. In addition, during the three and nine months ended September 30, 2019, the Company closed on a multi-family sale to a third party investor. The sales price of this transaction was $19.2 million and the related cost was $14.9 million, for a total profit of $4.3 million.
A provision for warranty costs relating to the Company’s limited warranty plans is included in cost of sales and accrued expenses at the time the sale of a home is recorded. The Company generally reserves a percent of the sales price of its homes, or a set amount per home closed depending on the operating division, against the possibility of future charges relating to its warranty programs and similar potential claims. Factors that affect the Company’s warranty liability include the number of homes under warranty, historical and anticipated rates of warranty claims, and cost per claim. The Company continually assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Changes in the Company’s warranty liability for the nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Warranty liability, beginning of period	$13,000	$13,643
Warranty provision during period (1)	7,159	7,591
Warranty payments, net of insurance recoveries during period	(11,186)	(9,436)
Warranty charges related to construction services projects	17	30
Warranty liability, end of period	$8,990	$11,828

(1)In connection with the RSI Acquisition (see Note 3) in 2018, the Company assumed warranty liability of $0.6 million for units closed prior to the RSI Acquisition date and for which has been included in this line item for purposes of this table.
Interest incurred under the Company’s debt obligations, as more fully discussed in Note 8, is capitalized to qualifying real estate projects under development. Interest activity for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest incurred	$25,449	$24,725	$73,439	$66,791
Less: Interest capitalized	25,449	24,725	73,439	66,791
Interest expense, net of amounts capitalized	$—	$—	$—	$—
Cash paid for interest	$39,410	$40,578	$85,808	$73,622

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
Cash and Cash Equivalents
Short-term investments with a maturity of three months or less when purchased are considered cash equivalents. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2019 and December 31, 2018. The Company monitors the cash balances in its operating accounts, however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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

Immaterial error correction
The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 include the impact of correcting an error by increasing Cost of sales - homes by $6.6 million for the three and nine months ended September 30, 2019, relating to previously closed projects. The adjustments also decreased the amount of basic and diluted earnings per share by $0.13 for the three months ended September 30, 2019 and by $0.13 for the nine months ended September 30, 2019.
This correction had no impact on the previously reported amounts of net income, total equity, and consolidated cash flows from operating, investing or financing activities.
We evaluated this correction and determined, based on quantitative and qualitative factors, that the changes were not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements
Impact of Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The FASB followed up with ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in April 2019 and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), in May 2019 to provide further clarification on this topic. The standard is effective for annual and interim periods beginning January 1, 2020, and requires full retrospective application upon adoption. During October 2019, the FASB announced that certain entities, including smaller reporting companies, will be allowed additional implementation time with the standard becoming effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate a material impact to its consolidated financial statements as a result of adoption.

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
$8,900
As of September 30, 2019 the Company had not completed its final estimate of the fair value of the net assets of SPFC, as we have one year to finalize these net assets. As such, the estimates used as of September 30, 2019 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Assets Acquired
Receivables	$1,908
Mortgages held for sale	17,597
Derivative portfolio	1,519
Goodwill	4,500
Other	1,426
Total Assets	$26,950

Liabilities Assumed
Accounts payable	$206
Accrued expenses	3,053
Warehouse facilities	14,791
Total liabilities	18,050
Net assets acquired	$8,900

The fair values of Mortgages held for sale are based on the fair value of the collateral less estimated cost to sell or discounted cash flows, if estimable. The fair value of the Derivative portfolio is based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.
Other assets, accounts payable, accrued expenses and warehouse facilities were generally stated at historical value due to the short-term nature of these assets and liabilities.
The Company recorded zero and $1.0 million acquisition related costs for the three and nine months ended September 30, 2019, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses in the Financial services segment. Such costs were expensed as incurred in accordance with ASC 805.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three and nine months ended and September 30, 2019 and September 30, 2018 as if the SPFC Acquisition, had been completed as of January 1, 2018 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operating revenues	$466,889	$534,704	$1,388,222	$1,427,524
Net income available to common stockholders	$9,480	$26,900	$26,627	$58,160
Income per share - basic	$0.25	$0.71	$0.71	$1.53
Income per share - diluted	$0.24	$0.69	$0.68	$1.47

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
The Company recorded no acquisition related costs for the three and nine months ended September 30, 2019 (excluding the transaction expenses incurred for the acquisition of South Pacific Financial Corporation, discussed in Note 2), and zero and $3.9 million in acquisition related costs for the three and nine months ended September 30, 2018, respectively, which are included in the Condensed Consolidated Statement of Operations in Transaction expenses. Such costs were expensed as incurred in accordance with ASC 805.

Supplemental Pro Forma Information
The following table presents unaudited pro forma amounts for the three and nine months ended September 30, 2018 as if the RSI Acquisition, had been completed as of January 1, 2017 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Operating revenues	$534,704	$1,467,959
Net income available to common stockholders	$26,558	$57,143
Income per share - basic	$0.70	$1.51
Income per share - diluted	$0.68	$1.44
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
Note 4—Variable Interest Entities and Noncontrolling Interests
As of September 30, 2019 and December 31, 2018, the Company was party to twenty-three and twenty joint ventures, respectively, for the purpose of land development and homebuilding activities which we have determined to be VIEs. The Company, as the managing member, has the power to direct the activities of the VIEs since it manages the daily operations and has exposure to the risks and rewards of the VIEs, based upon the allocation of income and loss per the respective joint venture agreements. Therefore, the Company is the primary beneficiary of the joint ventures, and the VIEs were consolidated as of September 30, 2019 and December 31, 2018.
As of September 30, 2019, the assets of the consolidated VIEs totaled $446.0 million, of which $17.1 million was cash and cash equivalents and $403.8 million was owned real estate inventories. The liabilities of the consolidated VIEs totaled $221.2 million, primarily comprised of notes payable, accounts payable and accrued liabilities.
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
Note 5—Investments in Unconsolidated Joint Ventures
The table set forth below summarizes the combined unaudited statements of operations for our unconsolidated mortgage joint ventures that we accounted for under the equity method (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$2,706	$3,975	$13,693	$11,863
Cost of sales	(2,062)	(2,974)	(8,389)	(7,901)
Income of unconsolidated joint ventures	$644	$1,001	$5,304	$3,962
Income from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income of our unconsolidated mortgage joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  For the three and nine months ended September 30, 2019, and 2018, the Company recorded income of $0.4 million and $2.6 million and $0.5 million and $2.0 million, respectively, from its unconsolidated joint ventures. This income was primarily attributable to our share of income related to mortgages that were generated and issued to qualifying home buyers during the periods.
On July 15, 2019, the Company acquired the joint venture partners' remaining 50% interest in Polygon Mortgage, LLC ("Polygon Mortgage Acquisition"), and a majority of their pipeline for $675.0 thousand in cash. The Polygon Mortgage Acquisition was accounted for as a step acquisition in accordance with ASC 805. The Company consolidated the assets and liabilities of Polygon Mortgage, LLC as of the acquisition date and recorded $2.4 million worth of Goodwill. As of September 30, 2019, the Company completed the integration of the operations of Polygon Mortgage into its wholly-owned ClosingMark Financial Group (see Note 9 - Financial Services). The Company recognized no gain or loss as a result of this acquisition.

On August 1, 2019 the Company acquired the majority of the existing pipeline of William Lyon Mortgage (the "WLM Pipeline Acquisition"). The Company closed the acquired loans through its ClosingMark Home Loans operations.

The table set forth below summarizes the combined unaudited balance sheets for our unconsolidated joint ventures that we accounted for under the equity method (in thousands):

	September 30, 2019	December 31, 2018
Assets
Cash	$2,463	$8,093
Loans held for sale	—	27,958
Accounts receivable	23	884
Other assets	818	115
Total Assets	$3,304	$37,050

Liabilities and Equity
Accounts payable	$4	$700
Accrued expenses	410	1,988
Credit lines payable	—	26,775
Other liabilities	87	49
Members equity	2,803	7,538
Total Liabilities and Equity	$3,304	$37,050

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
The Company’s homebuilding operations design, construct and sell a wide range of homes designed to meet the specific needs in each of its markets. In accordance with ASC 280, prior to the acquisition of RSI Communities (see Note 3), the Company's homebuilding operations had been grouped into six operating segments. During the nine months ended September 30, 2018, the Company added one additional operating segment, Texas, as a result of the RSI Acquisition. As such, in accordance with the aggregation criteria defined by ASC 280, the Company’s homebuilding operating segments have been grouped into seven reportable segments:
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
Financial services consists of operations under the brand of ClosingMark Financial Group, LLC. Refer to Note 9 - Financial Services.
Segment financial information relating to the Company’s operations was as follows (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operating revenue (1):
California	$179,518	$201,316	$533,447	$510,581
Arizona	45,131	34,286	109,737	105,089
Nevada	39,512	49,816	111,793	145,205
Colorado	42,345	54,574	165,288	157,074
Washington (2)	62,006	82,177	165,066	223,318
Oregon	43,345	69,430	128,841	182,504
Texas	55,032	43,105	174,050	103,753
Total operating revenue	$466,889	$534,704	$1,388,222	$1,427,524

(1) Operating revenue excludes revenues generated from Financial services.
(2) Operating revenue in the Washington segment includes construction services revenue in the periods presented.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Income before provision for income taxes (1) :
California	$17,557	$20,830	$43,796	$46,022
Arizona	4,840	5,688	11,083	13,048
Nevada	4,134	6,237	10,370	17,478
Colorado	4,755	5,467	18,989	14,248
Washington	6,057	12,122	11,812	27,464
Oregon	(2,060)	6,541	2,192	17,224
Texas	2,676	257	8,496	1,016
Corporate	(17,581)	(16,869)	(48,504)	(47,278)
Financial services, net	3,743	531	3,821	1,996
Income before gain on extinguishment of debt	$24,121	$40,804	$62,055	$91,218
Corporate - (Loss) on extinguishment of debt	(1,816)	—	(1,433)	—
Income before provision for income taxes	$22,305	$40,804	$60,622	$91,218

(1) Balances for the periods ended September 30, 2018 were retroactively adjusted to reflect the presentation of Financial services, net per the Condensed Consolidated Statement of Operations.

	September 30, 2019	December 31, 2018
Assets:
Owned:
California	$827,846	$930,714
Arizona	206,505	168,507
Nevada	183,142	189,363
Colorado	135,307	149,450
Washington	303,543	308,270
Oregon	459,430	440,105
Texas	284,263	234,093
Corporate (1)	235,334	193,696
	$2,635,370	$2,614,198
Not Owned:
California	$50,196	$91,849
Arizona	90,603	114,858
Washington	17,396	21,657
Texas	57,346	87,212
Homebuilding assets	$2,914,878	$2,929,774

Financial services	$168,093	$—

Total Assets	$3,019,004	$2,929,774
(1)Comprised primarily of cash and cash equivalents, receivables, goodwill, deferred income taxes, lease right-of-use assets, and other assets.
Note 7—Real Estate Inventories
Real estate inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Real estate inventories:
Land deposits	$136,549	$147,327
Land and land under development	589,025	660,151
Finished lots	614,117	564,460
Homes completed and under construction	872,815	839,316
Model homes	115,076	121,953
Total	$2,327,582	$2,333,207
Real estate inventories not owned (1):
Other land options contracts — land banking arrangement	$215,541	$315,576

(1)Represents the consolidation of a land banking arrangement. Although the Company is not obligated to purchase the lots, based on certain factors, the Company has determined that it is economically compelled to purchase the lots in the land banking arrangement and thus, has consolidated the assets and liabilities associated with this land bank. Amounts are net of deposits.

Note 8—Senior Notes, Secured, and Unsecured Indebtedness

Senior notes, secured, and unsecured indebtedness consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Notes payable:
Revolving credit facility	$150,000	$45,000
Construction notes payable	1,252	1,231
Joint venture notes payable	137,729	151,788
Total notes payable	288,981	198,019

Senior notes:
7% Senior Notes due August 15, 2022	49,762	347,456
6% Senior Notes due September 1, 2023	344,654	343,878
5.875% Senior Notes due January 31, 2025	429,121	431,992
6.625% Senior Notes due July 15, 2027	294,673	—
Total senior notes	1,118,210	1,123,326

Total notes payable and senior notes	$1,407,191	$1,321,345

As of September 30, 2019, the maturities of the Notes payable, 7% Senior Notes, 6% Senior Notes, 5.875% Senior Notes, and 6.625% Senior Notes are as follows (in thousands):

Year Ending December 31,
Remaining in 2019	$1,252
2020	49,530
2021	88,199
2022	200,000
2023	350,000
Thereafter	736,886
$1,425,867
Maturities above exclude premium on the 7% Senior Notes of $69.4 thousand and discount on the 5.875% Senior Notes of $2.5 million, and deferred loan costs on the 7%, 6%, 5.875%, and 6.625% Senior Notes of $16.3 million as of September 30, 2019.
Notes Payable
Revolving Credit Facility
On May 21, 2018, California Lyon and Parent entered into a new credit agreement providing for an unsecured revolving credit facility of up to $325.0 million (the “New Facility”) with the lenders party thereto, which New Facility replaces the Company’s previous $170.0 million revolving credit facility, as described below. The New Facility initially matured on May 21, 2021, unless terminated earlier pursuant to the terms of the New Facility. In July 2019, the Company extended the maturity one year to May 21, 2022. The New Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $500.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. Effective as of November 9, 2018, California Lyon increased the size of the commitment under its revolving credit facility by $40.0 million to an aggregate total of $365.0 million, through entry into a new lender supplement as of such date.
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
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of September 30, 2019, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of September 30, 2019, the Company had $150.0 million outstanding against the New Facility at an effective rate of 4.6%, as well as a letter of credit for $9.5 million. Other than those mentioned above, as of September 30, 2019, the Company had no borrowing limitations under the New Facility. As of December 31, 2018, the Company had $45.0 million outstanding against the New Facility at an effective rate of 7.0%, as well as a letter of credit for $8.6 million.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of December 30, 2018, further decreased to 62.5% effective as of December 31, 2018, through and including December 30, 2019, and further decreases to and remains at 60% thereafter, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of September 30, 2019.
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
Notes Payable
The Company and certain of its consolidated joint ventures have entered into notes payable agreements. These loans will be repaid with proceeds from closings and are secured by the underlying projects. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of September 30, 2019 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2019	$18.9	$2.2	November, 2020	4.94%	(3)
May, 2018	128.0	115.0	May, 2021	5.15%	(2)
May, 2018	13.3	13.3	June, 2020	4.94%	(3)
July, 2017	66.2	2.8	February, 2021	5.10%	(2)
January, 2016	35.0	4.4	February, 2020	5.29%	(1)
	$261.4	$137.7

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
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of September 30, 2019.

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
On July 9, 2019, California Lyon, completed the sale to certain purchasers ("the "Offering") of $300 million in aggregate principal amount of 6.625% Senior Notes due 2027, described below. Parent, through California Lyon, used the net proceeds from the Offering, as well as cash on hand, to redeem $300 million in aggregate principal amount of California Lyon’s outstanding $350 million of 7.00% Notes. This redemption of the principal balance resulted in $1.8 million of loss on debt extinguishment recorded through earnings. As of September 30, 2019, the outstanding amount of the 7.00% Notes was $50 million, excluding unamortized premium of $69.4 thousand and deferred loan costs of $0.3 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, and $300 million in aggregate principal amount of 6.625% Senior Notes due 2027, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of September 30, 2019, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $5.3 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $50 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above, $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, and $300 million in aggregate principal amount of 6.625% Senior Notes due 2027, each as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.
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
As of September 30, 2019, the outstanding principal amount of the 5.875% Notes was $437 million, excluding unamortized discount of $2.5 million and deferred loan costs of $5.3 million. During the nine months ended September 30, 2019, the Company retired approximately $4.0 million of the principal balance, resulting in $0.4 million of gain on debt extinguishment recognized through earnings. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $50 million in aggregate principal amount of 7.00% Senior Notes due 2022, $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above, and $300 million in aggregate principal amount of 6.625% Senior Notes due 2027, described below. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

6.625% Senior Notes Due 2027
On July 9, 2019, California Lyon completed the sale to certain purchasers ("the "Offering") of $300 million in aggregate principal amount of 6.625% Senior Notes due 2027 (the "6.625% Notes"). Parent, through California Lyon, used the net proceeds from the Offering, as well as cash on hand, to redeem $300 million in aggregate principal amount of California Lyon’s outstanding $350 million of 7.00% Notes. This redemption of the principal balance resulted in $1.8 million of loss on debt extinguishment recorded through earnings. As of September 30, 2019, the outstanding amount of the 6.625% Notes was $300 million, excluding deferred loan costs of $5.3 million. The 6.625% Notes bear interest at a rate of 6.625%, payable on January 15 and July 15, and mature on July 15, 2027. The 6.625% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.625% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $50 million in aggregate principal amount of 7.00% Senior Notes due 2022, $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described above. The 6.625% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.625% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

On and after July 15, 2022, California Lyon may redeem all or a portion of the 6.625% Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed in percentages of the principal amount on the redemption date), set forth below plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, if redeemed during the 12-month period commencing on each of the dates as set forth below:

Year	Percentage
July 15, 2022	103.31%
July 15, 2023	102.21%
July 15, 2024	101.10%
July 15, 2025 and thereafter	100.00%

Prior to July 15, 2022, the Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a "make-whole" premium, and accrued and unpaid interest, if any, to, but not including, the redemption date.
In addition, at any time prior to July 15, 2022, California Lyon may, at its option on one or more occasions, redeem Notes (including any additional notes that may be issued in the future under the 2027 Notes Indenture) in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the Notes (including any additional notes that may be issued in the future under the 2027 Notes Indenture) issued prior to such date at a redemption price (expressed as a percentage of principal amount) of 106.625%, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings. If California Lyon experiences certain change of control events (as defined in the 2027 Notes Indenture), holders of the Notes will have the right to require California Lyon to repurchase all or a portion of the Notes at 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, the 5.875%, and the 6.625% Notes Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the indentures. The Company was in compliance with all such covenants as of September 30, 2019.

GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information includes:
(1) Consolidating balance sheets as of September 30, 2019 and December 31, 2018; consolidating statements of operations for the three and nine months ended September 30, 2019 and 2018; and consolidating statements of cash flows for the nine month periods ended September 30, 2019 and 2018, of (a) William Lyon Homes, as the parent, or “Delaware Lyon”, (b) William Lyon Homes, Inc., as the subsidiary issuer, or “California Lyon”, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) William Lyon Homes, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Delaware Lyon, with California Lyon and its guarantor and non-guarantor subsidiaries.
Delaware Lyon owns 100% of all of its guarantor subsidiaries and all guarantees are full and unconditional, joint and several. As a result, in accordance with Rule 3-10 (d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of September 30, 2019 and December 31, 2018, and for the three and nine month periods ended September 30, 2019 and 2018.

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of September 30, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
ASSETS
Cash and cash equivalents	$—	$22,138	$2,562	$17,418	$—	$42,118
Receivables	—	5,071	2,392	5,106	—	12,569
Escrow proceeds receivable	—	2,764	—	—	—	2,764
Real estate inventories
Owned	—	751,733	1,157,784	418,065	—	2,327,582
Not owned	—	90,603	124,938	—	—	215,541
Investment in unconsolidated joint ventures	—	1,552	—	—	—	1,552
Goodwill	—	14,209	109,486	—	—	123,695
Intangibles, net	—	—	6,700	—	—	6,700
Deferred income taxes, net	—	46,254	—	—	—	46,254
Lease right-of-use assets	—	18,283	—	18,717	—	37,000
Financial services assets	—	—	—	168,093	—	168,093
Other assets, net	—	23,798	9,301	2,037	—	35,136
Investments in subsidiaries	895,965	28,859	(955,693)	—	30,869	—
Intercompany receivables	—	—	300,196	(21,508)	(278,688)	—
Total assets	$895,965	$1,005,264	$757,666	$607,928	$(247,819)	$3,019,004
LIABILITIES AND EQUITY
Accounts payable	$—	$45,981	$34,393	$34,436	$—	$114,810
Accrued expenses	—	93,385	8,775	103	—	102,263
Financial services liabilities	—	—	—	146,836	—	146,836
Liabilities from inventories not owned	—	90,603	124,938	—	—	215,541
Notes payable	—	150,000	1,252	137,729	—	288,981
7% Senior Notes	—	49,762	—	—	—	49,762
6% Senior Notes	—	344,654	—	—	—	344,654
5.875% Senior Notes	—	429,121	—	—	—	429,121
6.625% Senior Notes	—	294,673	—	—	—	294,673
Intercompany payables	—	155,121	—	123,567	(278,688)	—
Total liabilities	—	1,653,300	169,358	442,671	(278,688)	1,986,641
Equity
William Lyon Homes stockholders’ equity	895,965	(648,036)	588,308	28,859	30,869	895,965
Noncontrolling interests	—	—	—	136,398	—	136,398
Total liabilities and equity	$895,965	$1,005,264	$757,666	$607,928	$(247,819)	$3,019,004

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$62,633	$300,362	$101,770	$—	$464,765
Construction services	—	—	2,124	—	—	2,124
Management fees	—	(2,181)	—	—	2,181	—
	—	60,452	302,486	101,770	2,181	466,889
Operating costs
Cost of sales - homes	—	(42,407)	(270,889)	(79,181)	(2,181)	(394,658)
Construction services	—	—	(1,978)	—	—	(1,978)
Sales and marketing	—	(6,991)	(14,982)	(3,271)	—	(25,244)
General and administrative	—	(22,505)	(7,782)	(5)	—	(30,292)
Other	—	(600)	—	—	—	(600)
	—	(72,503)	(295,631)	(82,457)	(2,181)	(452,772)
Income from subsidiaries	9,480	11,593	—	—	(21,073)	—
Operating income	9,480	(458)	6,855	19,313	(21,073)	14,117

Financial services
Equity in income of unconsolidated joint ventures	—	—	—	353	—	353
Income from financial services operations	—	—	—	3,390	—	3,390
Transaction expenses	—	—	—	—	—	—
Financial services income	—	—	—	3,743	—	3,743
Other income, net	—	6,485	179	(403)	—	6,261
Income before extinguishment of debt	9,480	6,027	7,034	22,653	(21,073)	24,121
(Loss) on extinguishment of debt	—	(1,816)	—	—	—	(1,816)
Income before provision for income taxes	9,480	4,211	7,034	22,653	(21,073)	22,305
Provision for income taxes	—	(4,795)	—	—	—	(4,795)
Net income	9,480	(584)	7,034	22,653	(21,073)	17,510
Less: Net income attributable to noncontrolling interests	—	—	—	(8,030)	—	(8,030)
Net income available to common stockholders	$9,480	$(584)	$7,034	$14,623	$(21,073)	$9,480

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$160,850	$304,115	$68,549	$—	$533,514
Construction services	—	—	1,190	—	—	1,190
Management fees	—	(2,181)	—	—	2,181	—
	—	158,669	305,305	68,549	2,181	534,704
Operating costs
Cost of sales - homes	—	(125,991)	(252,406)	(55,733)	(2,181)	(436,311)
Construction services	—	—	(1,121)	—	—	(1,121)
Sales and marketing	—	(8,154)	(17,012)	(3,713)	—	(28,879)
General and administrative	—	(21,935)	(8,100)	(4)	—	(30,039)
Other	—	(591)	—	—	—	(591)
	—	(156,671)	(278,639)	(59,450)	(2,181)	(496,941)
Income from subsidiaries	26,558	8,682	—	—	(35,240)	—
Operating income	26,558	10,680	26,666	9,099	(35,240)	37,763
Equity in income from unconsolidated joint ventures	—	163	368	—	—	531
Other income (expense), net	—	802	1,323	385	—	2,510
Income before provision for income taxes	26,558	11,645	28,357	9,484	(35,240)	40,804
Provision for income taxes	—	(8,990)	—	—	—	(8,990)
Net income	26,558	2,655	28,357	9,484	(35,240)	31,814
Less: Net income attributable to noncontrolling interests	—	—	—	(5,256)	—	(5,256)
Net income available to common stockholders	$26,558	$2,655	$28,357	$4,228	$(35,240)	$26,558

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$305,843	$847,912	$228,302	$—	$1,382,057
Construction services	—	—	6,165	—	—	6,165
Management fees	—	(6,034)	—	—	6,034	—
	—	299,809	854,077	228,302	6,034	1,388,222
Operating costs
Cost of sales - homes	—	(243,044)	(736,457)	(179,650)	(6,034)	(1,165,185)
Construction services	—	—	(5,732)	—	—	(5,732)
Sales and marketing	—	(21,599)	(46,257)	(8,031)	—	(75,887)
General and administrative	—	(64,096)	(24,785)	(9)	—	(88,890)
Transaction expenses	—	—	—	—	—	—
Other	—	(2,288)	572	77	—	(1,639)
	—	(331,027)	(812,659)	(187,613)	(6,034)	(1,337,333)
Income from subsidiaries	28,050	29,203	—	—	(57,253)	—
Operating income	28,050	(2,015)	41,418	40,689	(57,253)	50,889

Financial services
Equity in income of unconsolidated joint ventures	—	1,768	522	353	—	2,643
Income from financial services operations	—	—	—	2,168	—	2,168
Transaction expenses	—	—	—	(990)	—	(990)
Financial services income	—	1,768	522	1,531	—	3,821

Other income, net	—	8,250	268	(1,173)	—	7,345
Income before extinguishment of debt	28,050	8,003	42,208	41,047	(57,253)	62,055
(Loss) on extinguishment of debt	—	(1,433)	—	—	—	(1,433)
Income before provision for income taxes	28,050	6,570	42,208	41,047	(57,253)	60,622
Provision for income taxes	—	(13,548)	—	—	—	(13,548)
Net income	28,050	(6,978)	42,208	41,047	(57,253)	47,074
Less: Net income attributable to noncontrolling interests	—	—	—	(19,024)	—	(19,024)
Net income available to common stockholders	$28,050	$(6,978)	$42,208	$22,023	$(57,253)	$28,050

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2018
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating revenue
Home sales	$—	$446,173	$803,111	$175,047	$—	$1,424,331
Construction services	—	—	3,193	—	—	3,193
Management fees	—	(5,560)	—	—	5,560	—
	—	440,613	806,304	175,047	5,560	1,427,524
Operating costs
Cost of sales - homes	—	(353,519)	(667,040)	(143,072)	(5,560)	(1,169,191)
Construction services	—	—	(3,063)	—	—	(3,063)
Sales and marketing	—	(24,237)	(45,458)	(10,725)	—	(80,420)
General and administrative	—	(59,803)	(23,258)	(6)	—	(83,067)
Transaction expenses	—	(3,907)	—	—	—	(3,907)
Other	—	(1,624)	84	30	—	(1,510)
	—	(443,090)	(738,735)	(153,773)	(5,560)	(1,341,158)
Income from subsidiaries	57,341	22,304	—	—	(79,645)	—
Operating income	57,341	19,827	67,569	21,274	(79,645)	86,366
Equity in income from unconsolidated joint ventures	—	1,127	869	—	—	1,996
Other income (expense), net	—	1,823	1,374	(341)	—	2,856
Income before provision for income taxes	57,341	22,777	69,812	20,933	(79,645)	91,218
Provision for income taxes	—	(19,580)	—	—	—	(19,580)
Net income	57,341	3,197	69,812	20,933	(79,645)	71,638
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(14,297)	—	(14,297)
Net income available to common stockholders	$57,341	$3,197	$69,812	$6,636	$(79,645)	$57,341

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2019
(in thousands)

	Unconsolidated
	Delaware Lyon	California Lyon	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Company
Operating activities
Net cash (used in) provided by operating activities	$(4,593)	$(75,133)	$22,505	$(67,784)	$(13,926)	$(138,931)
Investing activities
Investment in (advances to) unconsolidated joint ventures	—	1,850	150	(2,000)	—	—
Cash paid for acquisitions, net of cash acquired	—	—	—	(4,575)	—	(4,575)
Purchases of property and equipment	—	—	(1,494)	(17)	—	(1,511)
Investments in subsidiaries	—	(2,116)	(6,257)	—	8,373	—
Net cash (used in) provided by investing activities	—	(266)	(7,601)	(6,592)	8,373	(6,086)
Financing activities
Proceeds from borrowings on notes payable	—	—	138	108,795	—	108,933
Principal payments on notes payable	—	—	(117)	(122,854)	—	(122,971)
Principal payments on 5.875% Senior Notes	—	(3,591)	—	—	—	(3,591)
Principal payments on 7.0% Senior Notes	—	(300,000)	—	—	—	(300,000)
Proceeds from issuance of 6.625% Senior Notes	—	300,000	—	—	—	300,000
Proceeds from borrowings on Revolver	—	537,000	—	—	—	537,000
Payments on Revolver	—	(432,000)	—	—	—	(432,000)
Borrowings under warehouse facilities, net	—	—	—	109,035	—	109,035
Payment of principal portion of finance lease liabilities	—	—	—	(1,264)	—	(1,264)
Payment of deferred loan costs	—	(5,787)	—	—	—	(5,787)
Proceeds from stock options exercised	—	(12)	—	—	—	(12)
Shares remitted to, or withheld by the Company for employee tax withholding	—	(2,356)	—	—	—	(2,356)
Noncontrolling interest contributions	—	—	—	2,854	—	2,854
Noncontrolling interest distributions	—	—	—	(36,485)	—	(36,485)
Advances to affiliates	4,593	—	(730)	(9,223)	5,360	—
Intercompany receivables/payables	—	(17,167)	(14,521)	31,495	193	—
Net cash provided by (used in) financing activities	4,593	76,087	(15,230)	82,353	5,553	153,356
Net increase (decrease) in cash and cash equivalents	—	688	(326)	7,977	—	8,339
Cash and cash equivalents - beginning of period	—	21,450	2,888	9,441	—	33,779
Cash and cash equivalents - end of period	$—	$22,138	$2,562	$17,418	$—	$42,118

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

Note 9—Financial Services

During the second quarter of 2019, the Company announced the formation of ClosingMark Financial Group, LLC, a wholly-owned subsidiary operating a full suite of financial services offerings, including title agency, settlement and mortgage services, for the Company’s homebuyers and other retail customers, which operates as ClosingMark Home Loans. During the third quarter, the Company completed the integration of its existing mortgage joint venture operations and loan pipeline into this platform, through the Polygon Mortgage Acquisition and the WLM Pipeline Acquisition, under the ClosingMark Home Loans brand (see Note 5 - Investments in Unconsolidated Joint Ventures).

During the second quarter of 2019, the Company established official Financial Services Operations under the brand of ClosingMark Financial Group, LLC. As of September 30, 2019 ClosingMark Financial Group's assets and liabilities we as follows:

September 30, 2019
Assets:
Cash	$19,047
Derivative portfolio	1,123
Mortgages held for sale	138,121
Goodwill	6,875
Other	2,927
Financial Services Assets	$168,093

Liabilities:
AP and accrued liabilities	$23,010
Warehouse facilities	123,826
$146,836

The Company's derivative portfolio consists of pull-through adjusted forward contracts, with a notional value of $92.9 million. Goodwill is comprised of $4.5 million attributed to the SPFC Acquisition (see Note 2) and $2.4 million attributed to the Polygon Mortgage Acquisition (see Note 5).

Financial services net, is comprised of the following activities:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues:
Title & Escrow	$593	$—	$965	$—
Mortgage	14,619	—	18,892	—
	$15,212	$—	$19,857	$—

Expenses
Title & Escrow	$(699)	$—	$(1,138)	$—
Mortgage	(9,695)	—	(14,761)	—
Administrative	(1,428)	—	(1,790)	—
	$(11,822)	$—	$(17,689)	$—

Total	$3,390	$—	$2,168	$—

Transaction Costs	—	—	(990)	—

Equity in income of unconsolidated joint ventures	353	531	2,643	1,996

Total Financial services income	$3,743	$531	$3,821	$1,996

During the three and nine months ended September 30, 2019, the ClosingMark Home Loans originated loans with a total principal balance of $388.5 million and $870.4 million, respectively.

Note 10—Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), the Company is required to disclose the estimated fair value of financial instruments. As of September 30, 2019 and December 31, 2018, the Company used the following assumptions to estimate the fair value of each type of financial instrument for which it is practicable to estimate:
•Derivative portfolio-These securities are traded over the counter and their fair values were based upon quotes from industry sources
•Mortgages held for sale-The fair values of Mortgages held for sale are based on the fair value of the collateral less estimated cost to sell or discounted cash flows, if estimable.

•Notes payable—The carrying amount is a reasonable estimate of fair value of the notes payable because of floating interest rate terms and/or the outstanding balance is expected to be repaid within one year.

•Warehouse facilities-The carrying amount is a reasonable estimate of fair value of the notes payable because of floating interest rate terms and/or the outstanding balance is expected to be repaid within one year.

•7% Senior Notes due August 15, 2022 —The 7% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•6% Senior Notes due September 1, 2023 —The 6% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•5.875% Senior Notes due January 31, 2025 —The 5.875% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

•6.625% Senior Notes due July 15, 2027 —The 6.625% Senior Notes are traded over the counter and their fair values were based upon quotes from industry sources.

The following table excludes cash and cash equivalents, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivative portfolio	$1,123	$1,123	$—	$—
Mortgages held for sale	138,121	138,121	—	—

Financial liabilities:
Notes payable	$288,981	$288,981	$198,019	$198,019
Warehouse facilities	123,826	123,826	—	—
7% Senior Notes due 2022	49,762	50,125	347,456	350,000
6% Senior Notes due 2023	344,654	363,125	343,878	315,000
5.875% Senior Notes due 2025	429,121	440,731	431,992	378,611
6.625% Senior Notes due 2027	294,673	310,500	—	—
ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The Company used Level 3 to measure the fair value of its Loans held for resale, Notes payable, and Warehouse facilities, and Level 2 to measure the fair value of its Senior notes and Derivative portfolio. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three levels of the hierarchy are as follows:
•Level 1—quoted prices for identical assets or liabilities in active markets;
•Level 2—quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3—valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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

Note 12—Income Taxes
Since inception, the Company has operated solely within the United States. The Company’s effective income tax rate was 21.5% and 22.4% and 22.0% and 21.5% for the three and nine months ended September 30, 2019 and 2018, respectively. The significant drivers of the effective tax rate are allocation of income to noncontrolling interests for the three and nine months September 30, 2019 and September 30, 2018.
Management assesses its deferred tax assets to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2019, the Company had no valuation allowance recorded.
At September 30, 2019, the Company had no remaining federal net operating loss carryforwards and $46.4 million of remaining state net operating loss carryforwards. State net operating loss carryforwards begin to expire in 2031. In addition, as of September 30, 2019, the Company had unused federal and state built-in losses of $44.9 million and $7.5 million, respectively. The five year testing period for built-in losses expired in 2017 and the unused built-in loss carryforwards begin to expire in 2032. The Company had AMT credit carryovers of $1.4 million at September 30, 2019, which if not previously utilized are allowable as refundable credits under the Tax Cuts and Job Act through 2022.
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

Note 13—Income Per Common Share
Basic and diluted income per common share for the three and nine months ended September 30, 2019 and 2018 were calculated as follows (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Basic weighted average number of common shares outstanding	37,836,265	37,847,743	37,755,879	37,931,764
Effect of dilutive securities:
Stock options, unvested common shares, and warrants	1,335,481	1,313,151	1,188,129	1,650,222
Diluted average shares outstanding	39,171,746	39,160,894	38,944,008	39,581,986
Net income available to common stockholders	$9,480	$26,558	$28,050	$57,341
Basic income per common share	$0.25	$0.70	$0.74	$1.51
Dilutive income per common share	$0.24	$0.68	$0.72	$1.45

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
During the three and nine months ended September 30, 2019, the Company granted 6,257 shares and 557,086 shares of time-based restricted stock, and none and 490,227 of performance stock units, including one award tied to a market performance condition. During the three and nine months ended September 30, 2018, the Company granted 1,065 and 242,638 shares of time-based restricted stock, respectively. During the three and nine months ended September 30, 2018, the Company granted no shares and 426,075 shares, respectively, of performance based restricted stock. On the Consolidated Balance Sheets and Statement of Equity, the Company considers unvested shares of restricted stock to be issued, but not outstanding.
The Company recorded total stock based compensation expense during the three and nine months ended September 30, 2019 and 2018 of $2.2 million and $7.0 million and $2.4 million and $7.6 million respectively.

Performance Stock Units

 With respect to the performance stock units granted to certain employees during the nine months ended September 30, 2019, the actual number of such stock units that will be earned is subject to the Company’s achievement of performance targets as of the end of the 2019 fiscal year, with each unit constituting the opportunity to earn up to two shares of Company common stock. The aforementioned awards represent 400,460 stock units that vest in three equal annual installments on March 1st of each of 2020, 2021 and 2022, subject to each grantee’s continued service through each vesting date. Based on the probability assessment as of September 30, 2019, management determined that the currently available data was not sufficient to support that the achievement of the performance targets is probable, and as such, no compensation expense has been recognized for these awards to date.

Performance Stock Units with Market Condition

With respect to the performance based stock units with market condition granted to a certain employee during the nine months ended September 30, 2019, the actual number of stock units that will be earned is subject to the Company’s achievement of a pre-established market performance target as of the end of the vesting periods, with each unit constituting the opportunity to earn up to two shares of Company common stock. The aforementioned award represents 89,767 stock units that vest in two annual installments at the end of each performance period, subject to grantee’s continued service through each vesting date.

Time-Based Restricted Stock Awards
With respect to the restricted stock awards granted to certain employees during the nine months ended September 30, 2019, 285,030 of such shares vest in three equal annual installments on each anniversary of the grant date, 134,650 of such shares vest in one installment on January 2, 2022, 6,257 of such shares vest in one installment on August 7, 2021, and 84,156 of such shares vest in two equal annual installments on each anniversary of the grant date, subject to the grantee’s continued service through each vesting date. With respect to the restricted stock awards granted to certain non-employee directors during the nine months ended September 30, 2019, 46,993 of such shares vest in four equal quarterly installments on each three-month period beginning June 1st of 2019, subject to each grantee’s continued service on the board through each vesting date.

Note 15—Commitments and Contingencies
The Company’s commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
The Company is a defendant in various lawsuits related to its normal business activities. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of September 30, 2019, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our condensed consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings, and as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
On March 31, 2019, there was a fire in Wilsonville, Oregon in which we incurred damage to certain buildings in our Villebois community. We do not have an estimate yet as to the dollar amount of the damages. As of September 30, 2019, the Company has not recorded any amounts related to the damages incurred in its Consolidated Financial Statements, however the Company expects any and all damages to be paid by insurance less any associated deductibles.
The Company had outstanding performance and surety bonds of $342.9 million at September 30, 2019, related principally to its obligations for site improvements at various projects. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2019, the Company had $297.9 million of project commitments relating to the construction of projects.
See Note 8 for additional information relating to the Company’s guarantee arrangements.
In addition to the land bank agreement discussed below, the Company has entered into various purchase option agreements with third parties to acquire land. As of September 30, 2019, the Company has made non-refundable deposits of $73.2 million. The Company is under no obligation to purchase the land, but would forfeit remaining deposits if the land were not purchased. The total remaining purchase price under the option agreements is $0.7 million as of September 30, 2019.

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
Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

September 30, 2019
Total number of land banking arrangements consolidated	3
Total number of lots	5,184
Total purchase price	$452,967
Balance of lots still under option and not purchased:
Number of lots	3,435
Purchase price	$215,541
Forfeited deposits if lots are not purchased	$55,860

Lease Obligations
Lease obligations, as included in Accrued expenses on the consolidated balance sheets, were $37.9 million as of September 30, 2019 and $14.6 million as of December 31, 2018. The Company has non-cancelable operating leases primarily associated with office facilities, real estate and office equipment, in addition to one related sublease for an office facility. As of September 30, 2019 and December 31, 2018, the Company's operating lease obligations totaled $19.4 million and $14.6 million, respectively. The Company is also party to a non-cancelable finance lease related to the development of a future project. The Company's recorded obligation under this finance lease was $18.5 million at September 30, 2019. The Company is currently capitalizing all lease costs incurred with this finance lease as it is prepared for its intended use. The determination of which discount rate to use when measuring the lease obligation was deemed a significant judgment. Lease cost, as included in general and administrative expense in our consolidated statements of operations for the respective periods, and additional information regarding lease terms are as follows (dollars in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Lease cost
Operating lease cost	$2,165	$2,113	$5,617	$6,166
Sublease income	—	(29)	—	(87)
Finance lease cost capitalized	427	—	1,016	—
Total lease cost	$2,592	$2,084	$6,633	$6,079

Other information
Cash paid for amounts included in the measurement of lease liabilities for leases:
Operating cash flows from operating leases	1,422	1,779	3,930	5,325
Financing cash flows from finance leases	$56	$—	$1,264	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$849	$252	$5,923	$5,640
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$18,858	$—
Weighted-average discount rate	7.3%	6.5%	7.3%	6.5%

	September 30, 2019	December 31, 2018
Weighted-average remaining operating lease term (in years)	4.46	4.23
Weighted-average remaining finance lease term (in years)	89.34	N/A
The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2019 (in thousands).

Year Ending December 31,
Remaining in 2019	$5,055
2020	5,716
2021	5,227
2022	3,984
2023	2,837
Thereafter	2,614
Total	$25,433

The table below shows the future minimum payments under non-cancelable finance leases at September 30, 2019 (in thousands).

Year Ending December 31,
Remaining in 2019	$—
2020	1,304
2021	1,304
2022	1,304
2023	1,304
Thereafter	120,685
Total	$125,901

Note 16—Subsequent Events
No events have occurred subsequent to September 30, 2019, that would require recognition or disclosure in the Company’s financial statements except the following:

Agreement and Plan of Merger
On November 5, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Taylor Morrison Home Corporation, a Delaware corporation (“Taylor Morrison”) and Tower Merger Sub, Inc., a wholly owned, direct subsidiary of Taylor Morrison (“Merger Sub”). Upon the terms and subject to the conditions of the Merger Agreement, the parties have agreed that Acquisition Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Taylor Morrison (the “Merger”).

Upon the consummation of the Merger, each share of the Company’s Class A Common Stock and Class B Common Stock that is outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) will automatically be converted into the right to receive (A) 0.8000 validly issued, fully paid and non-assessable shares of Taylor Morrison common stock, $0.00001 par value per share (the “Stock Consideration”), plus (B) $2.50 in cash, without interest.

The consummation of the Merger is also subject to certain closing conditions, including receipt of the approval of the Merger by the Company’s stockholders and the approval of the issuance of the shares of the Stock Consideration issuable in connection with the Merger by Taylor Morrison’s stockholders, and other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants by the Company, Taylor Morrison, and Merger Sub, and it may be terminated by Taylor Morrison or the Company under certain conditions. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Taylor Morrison a termination fee equal to $18,000,000 in cash. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances, Taylor Morrison may be required to pay to the Company a termination fee equal to $40,000,000 in cash. In addition, the Merger Agreement also provides that, in connection with the termination of the Merger Agreement in connection with the failure to obtain requisite approvals from the stockholders of Taylor Morrison or the Company, Taylor Morrison or the Company, respectively, may be required to reimburse the other party for certain transaction expenses related to the negotiation or consummation of the transactions contemplated by the Merger Agreement, up to certain amounts specified in the Merger Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WILLIAM LYON HOMES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Company is one of the largest Western U.S. regional homebuilders. Headquartered in Newport Beach, California, the Company is primarily engaged in the design, construction, marketing and sale of single-family detached and attached homes in California, Arizona, Nevada, Colorado, Oregon, Washington and Texas. The Company’s core markets include Orange County, Los Angeles, San Diego, Riverside, San Bernardino, the South and East Bay Areas of San Francisco, Phoenix, Las Vegas, Denver, Fort Collins, Portland, Seattle, Houston, Austin and San Antonio. The Company has a distinguished legacy of more than 60 years of homebuilding operations, over which time it has sold in excess of 111,000 homes. The Company markets and sells its homes under the William Lyon Homes brand in all of its markets except for Washington and Oregon, where the Company operates under the Polygon Northwest brand. For the nine months ended September 30, 2019 (the "2019 period"), the Company had revenues from homes sales of $1,382.1 million, a 3% decrease from $1,424.3 million for the nine months ended September 30, 2018 (the "2018 period"), which includes results from all seven reportable operating segments. The Company had net new home orders of 3,304 homes in the 2019 period, a decrease from 3,377 in the 2018 period, while the average number of sales locations increased 16% to 118 in the 2019 period from 102 in the 2018 period.
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

Proposed Merger with Taylor Morrison Home Corporation

On November 5, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Taylor Morrison Home Corporation, a Delaware corporation (“Taylor Morrison”) and Tower Merger Sub, Inc., a direct wholly owned subsidiary of Taylor Morrison. Upon the terms and subject to the conditions of the Merger Agreement, the parties have agreed that Acquisition Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Taylor Morrison (the “Merger”).

Upon the consummation of the Merger, each share of the Company’s Class A Common Stock and Class B Common Stock that is outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) will automatically be converted into the right to receive (A) 0.8000 validly issued, fully paid and non-assessable shares of Taylor Morrison common stock, $0.00001 par value per share (the “Stock Consideration”), plus (B) $2.50 in cash, without interest.

The consummation of the Merger is subject to certain closing conditions, including receipt of the approval of the Merger by the Company’s stockholders and the approval of the issuance of the shares of the Stock Consideration issuable in connection with the Merger by Taylor Morrison’s stockholders, and other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants by the Company, Taylor Morrison, and Merger Sub, and it may be terminated by Taylor Morrison or the Company under certain conditions. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Taylor Morrison a termination fee equal to $18,000,000 in cash. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances, Taylor Morrison may be required to pay to the Company a termination fee equal to $40,000,000 in cash. In addition, the Merger Agreement also provides that, in connection with the termination of the Merger Agreement in connection with the failure to obtain requisite approvals from the stockholders of Taylor Morrison or the Company, Taylor Morrison or the Company, respectively, may be required to reimburse the other party for certain transaction expenses related to the negotiation or consummation of the transactions contemplated by the Merger Agreement, up to certain amounts specified in the Merger Agreement.
Results of Operations
In the nine months ended September 30, 2019, the Company delivered 2,977 homes, up 4%, and recognized home sales revenue of $1,382.1 million, down 3%, from the 2018 period, respectively. The Company generated net income available to common shareholders of $28.1 million for the nine months ended September 30, 2019, and income per share of $0.74. The Company's average sales price ("ASP") of homes closed is $464,200, and our average sales price of homes in backlog is approximately $448,800 as of September 30, 2019, both of which are indicative of the Company's strategy to lower ASP through product segmentation, focusing on the entry level and first time move-up buyer.
On March 9, 2018, the Company completed its acquisition of the residential homebuilding operations of RSI Communities and its affiliates, such operations being referred herein as "RSI Communities", which marked the beginning of the Texas operating segment, in addition to expanding the Company's footprint in the California operating segment. Financial data herein as of September 30, 2018, and for the three and nine months ended September 30, 2018 include operations for these operating segments for the period from March 9, 2018 (date of acquisition) through September 30, 2018, respectively.
As of September 30, 2019, the Company was selling homes in 114 communities. We had a consolidated backlog of 1,368 homes sold but not closed, with an associated sales value of $613.9 million.
Homebuilding gross margin percentage and adjusted homebuilding gross margin percentage was 15.7% and 20.5%, respectively, for the nine months ended September 30, 2019, as compared to 17.9% and 23.0%, respectively, for the nine months ended September 30, 2018.
Comparisons of the Three Months Ended September 30, 2019 to September 30, 2018
Revenues from homes sales decreased 13% to $464.8 million during the three months ended September 30, 2019, compared to $533.5 million during the three months ended September 30, 2018. The decrease in revenue is primarily due to the 6% decrease in the number of homes closed and a 8% decrease in the average sales price of homes closed during the 2019 period. The number of net new home orders for the three months ended September 30, 2019 was 940 homes, a 6% decrease from 1,001 homes for the three months ended September 30, 2018.

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Number of Net New Home Orders
California	279	295	(16)	(5)%
Arizona	125	118	7	6%
Nevada	90	94	(4)	(4)%
Colorado	104	100	4	4%
Washington	64	77	(13)	(17)%
Oregon	85	145	(60)	(41)%
Texas	193	172	21	12%
Total	940	1,001	(61)	(6)%
Our orders activity for the quarter decreased from the prior year on a consolidated basis, based on lower absorption in certain of our markets overall in the first and third months of the quarter, with August absorption slightly lower than prior year.

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	%
Cancellation Rates
California	13%	20%	(7)%
Arizona	12%	12%	—%
Nevada	13%	20%	(7)%
Colorado	12%	18%	(6)%
Washington	17%	13%	4%
Oregon	16%	20%	(4)%
Texas	20%	21%	(1)%
Overall	15%	19%	(4)%
Cancellation rates during the 2019 period decreased to 15% from 19% during the 2018 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends. In addition, the marketplace saw a slight increase in interest rates in the 2018 period, driving up cancellation rates.

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Average Number of Sales Locations
California	35	36	(1)	(3)%
Arizona	9	6	3	50%
Nevada	13	15	(2)	(13)%
Colorado	11	12	(1)	(8)%
Washington	9	10	(1)	(10)%
Oregon	16	15	1	7%
Texas	21	22	(1)	(5)%
Total	114	116	(2)	(2)%
The average number of sales locations for the Company decreased to 114 locations for the three months ended September 30, 2019 compared to 116 for the three months ended September 30, 2018.

	Three Months Ended September 30, 2019		Increase (Decrease)
	2019	2018
Quarterly Absorption Rates
California	8.0	8.2	(0.2)
Arizona	13.9	19.7	(5.8)
Nevada	6.9	6.3	0.6
Colorado	9.5	8.3	1.2
Washington	7.1	7.7	(0.6)
Oregon	5.3	9.7	(4.4)
Texas	9.2	7.8	1.4
Overall	8.2	8.6	(0.4)
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, decreased for the three months ended September 30, 2019 to 8.2 sales per project from 8.6 in the 2018 period. The 5% decline in quarterly absorption rates was primarily driven by a decline in Arizona and Oregon, offset by an increase in absorption in the Nevada, Colorado, and Texas segments. In Arizona, we are performing at stronger absorption levels compared to Company averages, however well below prior year levels. In Oregon, our lack of available product at lower price points has affected homebuyer demand in that market.

	September 30,		Increase (Decrease)
	2019	2018	Amount	%
Backlog (units)
California	315	451	(136)	(30)%
Arizona	206	169	37	22%
Nevada	125	159	(34)	(21)%
Colorado	217	214	3	1%
Washington	76	133	(57)	(43)%
Oregon	110	222	(112)	(50)%
Texas	319	248	71	29%
Total	1,368	1,596	(228)	(14)%
The Company’s backlog at September 30, 2019 decreased 14% to 1,368 units from 1,596 units at September 30, 2018. The decrease is primarily attributable to a 14% lower number of units to begin the period, a 6% decrease in orders, and a 6% decrease in new home deliveries.

	September 30,		Increase (Decrease)
	2019	2018	Amount	%
	(dollars in thousands)
Backlog (dollars)
California	$196,367	$327,838	$(131,471)	(40)%
Arizona	75,075	53,585	21,490	40%
Nevada	55,416	94,053	(38,637)	(41)%
Colorado	100,754	92,315	8,439	9%
Washington	48,375	83,256	(34,881)	(42)%
Oregon	49,755	81,270	(31,515)	(39)%
Texas	88,192	68,267	19,925	29%
Total	$613,934	$800,584	$(186,650)	(23)%
The dollar amount of backlog of homes sold but not closed as of September 30, 2019 was $613.9 million, down 23% from $800.6 million as of September 30, 2018. The decrease primarily reflects a decrease in net new orders as described above, and a 11% decrease in the average sales price of homes in backlog when compared with the prior period. However, the Company is selling more spec units in the third quarter compared to the previous year, representing 27% of deliveries.
In California, the dollar amount of backlog decreased to $196.4 million as of September 30, 2019 from $327.8 million as of September 30, 2018. This was primarily due to the 30% decrease in units in backlog, coupled with the decrease in ASP of homes in backlog for the 2019 period of 14% to $623,400 from $726,900 for the 2018 period.
In Arizona, the dollar amount of backlog increased 40% to $75.1 million as of September 30, 2019 from $53.6 million as of September 30, 2018, which is primarily attributable to a 22% increase in the number of units in backlog to 206 at September 30, 2019, from 169 at September 30, 2018 due to a 6% increase in new home orders, and a 15% increase in the ASP of homes in backlog when compared with the prior period.
In Nevada, the dollar amount of backlog decreased 41% to $55.4 million as of September 30, 2019 from $94.1 million as of September 30, 2018, primarily attributable to a 21% decrease in units in backlog to 125 as of September 30, 2019, from 159 as of September 30, 2018.
In Colorado, the dollar amount of backlog increased 9% to $100.8 million as of September 30, 2019 from $92.3 million as of September 30, 2018, which is attributable to a 8% increase of the ASP of homes in backlog to $464,300 as of September 30, 2019 from $431,400 as of September 30, 2018, coupled with a 1% increase in the number of units in backlog, to 217 units as of September 30, 2019, from 214 units as of September 30, 2018.
In Washington, the dollar amount of backlog decreased 42% to $48.4 million as of September 30, 2019 from $83.3 million as of September 30, 2018, which is attributable to a 43% decrease in the number of units in backlog, to 76 units as of September 30, 2019, from 133 units as of September 30, 2018, partially offset by a 2% increase in the ASP of homes in backlog to $636,500 as of September 30, 2019 from $626,000 as of September 30, 2018.

In Oregon, the dollar amount of backlog decreased 39% to $49.8 million as of September 30, 2019 from $81.3 million as of September 30, 2018, which is primarily attributable to a 50% decrease in the number of units in backlog, to 110 units as of September 30, 2019, from 222 units as of September 30, 2018, offset by a 24% increase in the ASP of homes in backlog to $452,300 in the 2019 period from $366,100 in the 2018 period.
In Texas, the dollar amount of backlog increased 29% to $88.2 million as of September 30, 2019 from $68.3 million as of September 30, 2018, which is primarily attributable to a 29% increase in the number of units in backlog, to 319 units as of September 30, 2019, from 248 units as of September 30, 2018.

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Number of Homes Closed
California	292	301	(9)	(3)%
Arizona	128	108	20	19%
Nevada	78	80	(2)	(3)%
Colorado	92	124	(32)	(26)%
Washington	90	118	(28)	(24)%
Oregon	110	159	(49)	(31)%
Texas	205	163	42	26%
Total	995	1,053	(58)	(6)%

During the three months ended September 30, 2019, the number of homes closed decreased 6% to 995 from 1,053 in the 2018 period. The decrease was primarily attributable to a decrease in homes closed in Colorado, Washington, and Oregon, bolstered by the increases in homes closed in Arizona and Texas.

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$179,518	$201,316	$(21,798)	(11)%
Arizona	45,131	34,286	10,845	32%
Nevada	39,512	49,816	(10,304)	(21)%
Colorado	42,345	54,574	(12,229)	(22)%
Washington	59,882	80,987	(21,105)	(26)%
Oregon	43,345	69,430	(26,085)	(38)%
Texas	55,032	43,105	11,927	28%
Total	$464,765	$533,514	$(68,749)	(13)%
The 13% decrease in homebuilding revenue is driven by the 6% decrease in homes closed discussed above and by the 8% decrease in the average sales price of homes closed between the 2019 and 2018 periods, which is primarily driven by product and geographical mix and was impacted by the lower price points in Nevada and Oregon.

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Average Sales Price of Homes Closed
California	$614,800	$668,800	$(54,000)	(8)%
Arizona	352,600	317,500	35,100	11%
Nevada	506,600	622,700	(116,100)	(19)%
Colorado	460,300	440,100	20,200	5%
Washington	665,400	686,300	(20,900)	(3)%
Oregon	394,000	436,700	(42,700)	(10)%
Texas	268,400	264,400	4,000	2%
Company Average	$467,100	$506,700	$(39,600)	(8)%

The average sales price of homes closed during the 2019 period decreased 8% primarily due to product and geographical mix, and was impacted by the lower price points in Nevada and Oregon.
Construction Services Revenue
Construction services revenue was $2.1 million and $1.2 million for the three months ended September 30, 2019 and September 30, 2018, respectively, which was attributable to one project in Washington.
Gross Margin
Homebuilding gross margins decreased to 15.1% for the three months ended September 30, 2019 from 18.2% in the 2018 period, primarily driven by an increase in sales incentives, coupled with product and geographic mix for home deliveries, and further impacted by a charge of $6.6 million in Cost of sale - Land relating to the immaterial correction of an error.
For the comparison of the three months ended September 30, 2019 and the three months ended September 30, 2018, adjusted homebuilding gross margin percentage, which excludes the aforementioned one-time inventory charge, previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 20.6% for the 2019 period compared to 23.0% for the 2018 period. The decrease was primarily a result of the decrease in homebuilding gross margins described above coupled with the decrease in purchase accounting adjustments.
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

	Three Months Ended September 30,
	2019	2018
	(dollars in thousands)
Home sales revenue	$464,765	$533,514
Cost of home sales	394,658	436,311
Homebuilding gross margin	70,107	97,203
Homebuilding gross margin percentage	15.1%	18.2%
Add: One-time inventory charge	6,631	—
Homebuilding gross margin, excluding one-time inventory charge	76,738	97,203
Homebuilding gross margin percentage, excluding one-time inventory charge	16.5%	18.2%
Add: Interest in cost of sales	19,149	21,548
Add: Purchase accounting adjustments	—	3,855
Adjusted homebuilding gross margin, excluding interest, purchase accounting adjustments, and one-time inventory charge	$95,887	$122,606
Adjusted homebuilding gross margin percentage, excluding interest, purchase accounting adjustments, and one-time inventory charge	20.6%	23.0%
Sales and Marketing, General and Administrative

	Three Months Ended September 30,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
	(dollars in thousands)
Sales and Marketing	$25,244	$28,879	5.4%	5.4%
General and Administrative	30,292	30,039	6.5%	5.6%
Total Sales and Marketing & General and Administrative	$55,536	$58,918	11.9%	11.0%
Sales and marketing expense as a percentage of home sales revenue stayed consistent at 5.4% in the 2019 and 2018 periods. General and administrative expense increased to 6.5% in the 2019 period compared to 5.6% in the 2018 period as a result of continued investment in our growing operating business.
Financial Services Operations

During the second quarter of 2019, the Company announced the formation of ClosingMark Financial Group, LLC, a wholly-owned subsidiary operating a full suite of financial services offerings, including title agency, settlement and mortgage services, for the Company’s homebuyers and other retail customers, which operates as ClosingMark Home Loans. During the third quarter, the Company completed the integration of its existing mortgage joint venture operations and loan pipeline into this platform, through the acquisition of Polygon Mortgage, LLC (the "Polygon Mortgage Acquisition") and the WLM Pipeline Acquisition, under the ClosingMark Home Loans brand.

During the three months ended September 30, 2019, the Company recorded income from its unconsolidated mortgage joint ventures of $0.4 million, compared to $0.5 million in the 2018 period, reflecting the Company's acquisition of the remaining interest in Polygon Mortgage, LLC, which is now a wholly-owned subsidiary of ClosingMark Financial Group, during the third quarter of the 2019 period.
During the three months ended September 30, 2019, the Company recorded income of $3.4 million from its ClosingMark Home Loans and title business, as the Company experienced a full quarter of operations in these new businesses, including increased operations as a result of the aforementioned Polygon Mortgage Acquisition and WLM Pipeline Acquisition. There are no balances for the comparable 2018 period, as the Company's financial services operations commenced in the second quarter of 2019.

Other Items
During the quarter, the Company closed on a multi-family sale to a third party investor. The sales price of this transaction was $19.2 million and the related cost was $14.9 million, for a total profit of $4.3 million.
Interest activity for the three months ended September 30, 2019 and September 30, 2018 is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Interest incurred	$25,449	$24,725
Less: Interest capitalized	25,449	24,725
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$39,410	$40,578
The increase in incurred interest for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to additional interest resulting from the Company's new 6.625% Senior Note in the 2019 period. The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the three months ended September 30, 2019, the Company recorded a provision for income taxes of $4.8 million, for an effective tax rate of 21.5%. During the three months ended September 30, 2018, the Company recorded a provision for income taxes of $9.0 million for an effective tax rate of 22.0%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $8.0 million during the 2019 period, compared to $5.3 million during the 2018 period due to the increase of active projects the Company participates in through the joint ventures.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the three months ended September 30, 2019 was $9.5 million, compared to net income available to common stockholders for the three months ended September 30, 2018 was $26.6 million.

Lots Owned and Controlled
The table below summarizes the Company’s lots owned and controlled as of the periods presented:

	September 30,		Increase (Decrease)
	2019	2018	Amount	%
Lots Owned
California	2,886	3,648	(762)	(21)%
Arizona	3,331	3,756	(425)	(11)%
Nevada	2,407	2,745	(338)	(12)%
Colorado	578	1,006	(428)	(43)%
Washington	1,391	1,538	(147)	(10)%
Oregon	2,588	2,613	(25)	(1)%
Texas	4,468	3,199	1,269	40%
Total	17,649	18,505	(856)	(5)%
Lots Controlled (1)
California	1,322	1,709	(387)	(23)%
Arizona	660	651	9	1%
Nevada	629	—	629	NM
Colorado	2,260	2,368	(108)	(5)%
Washington	617	710	(93)	(13)%
Oregon	1,665	1,307	358	27%
Texas	4,440	3,885	555	14%
Total	11,593	10,630	963	9%
Total Lots Owned and Controlled	29,242	29,135	107	—%

(1)Lots controlled may be purchased by the Company as consolidated projects or may be purchased by newly formed joint ventures.
Total lots owned and controlled has increased to 29,242 lots owned and controlled at September 30, 2019 from 29,135 lots at September 30, 2018. Certain lots included in lots owned in California, Texas, Arizona, and Washington are associated with a land banking transaction that is consolidated on the Company’s accompanying balance sheet in accordance with ASC 470, as further discussed below.
Comparisons of the Nine Months Ended September 30, 2019 to September 30, 2018
Revenues from homes sales decreased 3% to $1,382.1 million during the nine months ended September 30, 2019, compared to $1,424.3 million during the nine months ended September 30, 2018. The decrease in revenue is primarily due to the 6% decrease in the average sales price of homes closed during the 2019 period. The number of net new home orders for the nine months ended September 30, 2019 was 3,304 homes, a minor decrease from 3,377 homes for the nine months ended September 30, 2018.

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Number of Net New Home Orders
California	923	915	8	1%
Arizona	370	344	26	8%
Nevada	250	318	(68)	(21)%
Colorado	459	404	55	14%
Washington	277	392	(115)	(29)%
Oregon	295	553	(258)	(47)%
Texas	730	451	279	62%
Total	3,304	3,377	(73)	(2)%

Our orders activity for the nine months September 30, 2019 had minimal decline from the prior year on a consolidated basis, based on lower absorption in certain of our markets overall in the third quarter.

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	%
Cancellation Rates
California	15%	15%	—%
Arizona	12%	11%	1%
Nevada	16%	19%	(3)%
Colorado	8%	11%	(3)%
Washington	11%	9%	2%
Oregon	20%	12%	8%
Texas	16%	17%	(1)%
Overall	14%	14%	—%
Cancellation rates during the 2019 period remained consistent at 14% as compared to the the 2018 period. Cancellation rates typically are driven by personal factors affecting buyers and may not be indicative of any overarching trends.

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Average Number of Sales Locations
California	37	29	8	28%
Arizona	9	6	3	50%
Nevada	13	13	—	—%
Colorado	11	14	(3)	(21)%
Washington	9	9	—	—%
Oregon	17	15	2	13%
Texas	22	16	6	38%
Total	118	102	16	16%
The average number of sales locations for the Company increased to 118 locations for the nine months ended September 30, 2019 compared to 102 for the nine months ended September 30, 2018, primarily driven by the 33 new communities actively selling in California and Texas due to the prior year acquisition of RSI Communities.

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018
Quarterly Absorption Rates
California	8.3	10.5	(2.2)
Arizona	13.7	19.1	(5.4)
Nevada	6.4	8.2	(1.8)
Colorado	13.9	9.6	4.3
Washington	10.3	14.5	(4.2)
Oregon	5.8	12.3	(6.5)
Texas	11.1	9.4	1.7
Overall	9.3	11.0	(1.7)
The Company's consolidated quarterly absorption rate, representing the number of net new home orders divided by average sales locations for the period, decreased for the nine months ended September 30, 2019 to 9.3 sales per project from 11.0 in the 2018 period. The 15% decline in quarterly absorption rates was primarily driven by a decline in Arizona, Washington, and Oregon, offset by an increase in absorption in Colorado. In Arizona, we are performing at strong absorption levels compared to Company averages, however well below prior year levels. In Oregon, our lack of available product at lower price points has affected homebuyer demand in that market.

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Number of Homes Closed
California	860	779	81	10%
Arizona	322	336	(14)	(4)%
Nevada	219	245	(26)	(11)%
Colorado	376	362	14	4%
Washington	242	350	(108)	(31)%
Oregon	313	403	(90)	(22)%
Texas	645	400	245	61%
Total	2,977	2,875	102	4%

During the nine months ended September 30, 2019, the number of homes closed increased 4% to 2,977 from 2,875 in the 2018 period. The increase was primarily attributable to an increase in homes closed in Texas, California, and Colorado, bolstered by a full nine months of new home deliveries from the projects added through the acquisition of RSI Communities, which were slightly offset by the decreases in homes closed in Washington, Oregon, Nevada, and Arizona.

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
	(dollars in thousands)
Home Sales Revenue
California	$533,447	$510,581	$22,866	4%
Arizona	109,737	105,089	4,648	4%
Nevada	111,793	145,205	(33,412)	(23)%
Colorado	165,288	157,074	8,214	5%
Washington	158,901	220,125	(61,224)	(28)%
Oregon	128,841	182,504	(53,663)	(29)%
Texas	174,050	103,753	70,297	68%
Total	$1,382,057	$1,424,331	$(42,274)	(3)%
The 3% decrease in homebuilding revenue is driven primarily by the 6% decrease in the average sales price of homes closed between the 2019 and 2018 periods, slightly offset by the 4% increase in homes closed during these periods. This is primarily driven by product and geographical mix and was impacted by the lower price points in the Nevada, Oregon, and Texas operating segments and Inland Empire region, the latter two which were acquired in the RSI acquisition, and are below the Company average.

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Average Sales Price of Homes Closed
California	$620,300	$655,400	$(35,100)	(5)%
Arizona	340,800	312,800	28,000	9%
Nevada	510,500	592,700	(82,200)	(14)%
Colorado	439,600	433,900	5,700	1%
Washington	656,600	628,900	27,700	4%
Oregon	411,600	452,900	(41,300)	(9)%
Texas	269,800	259,400	10,400	4%
Company Average	$464,200	$495,400	$(31,200)	(6)%

The average sales price of homes closed during the 2019 period decreased 6% primarily due to product and geographical mix, and was impacted by the lower price points in the Nevada, Oregon, and Texas operating segments and Inland Empire region, the latter two which were acquired in the RSI acquisition.
Construction Services Revenue
Construction services revenue was $6.2 million and $3.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, which was attributable to one project in Washington.
Gross Margin
Homebuilding gross margins decreased to 15.7% for the nine months ended September 30, 2019 from 17.9% in the 2018 period, primarily driven by an increase in sales incentives, coupled with product and geographic mix for home deliveries, and further impacted by a charge of $6.6 million in Cost of sale - Land relating to the immaterial correction of an error.
For the comparison of the nine months ended September 30, 2019 and the nine months ended September 30, 2018, adjusted homebuilding gross margin percentage, which excludes the aforementioned one-time inventory charge, previously capitalized interest included in cost of sales as well as the effect of adjustments recorded in relation to purchase accounting, was 20.5% for the 2019 period compared to 23.0% for the 2018 period. The decrease was primarily a result of the increase of incentives as a percentage of revenue, the decrease in homebuilding gross margins described above coupled with the decrease in purchase accounting adjustments.
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

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Home sales revenue	$1,382,057	$1,424,331
Cost of home sales	(1,165,185)	(1,169,191)
Homebuilding gross margin	216,872	255,140
Homebuilding gross margin percentage	15.7%	17.9%
Add: One-time inventory charge	6,631	—
Homebuilding gross margin, excluding one-time inventory charge	223,503	255,140
Homebuilding gross margin percentage, excluding one-time inventory charge	16.2%	17.9%
Add: Interest in cost of sales	59,610	62,681
Add: Purchase accounting adjustments	—	9,975
Adjusted homebuilding gross margin, excluding interest, purchase accounting adjustments, and one-time inventory charge	$283,113	$327,796
Adjusted homebuilding gross margin percentage, excluding interest, purchase accounting adjustments, and one-time inventory charge	20.5%	23.0%

Sales and Marketing, General and Administrative

	Nine Months Ended September 30,		As a Percentage of Home Sales Revenue
	2019	2018	2019	2018
	(dollars in thousands)
Sales and Marketing	$75,887	$80,420	5.5%	5.7%
General and Administrative	88,890	83,067	6.4%	5.8%
Total Sales and Marketing & General and Administrative	$164,777	$163,487	11.9%	11.5%
Sales and marketing expense as a percentage of home sales revenue decreased to 5.5% in the 2019 period compared to 5.7% in the 2018 period, primarily due to a decrease in advertising and model operations expense during the first nine months of 2019. General and administrative expense increased to 6.4% in the 2019 period compared to 5.8% in the 2018 period as a result of continued investment in our growing operating business and incremental information technology, and costs associated with staff re-organization.
Financial Services Operations

During the second quarter of 2019, the Company announced the formation of ClosingMark Financial Group, LLC, a wholly-owned subsidiary operating a full suite of financial services offerings, including title agency, settlement and mortgage services, for the Company’s homebuyers and other retail customers, which operates as ClosingMark Home Loans. During the third quarter, the Company completed the integration of its existing mortgage joint venture operations and loan pipeline into this platform, through the Polygon Mortgage Acquisition and the WLM Pipeline Acquisition, under the ClosingMark Home Loans brand.
During the nine months ended September 30, 2019, the Company recorded income from its unconsolidated mortgage joint ventures of $2.6 million, compared to $2.0 million in the 2018 period, reflecting increased activity from these ventures, offset by the Company's acquisition of the remaining interest in Polygon Mortgage, LLC, which is now a wholly-owned subsidiary of ClosingMark Financial Group, during the 2019 period.
During the nine months ended September 30, 2019, the Company recorded income of $2.2 million from its ClosingMark Home Loans and title business, as the Company experienced a full quarter of operations during the third quarter of 2019, offset by costs incurred preparing for the ramp-up of operations in these new businesses. The Company also incurred transaction expenses of $1.0 million associated with the acquisition of South Pacific Financial Corporation ("SPFC"). There are no balances for the comparable 2018 period, as the Company's financial services operations commenced in the second quarter of 2019.
Other Items
During the nine months ended September 30, 2019, the Company closed on a multi-family sale to a third party investor. The sales price of this transaction was $19.2 million and the related cost was $14.9 million, for a total profit of $4.3 million.
Interest activity for the nine months ended September 30, 2019 and September 30, 2018 is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Interest incurred	$73,439	$66,791
Less: Interest capitalized	73,439	66,791
Interest expense, net of amounts capitalized	$—	$—
Cash paid for interest	$85,808	$73,622
The increase in incurred interest for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to additional interest resulting from the Company's new 6.625% Senior Note in the 2019 period. In addition, the increase in cash paid for interest for the 2019 period compared to the 2018 period was due to timing of payments on interest for the Company's Senior Notes and an increase in interest payments on the Company's Revolving Credit Facility.

The Company capitalized all of the interest it incurred during both periods presented due to its qualifying assets exceeding its outstanding debt.
Provision for Income Taxes
During the nine months ended September 30, 2019, the Company recorded a provision for income taxes of $13.5 million, for an effective tax rate of 22.4%. During the nine months ended September 30, 2018, the Company recorded a provision for income taxes of $19.6 million for an effective tax rate of 21.5%.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased to $19.0 million during the 2019 period, compared to $14.3 million during the 2018 period due to the increase in active projects the Company participates in through the joint ventures.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income available to common stockholders for the nine months ended September 30, 2019 was $28.1 million, compared to net income available to common stockholders for the nine months ended September 30, 2018 was $57.3 million.

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
The Company benefits from a sizable and well-located lot supply, and as of September 30, 2019, the Company owned 17,649 lots, all of which are entitled, and had options to purchase an additional 11,593 lots. The Company’s lot supply reflects its balanced approach to land investment. The Company has a diverse mix of finished lots available for near-term homebuilding operations and longer-term strategic land positions to support future growth. The Company believes that its current inventory of owned and controlled lots is sufficient to supply the vast majority of its projected future home closings for the next several years. Consistent with the entire homebuilding industry, during 2018 and into 2019, the Company experienced increased cycle times and cost increases in a number of its operating segments due to weather delays and availability of qualified trades. The Company continues to implement new strategies to temper the impact of these challenges in an effort to manage cycle times and deliveries.
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
The Company provides for its ongoing cash requirements with the proceeds from capital markets transactions, as well as from internally generated funds from the sales of homes and/or land sales. During the nine months ended September 30, 2019, the Company delivered 2,977 homes, and recognized home sales revenue of $1,382.1 million. During the nine months ended September 30, 2019, the Company used cash in operations of $138.9 million, which included investment in land acquisitions of $298.9 million, for net cash generated by operations of $160.0 million, net of investment in land acquisitions. In addition, the Company has the option to use additional outside borrowing, form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, buy land via lot options or land banking arrangements, and engage in future transactions in the public equity and debt markets. The Company has financed, and may in the future finance, certain projects and land acquisitions with construction loans secured by real estate inventories, seller-provided financing, land banking transactions, and capital markets transactions. The Company may also draw on its revolving line of credit to fund land acquisitions, as discussed below. We believe we are well-positioned with a strong balance sheet and sufficient liquidity for supporting our ongoing operations and growth initiatives.

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
During the nine months ended September 30, 2019, the Company used the net proceeds from the offering of 6.00% Senior Notes due 2023, as further described below, (i) together with cash generated from certain land banking arrangements, and cash on hand, to finance the RSI Acquisition and to pay related fees and expenses and (ii) to repay all of California Lyon's $150 million in aggregate principal amount of 5.75% Notes such that the 5.75% Notes were satisfied and discharged prior to December 31, 2018.

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
On September 15, 2015, California Lyon completed its private placement with registration rights of an additional $50 million in aggregate principal amount of its 7.00% Senior Notes due 2022 (the “additional 7.00% Notes”, and together with the initial 7.00% Notes, the "7.00% Notes") at an issue price of 102.0% of their principal amount, plus accrued interest from August 15, 2015, resulting in net proceeds of approximately $50.5 million. In January 2016, we exchanged 100% of the additional 7.00% Notes for notes that are freely transferable and registered under the Securities Act.

On July 9, 2019, California Lyon, completed the sale to certain purchasers ("the "Offering") of $300 million in aggregate principal amount of 6.625% Senior Notes due 2027, described below. Parent, through California Lyon, used the net proceeds from the Offering, as well as cash on hand, to redeem $300 million in aggregate principal amount of California Lyon’s outstanding $350 million of 7.00% Notes. This redemption of the principal balance resulted in $1.8 million of loss on debt extinguishment recorded through earnings. As of September 30, 2019, the outstanding amount of the 7.00% Notes was $50 million, excluding unamortized premium of $69.4 thousand and deferred loan costs of $0.3 million. The 7.00% Notes bear interest at a rate of 7.00% per annum, payable semiannually in arrears on February 15 and August 15, and mature on August 15, 2022. The 7.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 7.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, and $300 million in aggregate principal amount of 6.625% Senior Notes due 2027, each as described below. The 7.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 7.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of September 30, 2019, the outstanding principal amount of the 6.00% Notes was $350 million, excluding deferred loan costs of $5.3 million. The 6.00% Notes bear interest at a rate of 6.00% per annum, payable semiannually in arrears on March 1 and September 1, and mature on September 1, 2023. The 6.00% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.00% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $50 million in aggregate principal amount of 7.00% Senior Notes due 2022, as described above, $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, and $300 million in aggregate principal amount of 6.625% Senior Notes due 2027, each as described below. The 6.00% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.00% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

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
As of September 30, 2019, the outstanding principal amount of the 5.875% Notes was $437 million, excluding unamortized discount of $2.5 million and deferred loan costs of $5.3 million. During the nine months ended September 30, 2019, the Company retired approximately $4.0 million of the principal balance, resulting in $0.4 million of gain on debt extinguishment recognized through earnings. The 5.875% Notes bear interest at a rate of 5.875% per annum, payable semiannually in arrears on January 31 and July 31, and mature on January 31, 2025. The 5.875% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 5.875% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $50 million in aggregate principal amount of 7.00% Senior Notes due 2022, $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, each as described above, and $300 million in aggregate principal amount of 6.625% Senior Notes due 2027, described below. The 5.875% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 5.875% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

6.625% Senior Notes Due 2027
On July 9, 2019, California Lyon completed the sale to certain purchasers ("the "Offering") of $300 million in aggregate principal amount of 6.625% Senior Notes due 2027 (the "6.625% Notes"). Parent, through California Lyon, used the net proceeds from the Offering, as well as cash on hand, to redeem $300 million in aggregate principal amount of California Lyon’s outstanding $350 million of 7.00% Notes. This redemption of the principal balance resulted in $1.8 million of loss on debt extinguishment recorded through earnings. As of September 30, 2019, the outstanding amount of the 6.625% Notes was $300 million, excluding deferred loan costs of $5.3 million. The 6.625% Notes bear interest at a rate of 6.625%, payable on January 15 and July 15, and mature on July 15, 2027. The 6.625% Notes are unconditionally guaranteed on a joint and several unsecured basis by Parent and certain of its existing and future restricted subsidiaries. The 6.625% Notes and the related guarantees are California Lyon’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of California Lyon’s and the guarantors’ existing and future unsecured senior debt, including California Lyon’s $50 million in aggregate principal amount of 7.00% Senior Notes due 2022, $350 million in aggregate principal amount of 6.00% Senior Notes due 2023, and $437 million in aggregate principal amount of 5.875% Senior Notes due 2025, each as described above. The 6.625% Notes rank senior in right of payment to all of California Lyon’s and the guarantors’ future subordinated debt. The 6.625% Notes and the guarantees are and will be effectively junior to California Lyon’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such debt.

Senior Notes Covenant Compliance
The indentures governing the 7.00% Notes, the 6.00% Notes, the 5.875% Notes, and the 6.625% Notes contain covenants that limit the ability of Parent, California Lyon, and their restricted subsidiaries to, among other things: (i) incur or guarantee certain additional indebtedness; (ii) pay dividends, distributions, or repurchase equity or make payments in respect of subordinated indebtedness; (iii) make certain investments; (iv) sell assets; (v) incur liens; (vi) enter into agreements restricting the ability of the Company’s restricted subsidiaries to pay dividends or transfer assets; (vii) enter into transactions with affiliates; (viii) create unrestricted subsidiaries; and (viii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications as described in the Indenture. The Company was in compliance with all such covenants as of September 30, 2019.

Revolving Credit Facility
On May 21, 2018, California Lyon and Parent entered into a new credit agreement providing for an unsecured revolving credit facility of up to $325.0 million (the “New Facility”) with the lenders party thereto, which New Facility replaces the Company’s previous $170.0 million revolving credit facility, as described below. The New Facility initially matured on May 21, 2021, unless terminated earlier pursuant to the terms of the New Facility. In July 2019, the Company extended the maturity one year to May 21, 2022. The New Facility contains an uncommitted accordion feature under which its aggregate principal amount can be increased to up to $500.0 million under certain circumstances, as well as a sublimit of $50.0 million for letters of credit. Effective as of November 9, 2018, California Lyon increased the size of the commitment under its revolving credit facility by $40.0 million to an aggregate total of $365.0 million, through entry into a new lender supplement as of such date.
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
Borrowings under the New Facility, the availability of which is subject to a borrowing base formula, are required to be guaranteed by the Parent and certain of the Parent’s wholly-owned subsidiaries (such subsidiaries, the “Guarantors”), and may be used for general corporate purposes. As of September 30, 2019, the commitment fee on the unused portion of the New Facility accrues at an annual rate of 0.50%. As of September 30, 2019, the Company had $150.0 million outstanding against the New Facility at an effective rate of 4.6%, as well as a letter of credit for $9.5 million. Other than those listed above, as of September 30, 2019, the Company had no borrowing limitations under the New Facility. As of December 31, 2018, the Company had $45.0 million outstanding against the New Facility at an effective rate of 7.0%, as well as a letter of credit for $8.6 million.
The New Facility contains certain financial maintenance covenants, including (a) a minimum tangible net worth requirement of $556.4 million (which is subject to increase over time based on subsequent earnings and proceeds from equity offerings, as well as deferred tax assets to the extent included on the Company's financial statements), (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 65% as of December 30, 2018, further decreased to 62.5% effective as of December 31, 2018, through and including December 30, 2019, and further decreases to and remains at 60% thereafter, and (c) a covenant requiring us to maintain either (i) an interest coverage ratio (EBITDA to interest incurred, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than the greater of our consolidated interest incurred during the trailing 12 months and $50.0 million. Our compliance with these financial covenants is measured by calculations and metrics that are specifically defined or described by the terms of the New Facility and can differ in certain respects from comparable GAAP or other commonly used terms. The New Facility also contains customary events of default, subject to cure periods in certain circumstances, including: nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. The occurrence of any event of default could result in the termination of the commitments under the New Facility and permit the Lenders to accelerate payment on outstanding borrowings under the New Facility and require cash collateralization of outstanding letters of credit. If a change of control (as defined in the New Facility) occurs, the Lenders may terminate the commitments under the New Facility and require that the Borrower repay outstanding borrowings under the New Facility and cash collateralize outstanding letters of credit. Interest rates on borrowings generally will be based on either LIBOR or a base rate, plus the applicable spread. The Company was in compliance with all covenants under the New Facility as of September 30, 2019. The following table summarizes these covenants pursuant to the New Facility, and our compliance with such covenants as of September 30, 2019:

	Covenant Requirements at		Actual at
Financial Covenant	September 30, 2019		September 30, 2019
Minimum Tangible Net Worth	$650.9	million	$914.2	million
Maximum Leverage Ratio	62.5%		60.1%
Interest Coverage Ratio; or (1)	1.5		1.9
Minimum Liquidity (1)	$98.6	million	$181.8	million

(1) We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Although the Company does not believe it is likely to breach any of the covenants listed above, including the maximum leverage ratio covenant, based on its current expectations and assumptions, there are certain steps that the Company could take to decrease the likelihood of any breach in the event it was determined that a breach was reasonably likely. The Company remains focused on continuing to drive top line revenue growth which it believes will improve cash flow and generate earnings. In addition, there are certain discretionary levers that the Company has the ability to utilize to the extent it is determined that near-term steps are needed to manage to covenant requirements. For example, land acquisition and development is a strategic investment by the Company to support our future growth plans. While the Company intends to continue to acquire land that it believes is accretive to the Company, the Company's currently owned and controlled land position enables it to be selective and nimble in its future acquisition strategy. The Company also has the option to form new joint ventures with partners that could provide a substantial portion of the capital required for certain projects, purchase land through lot options or land banking arrangements, as well as utilizing such financing structures as a means to generate incremental cash flow, or adjust the timing of housing starts. In addition, during the nine months ended September 30, 2019, the Company paid approximately $298.9 million for land and land developments. Such spending related to land owned is a discretionary component that the Company can temper as needed to reduce cash outflow, and it believes it can do so without a significant impact on near-term operating results.
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

Notes Payable
 The Company and certain of its consolidated joint ventures have entered into notes payable agreements. The issuance date, facility size, maturity date and interest rate of the joint ventures notes payable are listed in the table below as of September 30, 2019 (in millions):

Issuance Date	Facility Size	Outstanding	Maturity	Current Rate
March, 2019	$18.9	$2.2	November, 2020	4.94%	(3)
May, 2018	128.0	115.0	May, 2021	5.15%	(2)
May, 2018	13.3	13.3	June, 2020	4.94%	(3)
July, 2017	66.2	2.8	February, 2021	5.10%	(2)
January, 2016	35.0	4.4	February, 2020	5.29%	(1)
	$261.4	$137.7

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
The notes payable contain certain financial maintenance covenants. The Company was in compliance with all such covenants as of September 30, 2019.

Net Debt to Total Capital
The Company’s ratio of net debt to total capital (net of cash) was 56.9% and 55.9% as of September 30, 2019 and December 31, 2018, respectively. The ratio of net debt to total capital (net of cash) is a non-GAAP financial measure, which is calculated by dividing notes payable and Senior Notes, net of cash and cash equivalents, by net book capital (notes payable and Senior Notes, net of cash and cash equivalents, plus total equity). The Company believes this calculation is a relevant and useful financial measure to investors in understanding the leverage employed in its operations, and may be helpful in comparing the Company with other companies in the homebuilding industry to the extent they provide similar information. See table set forth below reconciling this non-GAAP measure to the ratio of debt to total capital.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Notes payable and Senior Notes	$1,407,191	$1,321,345
Total equity	1,032,363	1,014,327
Total capital	$2,439,554	$2,335,672
Ratio of debt to total capital	57.7%	56.6%
Notes payable and Senior Notes	$1,407,191	$1,321,345
Less: Cash and cash equivalents	(42,118)	(33,779)
Net debt	1,365,073	1,287,566
Total equity	1,032,363	1,014,327
Total capital (net of cash)	$2,397,436	$2,301,893
Ratio of net debt to total capital (net of cash)	56.9%	55.9%
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
The Company participated in three land banking arrangements during the nine months ended September 30, 2019 that were not variable interest entities in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”), but was consolidated in accordance with FASB ASC Topic 470, Debt (“ASC 470”). Under the provisions of ASC 470, the Company had determined it is economically compelled, based on certain factors, to purchase the land in the land banking arrangements. Therefore, the Company has recorded the remaining purchase price of the land of $215.5 million as of September 30, 2019, which was included in Real estate inventories not owned and Liabilities from inventories not owned in the accompanying balance sheet.
Summary information with respect to the Company’s consolidated land banking arrangements is as follows as of the period presented (dollars in thousands):

September 30, 2019
Total number of land banking arrangements consolidated	3
Total number of lots	5,184
Total purchase price	$452,967
Balance of lots still under option and not purchased:
Number of lots	3,435
Purchase price	$215,541
Forfeited deposits if lots are not purchased	$55,860
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
Cash Flows—Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
For the nine months ended September 30, 2019 and 2018, the comparison of cash flows is as follows:
•Net cash used in operating activities was $138.9 million in the 2019 period compared to $185.0 million in the 2018 period. The change was primarily a result of (i) a net increase in spending on real estate inventories of $10.5 million, compared to a decrease of $303.1 million in the 2018 period, (ii) a decrease in accrued expenses of $71.4 million in the 2019 period compared to an increase of $3.7 million in the 2018 period, (iii) a decrease in accounts payable of $13.6 million in the 2019 period compared to an increase of $26.8 million in the 2018 period due to timing of payments, (iv) a decrease of $120.5 million of mortgages held for sale in the 2019 period for which there is no comparable amount in the 2018 period, and (v) a decrease of net other financial services assets and liabilities of $3.4 million in the 2019 period for which there is no comparable amount in the 2018 period.
•Net cash used in investing activities was $6.1 million in the 2019 period due to purchases of property and equipment of $1.5 million in the 2019 period compared to purchases of property and equipment of $7.5 million in the 2018 period. In addition, the Company had cash outflow $4.6 million for acquisitions, of which $3.9 million was used in the acquisition of South Pacific Financial Corporation in the 2019 period, as compared to cash outflow of $475.2 million relating to the acquisition of RSI Communities in the 2018 period.

•Net cash provided by financing activities decreased to $153.4 million in the 2019 period from $535.8 million in the 2018 period. The change was primarily the result of (i) proceeds of $350.0 million from the issuance of the 6% Senior Notes in the 2018 period, for which there is no comparable amount in the 2019 period, (ii) net proceeds from borrowings of $105.0 million against the revolving line of credit in the 2019 period, versus $220.0 million in the 2018 period, (iii) proceeds of $300.0 million from the issuance of the 6.625% Senior Notes in the 2019 period, for which there is no comparable amount in the 2018 period, partially offset by, (iv) principal payments of the 5.75% Senior Notes of $150.0 million in the 2018 period, for which there is no comparable amount in the 2019 period, (v) principal payments of the 7.0% Senior Notes of $300.0 million in the 2019 period, for which there is no comparable amount in the 2018 period, (vi) net payments on borrowings of $14.0 million against notes payable in the 2019 period compared to net proceeds of $68.6 million in the 2018 period, (vii) net noncontrolling interest distributions of $33.6 million in the 2019 period compared to net noncontrolling interest contributions of $74.2 million in the 2018 period, and (viii) net borrowings on warehouse facilities of $109.0 million in the 2019 period, for which there is no comparable amount in the 2018 period.
Based on capital market access and expected sales volume, the Company believes it has sufficient cash and sources of financing for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements including joint venture financing, option agreements, land banking arrangements and variable interests in unconsolidated entities. These arrangements are more fully described above and in Notes 4 and 15 of “Notes to Condensed Consolidated Financial Statements.” In addition, the Company is party to certain contractual obligations, including land purchases and project commitments, which are detailed in Note 15 of “Notes to Condensed Consolidated Financial Statements.”
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
Description of Projects and Communities Under Development
The Company’s homebuilding projects usually take two to five years to develop. The following table presents project information relating to each of the Company’s homebuilding operating segments as of September 30, 2019, which includes lots owned as of September 30, 2019, lots consolidated in accordance with certain accounting principles as of September 30, 2019, homes either closed or in backlog as of or for the period ended September 30, 2019, parcels of undeveloped land held for future sale, and lots controlled as of September 30, 2019. The following table includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below. In addition, we undertake no obligation to update or revise the information in the table below to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time. See "CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS" included in this Quarterly Report on Form 10-Q.

	Estimated Number of Homes at Completion (1)	Cumulative Homes Closed as of September 30, 2019 (2)	Backlog at September 30, 2019 (3) (4)	Lots Owned or Controlled as of September 30, 2019 (5)	Homes Closed for the Nine Months Ended September 30, 2019	Estimated Sales Price Range (6)
California	6,545	2,337	315	4,208	860	$ 302,000 - 3,280,000
Arizona	5,466	1,475	206	3,991	322	$ 185,990 - 502,990
Nevada	2,706	919	125	3,036	219	$ 207,500 - 1,587,900
Colorado	3,853	1,015	217	2,838	376	$ 280,000 - 620,000
Washington	2,899	891	76	2,008	242	$ 284,990 - 1,319,990
Oregon	5,072	820	110	4,253	313	$ 199,990 - 894,990
Texas	10,153	1,245	319	8,908	645	$ 193,990 - 454,990
GRAND TOTALS	36,694	8,702	1,368	29,242	2,977

(1)The estimated number of homes to be built at completion is approximate and includes home sites in our backlog. Such estimated amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes, and there can be no assurance that the Company will build these homes. Further, certain projects may include lots that the Company controls, and that are also reflected in "Lots Owned or Controlled as of September 30, 2019".
(2)“Cumulative Homes Closed” represents homes closed since the project opened, and may include prior years, in addition to the homes closed during the current year presented.
(3)Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.
(4)Of the total homes subject to pending sales contracts as of September 30, 2019, 1,233 represent homes that are completed or under construction.
(5)Lots owned or controlled as of September 30, 2019 include lots in backlog at September 30, 2019 and projects with lots owned as of September 30, 2019 that are expected to open for sale and have an estimated year of first delivery of 2020 or later, as well as lots controlled as of September 30, 2019, and parcels of undeveloped land held for future sale. Certain lots controlled are under land banking arrangements which may become owned and produce deliveries during 2019. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that the Company will acquire any of the controlled lots reflected in these amounts.
(6)Estimated sales price range reflects the most recent pricing updates of the base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project. Sales prices reflect current pricing estimates and might not be indicative of past or future pricing. Further, any potential benefit to be gained from an increase in sales price ranges as compared to previously estimated amounts may be offset by increases in costs, profit participation, and other factors.
Income Taxes
See Note 12 of “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s income taxes.
Critical Accounting Policies
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those which impact its most critical accounting policies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company’s most critical accounting policies are real estate inventories and cost of sales; impairment of real estate inventories; variable interest entities; and business combinations. Management believes that there have been no significant changes to these policies during the nine months ended September 30, 2019, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates to the Company’s floating rate debt with a total outstanding balance at September 30, 2019 of $287.7 million where the interest rate is variable based upon certain bank reference or prime rates. The prime rate during the nine months ended September 30, 2019 was approximately 5.00%. Based upon the amount of variable rate debt held by the Company, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the amount of interest expense incurred by the Company by approximately $1.4 million.
The following table presents principal cash flows by scheduled maturity, interest rates and the estimated fair value of our long-term fixed rate debt obligations as of September 30, 2019 (dollars in thousands):

	Years ending December 31,					Thereafter	Total	Fair Value at September 30, 2019
	2019	2020	2021	2022	2023
Fixed rate debt	1,252	$—	$—	$50,000	$350,000	$736,886	$1,138,138	$1,165,733
Interest rate	—	—	—	7.0%	6.0%	5.875%, 6.625%
The Company uses derivative instruments in the normal course of its mortgage business. The Company does not enter into or hold derivatives for trading or speculative purposes. Refer to Note 10 - Fair Value of Financial Instruments, in the Notes to Condensed Consolidated Financial Statements for further discussion of our derivative portfolio.

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
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation as of September 30, 2019, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. Our management determined that as of September 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described below and those risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this Quarterly Report on Form 10-Q, including statements in the risk factors, constitute forward-looking statements. Please refer to the section titled, “CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS” included elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to the Proposed Merger

The announcement and pendency of the Merger may have an adverse effect on our business, operating results and price of our Class A Common Stock.

On November 5, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Taylor Morrison Home Corporation, a Delaware corporation (“Taylor Morrison”), and Tower Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Taylor Morrison (“Merger Sub”). The Merger Agreement provides for, subject to the terms and conditions thereof, the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity as a wholly owned subsidiary of Taylor Morrison (the “Merger”). We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

•market reaction to the announcement and pendency of the Merger;
•changes in our business, operating results, market price of our Class A Common Stock and prospects generally;
•market assessments of the likelihood that the Merger will be consummated;
•the amount of consideration offered per share is based on a fixed exchange ratio, and will not be adjusted to account for changes in our or Taylor Morrison’s respective business, assets, liabilities, prospects, outlook, financial condition or results of operations, or any other changes, during the pendency of the Merger, including any change in the market price of, analyst estimates of, or projections relating to, our Class A Common Stock or Taylor Morrison’s common stock;
•potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;
•we may incur unexpected costs, liabilities or delays in connection with or with respect to the Merger;
•potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;

•the pendency and outcome of any legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement;
•the inherent risks, costs and uncertainties associated with integrating the businesses successfully and risks of not achieving all or any of the anticipated benefits of the Merger, or the risk that the anticipated benefits of the Merger may not be fully realized or take longer to realize than expected;
•competitive pressures in the markets in which we and Taylor Morrison operate;
•potential restrictions on the conduct of our business prior to the completion of the Merger pursuant to the terms of the Merger Agreement;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and
•the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

The failure to complete the Merger may adversely affect our business and the price of our Class A Common Stock.

The completion of the Merger is subject to a number of conditions, including (i) the adoption of the Merger Agreement by our stockholders and the approval of the issuance of the shares of Taylor Morrison’s common stock to be issued in connection with the Merger by Taylor Morrison’s stockholders, (ii) the absence of any law or order prohibiting the Merger, (iii) the effectiveness of the Form S-4 and the approval for listing on the NYSE of the shares of Taylor Morrison common stock to be issued pursuant to the Merger; (iv) the absence of a material adverse effect on us or Taylor Morrison and (v) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations. The Merger Agreement also contains certain customary termination rights for both parties, including certain circumstances in which we may be required to pay to Taylor Morrison a termination fee equal to $18.0 million in cash, or reimburse Taylor Morrison’s transaction expenses related to the negotiation or consummation of the transactions contemplated by the Merger Agreement, up to $9.0 million in cash. There can be no assurance that the conditions to the completion of the Merger will be satisfied, that the Merger Agreement will not be terminated, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all. If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities, we may be obligated to pay a termination fee or reimburse expenses to Taylor Morrison, and the price of our Class A Common Stock could fall to the extent that price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, knowingly facilitate or knowingly encourage, or engage or participate in any negotiations or discussions regarding, or furnish any nonpublic information in response to inquiries with respect to, an alternative transaction. The Merger Agreement requires us to pay Taylor Morrison a termination fee equal to $18.0 million, under specified circumstances, including termination of the Merger Agreement by Taylor Morrison as a result of an adverse change in the recommendation of our board of directors in connection with the Merger, or by us in order to enter into a Superior Proposal (as such term is defined in the Merger Agreement) with a third party. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Potential litigation instituted against us, Taylor Morrison or our respective directors challenging the proposed Merger may prevent the Merger from becoming effective within the expected timeframe or at all.

Potential litigation related to the Merger may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the Merger. Such relief may prevent the Merger from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management’s attention and resources, which could adversely affect the respective businesses of us and Taylor Morrison.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three month period ended September 30, 2019.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Stock Repurchase Program (2)	Approximate Dollar Value of Shares that may yet be Repurchased under the Stock Repurchase Program
July, 31, 2019	311	$19.13	311	—	$31,537,306
August 31, 2019	—	$—	—	—	$31,537,306
September 30, 2019	—	$—	—	—	$31,537,306
Total	311		311	—
(1) The Company repurchased 311 shares from certain employees to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three month period ended September 30, 2019. Such shares were not repurchased pursuant to a publicly announced plan or program.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 5, 2019 by and among Taylor Morrison Home Corporation, Tower Merger Sub, Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed November 7, 2019).

4.1	Indenture, dated as of July 9, 2019, among William Lyon Homes, Inc., as Issuer, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed July 9, 2019).

10.1	Amendment No. 2 dated as of July 18, 2019 to the Credit Agreement, dated as of May 21, 2018, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each of the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 23, 2019).

10.1	Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Brian W. Doyle, dated as of September 17, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed September 18, 2019).

10.2	Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Colin T. Severn, dated as of September 17, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed September 18, 2019).

10.3	Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Jason R. Liljestrom, dated as of September 17, 2019 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed September 18, 2019).

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

WILLIAM LYON HOMES
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM LYON HOMES,
a Delaware corporation

Date: November 8, 2019	By:	/S/ COLIN T. SEVERN
Colin T. Severn
Senior Vice President, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 5, 2019 by and among Taylor Morrison Home Corporation, Tower Merger Sub, Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed November 7, 2019).

4.1	Indenture, dated as of July 9, 2019, among William Lyon Homes, Inc., as Issuer, the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed July 9, 2019).

10.1	Amendment No. 2 dated as of July 18, 2019 to the Credit Agreement, dated as of May 21, 2018, among William Lyon Homes, Inc., a California corporation, as Borrower, William Lyon Homes, a Delaware corporation, as Parent, each of the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 23, 2019).

10.1	Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Brian W. Doyle, dated as of September 17, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed September 18, 2019).

10.2	Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Colin T. Severn, dated as of September 17, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed September 18, 2019).

10.3	Employment Agreement by and among William Lyon Homes, William Lyon Homes, Inc. and Jason R. Liljestrom, dated as of September 17, 2019 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed September 18, 2019).

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.